Form 10-K
period 2020-12-31
TENET HEALTHCARE CORP
filed 2021-02-19
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $1.1 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day. As of January 31, 2021, there were 106,196,295 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.
ITEM 1. BUSINESS

OVERVIEW

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” the “Company,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI”), at December 31, 2020, we operated an expansive care network that included 65 hospitals and over 550 other healthcare facilities, including ambulatory surgery centers (“ASCs”), urgent care centers (“UCCs”) , imaging centers, surgical hospitals, off-campus emergency departments and micro-hospitals. In addition, we operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. Following exploration of strategic alternatives for Conifer, in July 2019, we announced our intention to pursue a tax‑free spin-off of Conifer as a separate, independent, publicly traded company. For financial reporting purposes, our business lines are classified into three separate reportable operating segments – Hospital Operations and other (“Hospital Operations”), Ambulatory Care and Conifer. Additional information about our business segments is provided below; statistical data for the segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report (“MD&A”).

In 2020, the COVID-19 pandemic impacted all three segments of our business, as well as our patients, communities and employees. Throughout MD&A, we have provided additional information on the impact of the COVID-19 pandemic on our results of operations, set forth the steps we have taken, and are continuing to take, in response and described the legislative actions that have mitigated some of the economic disruption caused by the pandemic on our business. For information about risks and uncertainties around COVID-19 that could affect our results of operations, financial condition and cash flows, we refer you to the Risk Factors section below.

OPERATIONS

HOSPITAL OPERATIONS SEGMENT

Hospitals, Ancillary Outpatient Facilities and Related Businesses—At December 31, 2020, our subsidiaries operated 65 hospitals, serving primarily urban and suburban communities in nine states. Our subsidiaries had sole ownership of 57 of these hospitals, six were owned or leased by entities that are, in turn, majority owned by a Tenet subsidiary, and two were owned by third parties and leased by our wholly owned subsidiaries. Our Hospital Operations segment also included 157 outpatient centers at December 31, 2020, the majority of which are freestanding UCCs, provider-based diagnostic imaging centers, off-campus emergency departments, provider-based ASCs and micro-hospitals. In addition, at December 31, 2020, our subsidiaries owned or leased and operated: a number of medical office buildings, all of which were located on, or nearby, our hospital campuses; over 720 physician practices; three accountable care organizations and eight clinically integrated networks; and other ancillary healthcare businesses.

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

Each of our hospitals (other than our one critical access hospital) is accredited by The Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation (“CoPs”) and Conditions for Coverage (“CfCs”) and are eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Although our critical access hospital has not sought to be accredited, it also participates in the Medicare and Medicaid programs by otherwise meeting the Medicare CoPs and CfCs.

The following table lists, by state, the hospitals wholly owned, operated as part of a joint venture, or leased and operated by our wholly owned subsidiaries at December 31, 2020:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Baptist Medical Center(1)	Homewood	595	JV/Owned
Citizens Baptist Medical Center(1)(2)	Talladega	122	JV/Leased
Princeton Baptist Medical Center(1)(2)	Birmingham	505	JV/Leased
Shelby Baptist Medical Center(1)(2)	Alabaster	252	JV/Leased
Walker Baptist Medical Center(1)(2)	Jasper	267	JV/Leased

Arizona
Abrazo Arizona Heart Hospital(3)	Phoenix	59	Owned
Abrazo Arrowhead Campus	Glendale	217	Owned
Abrazo Central Campus	Phoenix	206	Owned
Abrazo Scottsdale Campus	Phoenix	120	Owned
Abrazo West Campus	Goodyear	200	Owned
Holy Cross Hospital(4)(5)	Nogales	25	Owned
St. Joseph’s Hospital(4)	Tucson	486	Owned
St. Mary’s Hospital(4)	Tucson	400	Owned

California
Desert Regional Medical Center(6)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Hi-Desert Medical Center(7)	Joshua Tree	179	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	172	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(8)	San Ramon	123	JV/Owned
Sierra Vista Regional Medical Center	San Luis Obispo	162	Owned
Twin Cities Community Hospital	Templeton	122	Owned

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	536	Owned
Florida Medical Center – a campus of North Shore	Lauderdale Lakes	459	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	366	Owned
North Shore Medical Center	Miami	337	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	199	Owned
Palmetto General Hospital	Hialeah	368	Owned
St. Mary’s Medical Center	West Palm Beach	460	Owned
West Boca Medical Center	Boca Raton	195	Owned

Hospital	Location	Licensed Beds	Status
Massachusetts
MetroWest Medical Center – Framingham Union Campus	Framingham	147	Owned
MetroWest Medical Center – Leonard Morse Campus(3)	Natick	86	Owned
Saint Vincent Hospital	Worcester	290	Owned

Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	273	Owned
Harper University Hospital	Detroit	470	Owned
Huron Valley-Sinai Hospital	Commerce Township	158	Owned
Hutzel Women’s Hospital	Detroit	114	Owned
Rehabilitation Institute of Michigan(3)	Detroit	69	Owned
Sinai-Grace Hospital	Detroit	404	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	109	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	479	Owned
Saint Francis Hospital – Bartlett	Bartlett	196	Owned

Texas
Baptist Medical Center	San Antonio	623	Owned
The Hospitals of Providence East Campus	El Paso	182	Owned
The Hospitals of Providence Memorial Campus	El Paso	480	Owned
The Hospitals of Providence Sierra Campus	El Paso	306	Owned
The Hospitals of Providence Transmountain Campus	El Paso	108	Owned
Mission Trail Baptist Hospital	San Antonio	102	Owned
Nacogdoches Medical Center	Nacogdoches	161	Owned
North Central Baptist Hospital	San Antonio	443	Owned
Northeast Baptist Hospital	San Antonio	371	Owned
Resolute Health Hospital	New Braunfels	128	Owned
St. Luke’s Baptist Hospital	San Antonio	287	Owned
Valley Baptist Medical Center	Harlingen	586	Owned
Valley Baptist Medical Center – Brownsville	Brownsville	240	Owned

Total Licensed Beds		17,178

(1)Operated by a limited liability company formed as part of a joint venture with Baptist Health System, Inc. (“BHS”), a not-for-profit health system in Alabama; a Tenet subsidiary owned a 70% interest in the entity at December 31, 2020, and BHS owned a 30% interest.
(2)In order to receive certain tax benefits for these hospitals, which were operated as nonprofit hospitals prior to our joint venture with BHS, we have entered into arrangements with the City of Talladega, the City of Birmingham, the City of Alabaster and the City of Jasper such that a Medical Clinic Board owns each of these hospitals, and the hospitals are leased to our joint venture entity. These capital leases expire between November 2025 and September 2036, but contain two optional renewal terms of 10 years each.
(3)Specialty hospital.
(4)Owned by a limited liability company that, effective July 13, 2020 and at December 31, 2020, is wholly owned; through July 12, 2020, the entity was part of a joint venture with Dignity Health (which, following a 2019 merger with Catholic Health Initiatives, is now a part of CommonSpirit Health) and Ascension Arizona, each of which is a not-for-profit health system.

(5)Designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital.
(6)Lease expires in May 2027.
(7)Lease expires in July 2045.
(8)Owned by a limited liability company formed as part of a joint venture with John Muir Health (“JMH”), a not-for-profit health system in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the entity at December 31, 2020, and JMH owned a 49% interest.

Information regarding the utilization of licensed beds and other operating statistics at December 31, 2020 and 2019 can be found in MD&A.

At December 31, 2020, our Hospital Operations segment also included 48 diagnostic imaging centers, 15 off-campus emergency departments and 11 ASCs operated as departments of our hospitals and under the same license, as well as 83 separately licensed, freestanding outpatient centers – typically at locations complementary to our hospitals – consisting of six diagnostic imaging centers, 14 emergency facilities (13 of which are licensed as micro-hospitals), two ASCs and 61 UCCs. At December 31, 2020, USPI managed and operated nearly all of our Hospital Operations segment’s 61 freestanding UCCs under our national MedPost brand. In December 2020, we entered into a definitive agreement to sell the majority of these UCCs (along with UCCs that are part of our Ambulatory Care segment) to an unaffiliated independent urgent care provider; we expect the transaction to be completed in the three months ending March 31, 2021, subject to regulatory approvals and customary closing conditions.

Over half of the outpatient centers in our Hospital Operations segment at December 31, 2020 were in California, Florida and Texas, the same states where we had the largest concentrations of licensed hospital beds. Strong concentrations of hospital beds and outpatient centers within market areas may help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition (including COVID-19 surges) occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Accountable Care Organizations and Clinically Integrated Networks—We own, control or operate three accountable care organizations (“ACOs”) and eight clinically integrated networks (“CINs”) – in Alabama, Arizona, California, Florida, Massachusetts, Michigan, Tennessee and Texas – and participate in an additional ACO and an additional CIN with other healthcare providers for select markets in Arizona. An ACO is a group of providers and suppliers that work together to redesign delivery processes in an effort to achieve high-quality and efficient provision of services under contract with CMS. ACOs that achieve quality performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. A CIN coordinates the healthcare needs of the communities served by its network of providers with the purpose of improving the quality and efficiency of healthcare services through collaborative programs, including contracts with managed care payers that create a high degree of interdependence and cooperation among the network providers. Because they promote accountability and coordination of care, ACOs and CINs are intended to produce savings as a result of improved quality and operational efficiencies.

Health Plans—We previously announced our intention to sell or otherwise dispose of our health plan businesses because they are not a core part of our long-term growth strategy. To that end, we sold, divested the membership of or discontinued four health plans in 2017, and we divested our Chicago-based preferred provider network and our Southern California Medicare Advantage plan in 2018. In addition, we surrendered the Certificate of Authority for our Arizona Medicare Advantage Plan and Medicaid Plan in 2020 to effectuate the withdrawal of our insurance business in Arizona. We have one additional health plan that is still being wound-down; during this time, it continues to be subject to numerous federal and state statutes and regulations related to its business operations, and it continues to be licensed by one or more agencies in the state in which it conducted business. In addition, insurance regulations in that state require us to maintain cash reserves in connection with the plan throughout the wind-down process.

AMBULATORY CARE SEGMENT

Our Ambulatory Care segment is comprised of the operations of USPI, which, at December 31, 2020, had interests in 308 ASCs, 40 UCCs (all of which are operated under the CareSpot brand), 24 imaging centers and 24 surgical hospitals in 31 states. We acquired 45 of these ASCs in December 2020 as part of a transaction announced on December 10, 2020, and we have entered into a definitive agreement to sell the UCCs (along with the majority of UCCs that are part of our Hospital Operations segment) in the near term, subject to regulatory approvals and customary closing conditions. These transactions will enable us to sharpen our focus on the continued growth and expansion of ambulatory surgical services. At December 31, 2020, we owned approximately 95% of USPI, and Baylor University Medical Center (“Baylor”) owned approximately 5%.

Operations of USPI—USPI acquires and develops its facilities primarily through the formation of joint ventures with physicians and health systems. USPI’s subsidiaries hold ownership interests in the facilities directly or indirectly and operate the facilities on a day-to-day basis through management services contracts.

USPI’s surgical facilities specialize in both outpatient and inpatient cases. We believe surgery centers and surgical hospitals offer many advantages to patients and physicians, including increased affordability, predictability and convenience. USPI’s facilities generally provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases than they could expect in an acute care hospital setting. In addition, many physicians choose to perform surgery in outpatient facilities because their patients prefer the comfort of a less institutional atmosphere and the expediency of simplified registration and discharge procedures. Moreover, USPI’s facilities also serve as an alternative point‑of‑service as acute care hospitals manage their capacity during the COVID-19 pandemic and otherwise.

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

In addition to these technological and other clinical advancements, a changing payer environment has contributed to the growth of outpatient surgery relative to all surgery performed. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost-containment measures to limit increases in healthcare expenditures, including procedure reimbursement. Furthermore, as self-funded employers are looking to curb annual increases in their employee health benefits costs, they continue to shift additional financial responsibility to patients through higher co-pays, deductibles and premium contributions. These cost-containment measures have contributed to the shift in the delivery of certain healthcare services away from traditional acute care hospitals to more cost-effective alternate sites, including surgery centers and surgical hospitals. We believe that surgeries performed at surgery centers and surgical hospitals are generally less expensive than acute care hospital-based outpatient surgeries because of lower facility development costs, more efficient staffing and space utilization, and a specialized operating environment focused on quality of care and cost containment. In general, we believe that our focus on quality of care has a positive impact on, among other things, physician and patient satisfaction, as well as our revenues as governmental and private payers continue to move to pay‑for‑performance models.

We operate USPI’s facilities, structure our joint ventures, and adopt staffing, scheduling, and clinical systems and protocols with the goal of increasing physician productivity. We believe that this focus on physician satisfaction, combined with providing high-quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year. Our joint ventures also enable health systems to offer patients, physicians and payers the cost advantages, convenience and other benefits of ambulatory care in a freestanding facility and, in certain markets, establish networks needed to manage the full continuum of care for a defined population. Further, these relationships allow the health systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities.

CONIFER SEGMENT

Nearly all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC or one of its direct or indirect wholly owned subsidiaries. At December 31, 2020, we owned 76.2% of Conifer Health Solutions, LLC, and Catholic Health Initiatives (“CHI”) had a 23.8% ownership position. (As a result of its 2019 merger with Dignity Health, CHI is now a part of CommonSpirit Health.) Following exploration of strategic alternatives for Conifer, in July 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin-off is subject to a number of conditions, including, among others, assurance that the separation will be tax-free for U.S. federal income tax purposes, execution of a restructured long-term services agreement between Conifer and Tenet, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission (“SEC”), and final approval from our board of directors. Although we are continuing to work on the Conifer spin-off, there can be no assurance regarding the timeframe for completing it, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that it will be completed at all.

Services—Conifer provides comprehensive end-to-end and focused-point business process services, including hospital and physician revenue cycle management, patient communications and engagement support, and value-based care solutions, to hospitals, health systems, physician practices, employers and other clients.

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

Clients—At December 31, 2020, Conifer provided one or more of the business process services described above to approximately 630 Tenet and non-Tenet hospital and other clients nationwide. Tenet and CHI facilities represented over 47% of these clients, and the remainder were unaffiliated health systems, hospitals, physician practices, self-insured organizations, health plans and other entities. Contractual agreements have been in place for many years documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations segment provides to Conifer. While Conifer prepares for the spin-off, these contracts have been renewed on a short-term basis with certain scope of services modifications; however, execution of restructured long-term services agreements between Conifer and Tenet is a condition to completion of the proposed spin-off. Conifer’s agreement with CHI to provide patient access, revenue integrity, accounts receivable management and patient financial services to CHI’s facilities expires in 2032. For the year ended December 31, 2020, approximately 40% of Conifer’s net operating revenues were attributable to its relationship with Tenet and 43% were attributable to its relationship with CHI. As we pursue a tax-free spin-off of Conifer, we are continuing to market Conifer’s revenue cycle management, patient communications and engagement services, and value-based care solutions businesses. The timing and uncertainty associated with our plans for Conifer may have an adverse impact on our ability to secure new clients for Conifer. Additional information about our Conifer operating segment can be found in MD&A.

REAL PROPERTY

The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2020 are set forth in the table beginning on page 2. We lease the majority of our outpatient facilities in both our Hospital Operations segment and our Ambulatory Care segment. These leases typically have initial terms ranging from five to 20 years, and most of the leases contain options to extend the lease periods. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own many of these medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.

Our corporate headquarters are located in Dallas, Texas, where we consolidated several office locations in 2020. In addition, we maintain administrative offices in markets where we operate hospitals and other businesses, as well as our Global Business Center in the Philippines. We typically lease our office space under operating lease agreements. We believe that all of our properties are suitable for their respective uses and are, in general, adequate for our present needs.

HUMAN CAPITAL RESOURCES

Physicians—Our operations depend in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of our hospitals and other facilities, as well as physicians who affiliate with us and use our facilities as an extension of their practices. Under state laws and other licensing standards, medical staffs are generally self-governing organizations subject to ultimate oversight by the facility’s local governing board. Members of the medical staffs of our facilities also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our facilities or admit their patients to competing facilities at any time. At December 31, 2020, we owned over 720 physician practices, and we employed (where permitted by state law) or otherwise affiliated with over 1,600 physicians; however, we have no contractual relationship with the overwhelming majority of the physicians who practice at our hospitals and outpatient centers. It is essential to our ongoing business and clinical program development that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Moreover, our ability to recruit and employ physicians is closely regulated.

Employees—We believe each employee across our network has a role integral to our mission, which is to provide quality, compassionate care in the communities we serve. At December 31, 2020, we employed approximately 110,000 people (of which approximately 22% were part‑time employees) in our three business segments, as follows:

Hospital Operations	77,960
Ambulatory Care	21,125
Conifer	10,915
Total	110,000

At December 31, 2020, our employee headcount had decreased by approximately 3,600 employees as compared to December 31, 2019, primarily due to workforce reductions and voluntary separations of employees in our Hospital Operations segment offset by an increased number of USPI employees due to acquisitions of facilities in our Ambulatory Care segment. At December 31, 2020, we had employees in every state in the United States, as well as approximately 1,700 employees providing support across our entire network at our Global Business Center in the Philippines. Approximately 35% of our employees are nurses.

We have established – and continue to enhance and refine – a comprehensive set of practices for recruiting, managing and optimizing the human resources of our organization. In many cases, we utilize objective benchmarking and other tools in our efforts, including a commercial product that is widely used in the healthcare industry and provides metrics in such areas as organizational effectiveness, voluntary turnover and staffing efficiencies. In general, we seek to attract, develop and retain an engaged workforce, cultivate a high-performance culture that embraces data-driven decision-making, and improve talent management processes to promote diversity and inclusion. To that end, we offer: (i) a competitive range of compensation and benefit programs designed to reward performance and promote wellbeing; (ii) opportunities for continuing education and advancement through a broad range of clinical and leadership training experiences; (iii) a supportive, inclusive and patient-centered culture based on respect for others; (iv) company-sponsored efforts encouraging and recognizing volunteerism and community service; (v) a code of conduct that promotes integrity, accountability and transparency, among other high ethical standards; and (vi) a focus on employee welfare, including the implementation of additional safety measures in response to the COVID-19 pandemic. We also continue to focus on the hiring, advancement and retention of underrepresented populations to further our objective of fostering an engaging culture with a workforce and leadership teams that represent the markets we serve. As of December 31, 2020, our total workforce was approximately 75% female, and approximately 47% of our employees self-identified as racially or ethnically diverse. Approximately 53% of new employees (i.e., those we hired in 2020) self-identified as racially or ethnically diverse. Our newly established Diversity Council, which consists of leaders representing different facets of our enterprise, is working together to provide tools, guidelines and training with respect to best practices in this area.

We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the day-to-day operations of our facilities. In some markets, there is a limited availability of experienced medical support personnel, which drives up the local wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of critical-care nurses in certain disciplines and geographic areas, which shortage has been exacerbated by the COVID-19 pandemic. Moreover, we hire many newly licensed nurses in addition to experienced nurses, which requires us to invest in their training.

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

Union Activity and Labor Relations—At December 31, 2020, approximately 28% of the employees in our Hospital Operations segment were represented by labor unions. Less than 1% of the total employees in both our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 35 of our hospitals, the majority of which are in California, Florida and Michigan. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is a possibility that strikes could occur, and our continued operation during any strikes could increase our labor costs and have an adverse effect on our patient volumes and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods, which could result in increases in salaries, wages and benefits expense.

COMPETITION

HEALTHCARE SERVICES

We believe our hospitals and outpatient facilities compete within local communities on the basis of many factors, including: quality of care; location and ease of access; the scope and breadth of services offered; reputation; and the caliber of the facilities, equipment and employees. In addition, the competitive positions of hospitals and outpatient facilities depend in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of those facilities, as well as physicians who affiliate with and use outpatient centers as an extension of their practices. Physicians often serve on the medical staffs of more than one facility, and they are typically free to terminate their association with such facilities or admit their patients to competing facilities at any time.

Another major factor in the competitive position of a hospital or outpatient facility is the ability to negotiate contracts with managed care plans. Health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), third-party administrators, and other third-party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. These negotiated discounts generally limit a hospital or other facility’s ability to increase reimbursement rates to offset increasing costs. Trends toward clinical and pricing transparency may also impact a healthcare facility’s competitive position in ways that are difficult to predict.

In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments and diagnostic imaging centers in the geographic areas in which we operate has increased significantly. Some of these facilities are physician-owned. Moreover, we expect to encounter additional competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets in the future. Some of the hospitals that compete with our hospitals are owned by tax-supported government agencies, and many others are owned by not-for-profit organizations that may have financial advantages not available to our facilities, including (i) support through endowments, charitable contributions and tax revenues, (ii) access to tax-exempt financing, and (iii) exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. State laws that require findings of need for construction and expansion of healthcare facilities or services (as described in “Healthcare Regulation and Licensing – Certificate of Need Requirements” below) may also impact competition.

Our strategies are designed to help our hospitals and outpatient facilities remain competitive, to attract and retain an appropriate number of physicians of distinction in various specialties, as well as skilled clinical personnel and other healthcare professionals, and to increase patient volumes. To that end, we have made significant investments in equipment, technology, education and operational strategies designed to improve clinical quality at all of our facilities. In addition, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. Moreover, we participate in various value-based programs to improve quality and cost of care. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in more appropriate lengths of stay, as well as reductions in readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effects of: (1) reducing costs; (2) increasing payments from Medicare and certain managed care payers for our services as governmental and private payers continue to move to pay-for-performance models, and the commercial market continues to move to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others; and

(3) increasing physician and patient satisfaction, which may improve our volumes. It should be noted, however, that we do face competition from other health systems that are implementing similar strategies.

We also recognize that our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on competitive terms. Generally, we compete for these contracts on the basis of price, market reputation, geographic location, quality and range of services, caliber of the medical staff and convenience. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Price transparency initiatives and increasing vertical integration efforts involving third-party payers and healthcare providers, among other factors, may increase these challenges. Furthermore, the ongoing trend toward consolidation among non-government payers tends to increase their bargaining power over contract terms.

To bolster our competitive position, we have sought to include all of our hospitals and other healthcare businesses in the related geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks. We also continue to engage in contracting strategies that create shared value with payers.

In addition, we have significantly increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, increased predictability and efficiency for physicians, and (for most services) lower costs for payers than would be incurred with a hospital visit. We believe that emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service and participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, among other strategies, will also help us address competitive challenges in our markets.

REVENUE CYCLE MANAGEMENT SOLUTIONS

Conifer faces competition from existing participants and new entrants to the revenue cycle management market, some of which may have significantly greater capital resources than Conifer. In addition, the internal revenue cycle management staff of hospitals and other healthcare providers, who have historically performed many of the functions addressed by our services, in effect compete with us. Moreover, providers who have previously made investments in internally developed solutions may choose to continue to rely on their own resources. We also currently compete with several categories of external participants in the revenue cycle market, including: software vendors and other technology-supported revenue cycle management business process outsourcing companies; traditional consultants, either specialized healthcare consulting firms or healthcare divisions of large accounting firms; and large, non-healthcare focused business process and information technology outsourcing firms.

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

The initial expansion of health insurance coverage under the ACA resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions. Although a substantial portion of both our patient volumes and, as a result, our revenues has historically been derived from government healthcare programs, reductions to our reimbursement under the Medicare and Medicaid programs as a result of the ACA have been partially offset by increased revenues from providing care to previously uninsured individuals.

In recent years, the healthcare industry, in general, and the acute care hospital business, in particular, have been experiencing significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to significantly modify or repeal and potentially replace the ACA. Effective January 2019, Congress eliminated the financial penalty for noncompliance under the ACA’s individual mandate provision, which requires most U.S. citizens and noncitizens who lawfully reside in the country to have health insurance meeting specified standards. On November 10, 2020, the U.S. Supreme Court heard oral arguments in the matter of California v. Texas addressing whether the individual mandate itself is unconstitutional now that Congress has eliminated the tax penalty that was intended to enforce it. Conversely, members of Congress and other politicians have proposed measures that would expand government-sponsored coverage, including single-payer plans, such as Medicare for All. We cannot predict whether the U.S. Supreme Court’s decision will invalidate the Affordable Care Act, nor can we predict if or when further modification of the ACA will occur or what action, if any, Congress might take with respect to eventually repealing and possibly replacing the law.

Furthermore, we are unable to predict the impact on our future revenues and operations of (1) the final decision in California v. Texas and other court challenges to the ACA, (2) administrative, regulatory and legislative changes, including expansion of government-sponsored coverage, or (3) market reactions to those changes. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

Anti-Kickback Statute—Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) proscribe certain business practices and relationships that might affect the provision and cost of healthcare services payable under the Medicare and Medicaid programs and other government programs. Specifically, the law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also amended Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program. Moreover, the Affordable Care Act amended the Anti-kickback Statute to provide that intent to violate the Anti-kickback Statute is not required; rather, intent to violate the law generally is all that is required.

Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and mandatory exclusion from government programs, such as Medicare and Medicaid. In addition, submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (“FCA”). Furthermore, it is a violation of the federal Civil Monetary Penalties Law (“CMPL”) to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs.

The federal government has also issued regulations – referred to as the “Safe Harbor” regulations – that describe some of the conduct and business relationships that are permissible under the Anti-kickback Statute. Historically, Safe Harbors for various activities have included the following: investment interests; space rental; equipment rental; practitioner recruitment; personal services and management contracts; sales of practices; referral services; warranties; discounts; employees; group purchasing organizations; waivers of beneficiary coinsurance and deductible amounts; managed care arrangements; obstetrical malpractice insurance subsidies; investments in group practices; ASCs; referral agreements for specialty services; cost-sharing waivers for pharmacies and emergency ambulance services; and local transportation. In December 2020, the HHS Office of Inspector General (“OIG”) published new rules (the “2020 AKS and CMPL Update”) that updated the Safe Harbor regulations and the CMPL. The 2020 AKS and CMPL Update modified existing Safe Harbors and added new Safe Harbors, as well as a new CMPL exception to remove barriers to more effective coordination and management of patient care and delivery of value-based care. The 2020 AKS and CMPL Update includes: three new Safe Harbors to protect certain payments among individuals and entities in a value-based arrangement; a Safe Harbor to protect certain remuneration provided in connection with CMS-sponsored models; a Safe Harbor to protect donations of cybersecurity technology; and a Safe Harbor to protect the furnishing of certain tools and support to patients in order to improve quality, health outcomes and efficiency. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. Rather, such conduct and business arrangements may be subject to increased scrutiny by government enforcement authorities and should be reviewed on a case-by-case basis.

Stark Law—The Stark law generally restricts physician referrals of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined “designated health services,” such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services; the prohibition does not apply to health services provided by an ASC if those services are included in the ASC’s composite Medicare payment rate. However, if the ASC is separately billing Medicare for designated health services that are not covered under its composite Medicare payment rate, or if either the ASC or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ASC service, the Stark law’s self-referral prohibition would apply and such services could implicate the Stark law. Exceptions to the Stark law’s referral prohibition cover a broad range of common financial relationships. These statutory and the subsequent regulatory exceptions are available to protect certain permitted employment relationships, relocation arrangements, leases, group practice arrangements, medical directorships, and other ordinary relationships between physicians and providers of designated health services, such as hospitals. In December 2020, CMS published new rules (the “2020 Stark Law Update”) that include new exceptions for: certain value-based compensation arrangements between or among physicians, providers and suppliers; limited remuneration to a physician for the provision of items and services without the need for a signed writing and compensation that is set in advance if certain conditions are met; and the protection of arrangements involving the donation of certain cybersecurity technology and related services, including certain cybersecurity hardware donations. The 2020 Stark Law Update also includes several new rules and clarifications to existing Stark Law regulations and key definitions intended to clarify some of the more challenging aspects of Stark Law compliance. CMS explained that the purpose of the 2020 Stark Law Update is to modernize and clarify the regulations to support the innovation necessary for a healthcare delivery and payment system that pays for value and to reduce unnecessary regulatory burdens on physicians and other healthcare providers and suppliers, while reinforcing the physician self-referral law’s goal of protecting against program and patient abuse.

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

Implications of Fraud and Abuse Laws—At December 31, 2020, the majority of the facilities that operate as surgical hospitals in our Ambulatory Care segment are owned by joint ventures that include some physician owners and are subject to the limitations and requirements in the Affordable Care Act on physician-owned hospitals. Furthermore, the majority of ASCs in our Ambulatory Care segment, which are owned by joint ventures with physicians or health systems, are subject to the Anti-kickback Statute and, in certain circumstances, may be subject to the Stark law. In addition, we have contracts with physicians and non-physician referral services providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements, such as medical director agreements. We have also provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Furthermore, new payment structures, such as ACOs and other arrangements involving combinations of hospitals, physicians and other providers who share payment savings, could potentially be seen as implicating anti-kickback and self-referral provisions, although this risk has been reduced as a result of the 2020 AKS and CMPL Update and the 2020 Stark Law Update, which updates are intended to remove potential federal regulatory barriers to care coordination and value-based care.

Our operations could be adversely affected by the failure of our arrangements to comply with the Anti-kickback Statute, the Stark law, billing requirements, current state laws, or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may impact our operations. For example, we cannot predict whether physicians may ultimately be restricted from holding ownership interests in hospitals or whether the exception relating to services provided by ASCs could be eliminated. We are continuing to enter into new financial arrangements with physicians and other providers in a manner we believe complies with applicable anti-kickback and anti-fraud and abuse laws. However, governmental officials responsible for enforcing these laws may nevertheless assert that we are in violation of these provisions. In addition, these statutes or regulations may be interpreted and enforced by the courts in a manner that is not consistent with our interpretation. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, any determination by a federal or state agency or court that USPI or its subsidiaries has violated any of these laws could give certain of our joint venture partners a right to terminate their relationships with us; and any similar determination with respect to Conifer or any of its subsidiaries could give Conifer’s clients the right to terminate their services agreements with us. Moreover, any violations by and resulting penalties or exclusions imposed upon USPI’s joint venture partners or Conifer’s clients could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.

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

GOVERNMENT ENFORCEMENT EFFORTS AND QUI TAM LAWSUITS

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the healthcare industry. The OIG was established as an independent and objective oversight unit of HHS to carry out the mission of preventing fraud and abuse and promoting economy, efficiency and effectiveness of HHS programs and operations. In furtherance of this mission, the OIG, among other things, conducts audits, evaluations and investigations relating to HHS programs and operations and, when appropriate, imposes civil monetary penalties, assessments and administrative sanctions. Although we have extensive policies and procedures in place to facilitate compliance with the laws, rules and regulations affecting the healthcare industry, these policies and procedures may not be effective.

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

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

In addition to certain statutory coverage limits and exclusions, federal regulations, specifically the Medicare CoPs and CfCs, generally require healthcare providers, including hospitals that furnish or order healthcare services that may be paid for under the Medicare program or state healthcare programs, to ensure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of healthcare, and (3) supported by appropriate evidence of medical necessity and quality. The Social Security Act established the Utilization and Quality Control Peer Review Organization program, now known as the Quality Improvement Organization (“QIO”) program, to promote the effectiveness, efficiency, economy and quality of services delivered to Medicare beneficiaries and to ensure that those services are reasonable and necessary. CMS administers the program through a network of QIOs that work with consumers, physicians, hospitals and other caregivers to refine care delivery systems to ensure patients receive the appropriate care at the appropriate time, particularly among underserved populations. The QIO program also safeguards the integrity of the Medicare trust fund by reviewing Medicare patient admissions, treatments and discharges, and ensuring payment is made only for medically necessary services, and investigates beneficiary complaints about quality of care. The QIOs have the authority to deny payment for services provided and recommend to HHS that a provider that is in substantial noncompliance with certain standards be excluded from participating in the Medicare program.

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

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, acquisition and closure of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates or determinations of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Our subsidiaries operate acute care hospitals in five states that require a form of state approval under certificate of need programs applicable to those hospitals. Approximately 30% of our licensed hospital beds are located in these states (namely, Alabama, Massachusetts, Michigan, South Carolina and Tennessee). The certificate of need programs in most of these states, along with several others, also apply to ASCs.

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

ENVIRONMENTAL MATTERS

Our healthcare operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be disposed of in compliance with statutes and regulations that vary from state to state. In addition, although we are not engaged in manufacturing or other activities that produce meaningful levels of greenhouse gas emissions, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2020.

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

Antitrust enforcement in the healthcare industry is currently a priority of the U.S. Federal Trade Commission (“FTC”). In recent years, the FTC has filed multiple administrative complaints and public comments challenging hospital transactions in several states. The FTC has focused its enforcement efforts on preventing hospital mergers that may, in the government’s view, leave insufficient local options for patient services. In the three months ended December 31, 2020, the FTC took action to challenge our planned sale of two Tennessee hospitals to an unaffiliated third party; as a result, we determined in December 2020 that we no longer intend to pursue the transaction. In addition to hospital merger enforcement, the FTC has given increased attention to the effect of combinations involving other healthcare providers, including physician practices. The FTC has also entered into numerous consent decrees in the past several years settling allegations of price-fixing among providers.

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

COMPLIANCE AND ETHICS

General—Our ethics and compliance department maintains our values-based ethics and compliance program, which is designed to (1) help staff in our corporate, USPI and Conifer offices, hospitals, outpatient centers and physician practices meet or exceed applicable standards established by federal and state statutes and regulations, as well as industry practice, (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Code of Conduct, and (3) provide a channel for employees to make confidential ethics and compliance-related reports anonymously if they choose. The ethics and compliance department operates independently – it has its own operating budget; it has the authority to hire outside counsel, access any company document and interview any of our personnel; and our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

Program Charter—Our Quality, Compliance and Ethics Program Charter is the governing document for our ethics and compliance program. Our adherence to the charter is intended to:

•support and maintain our present and future responsibilities with regard to participation in federal healthcare programs; and

•further our goals of operating an organization that (1) fosters and maintains the highest ethical standards among all employees, officers and directors, physicians practicing at our facilities and contractors that furnish healthcare items or services, (2) values compliance with all state and federal statutes and regulations as a foundation of its corporate philosophy, and (3) aligns its behaviors and decisions with Tenet’s core values.

The primary focus of our quality, compliance and ethics program is compliance with the requirements of Medicare, Medicaid and other federally funded healthcare programs. Pursuant to the terms of the charter, our ethics and compliance department is responsible for, among other things, the following activities: (1) assessing, critiquing, and (as appropriate) drafting and distributing company policies and procedures; (2) developing, providing, and tracking ethics and compliance training and other training programs, including job-specific training to those who work in clinical quality, coding, billing, cost reporting and referral source arrangements, in collaboration with the respective department responsible for oversight of each of these areas; (3) creating and disseminating the Company’s Code of Conduct and obtaining certifications of adherence to the Code of Conduct as a condition of employment; (4) maintaining and promoting the Company’s Ethics Action Line, a 24-hour, toll-free hotline that allows for confidential reporting of issues on an anonymous basis and emphasizes the Company’s no-retaliation policy; and (5) responding to and ensuring resolution of all compliance-related issues that arise from the Ethics Action Line and compliance reports received from facilities and compliance officers (utilizing any compliance reporting software that the Company may employ for this purpose) or any other source that results in a report to the ethics and compliance department.

Code of Conduct—All of our employees and officers, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide by our Code of Conduct to advance our mission that our business be conducted in a legal and ethical manner. The members of our board of directors and all of our contractors having functional roles similar to our employees are also required to abide by our Code of Conduct. The standards therein reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our Code of Conduct covers such areas as quality patient care, compliance with all applicable statutes and regulations, appropriate use of our assets, protection of patient information and avoidance of conflicts of interest.

As part of the program, we provide training sessions at least annually to every employee and officer, as well as our board of directors and certain physicians and contractors. All such persons are required to report incidents that they believe in good faith may be in violation of the Code of Conduct or our policies, and all are encouraged to contact our Ethics Action Line when they have questions about the standards or any ethics concerns. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and any individual who makes a report has the option to remain anonymous. Incidents of alleged financial improprieties reported to the Ethics Action Line or the ethics and compliance department are communicated to the audit committee of our board of directors. Reported cases that involve a possible violation of the law or regulatory policies and procedures are referred to the ethics and compliance department for investigation, although certain matters may be referred out to the law or human resources department. Retaliation against anyone in connection with reporting ethical concerns is considered a serious violation of our Code of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.

Non-Prosecution Agreement—In September 2016, the Company and certain of its subsidiaries, including Tenet HealthSystem Medical, Inc. (“THSMI”), Atlanta Medical Center, Inc. and North Fulton Medical Center, Inc., executed agreements with the U.S. Department of Justice (“DOJ”) and others to resolve a civil qui tam action and criminal investigation. In accordance with the terms of the resolution agreements, THSMI entered into a Non-Prosecution Agreement (as amended, the “NPA”) with the DOJ’s Criminal Division, Fraud Section, and the U.S. Attorney’s Office for the Northern District of Georgia, which expired on November 1, 2020. For additional information, we refer you to the copy of the NPA attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 3, 2016, and the letter agreement amending the term of the NPA attached as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2018.

Availability of Documents—The full text of our Quality, Compliance and Ethics Program Charter, our Code of Conduct, and a number of our ethics and compliance policies and procedures are published on our website, at www.tenethealth.com, under the “Our Commitment To Compliance” caption in the “About Us” section. A copy of our Code of Conduct is also available upon written request to our corporate secretary. Information about how to contact our corporate secretary is set forth under “Company Information” below. Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed at the same location as the Code of Conduct on our website.

INSURANCE

Property Insurance—We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2019 through March 31, 2020 and April 1, 2020 through March 31, 2021, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. For both policy periods, deductibles are 5% of insured values up to a maximum of $40 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

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

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements, including (but not limited to) disclosure regarding (i) the impact of the COVID-19 pandemic, (ii) our future earnings, financial position, and operational and strategic initiatives, and (iii) developments in the healthcare industry. Forward-looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

•The impact of the COVID-19 pandemic on our future operations, financial condition and liquidity, particularly if the U.S. economy remains unstable for a significant period of time;

•The impact on our business of any future modifications to or court decisions affecting the viability of the Affordable Care Act and the enactment of, or changes in, other statutes and regulations affecting the healthcare industry generally, as well as reductions to Medicare and Medicaid payment rates or changes in reimbursement practices or to Medicaid supplemental payment programs;

•Adverse regulatory developments, government investigations or litigation, as well as the timing and impact of additional changes in federal tax laws, regulations and policies, and the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions;

•Our ability to enter into or renew managed care provider arrangements on acceptable terms; changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements; and the impact of the industry trend toward value-based purchasing and alternative payment models;

•The impact of competition on all aspects of our business; and our success in recruiting and retaining physicians and other healthcare professionals;

•Our ability to achieve operating and financial targets, attain expected levels of patient volumes, and identify and execute on measures designed to save or control costs or streamline operations, including our ability to realize savings under our cost-reduction initiatives;

•Potential security threats, catastrophic events and other disruptions affecting our information technology and related systems;

•Operational and other risks associated with acquisitions and joint venture arrangements;

•The outcome of the process we have undertaken to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company, as well as potential disruptions to our business or diverted management attention as a result of the Conifer spin-off process;

•The impact of our significant indebtedness; the availability and terms of capital to refinance existing debt, fund our operations and expand our business; and our ability to comply with our debt covenants and, over time, reduce leverage;

•The effect that general adverse economic conditions, consumer behavior and other factors have on our volumes and our ability to collect outstanding receivables on a timely basis, among other things; and increases in the amount of uninsured accounts and deductibles and copays for insured accounts; and

•Other factors and risks referenced in this report and our other public filings.

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

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary information.

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

Risks Related to Our Overall Operations

The COVID-19 pandemic has significantly affected our operations and financial condition, and it continues to do so; moreover, our liquidity could be negatively impacted, particularly if the U.S. economy remains unstable for a significant period of time.

In 2020, the COVID-19 pandemic impacted all three segments of our business, as well as our patients, communities and employees. The spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and also adversely affected our net operating revenues in the year ended December 31, 2020. Known and unknown risks and uncertainties caused by the ongoing COVID-19 pandemic, including those described below, have had, and are continuing to have, a material impact on our business, financial condition, results of operations and cash flows; such risks and uncertainties may heighten other risks to our business as described herein.

In accordance with governmental mandates, from mid‑March through early May 2020, we suspended elective procedures at many of our hospitals and ASCs; we also voluntarily reduced operating hours or temporarily closed some of our outpatient centers during this time. Restrictive measures, including travel bans, social distancing, quarantines and shelter-in-place orders, also reduced the number of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. Collectively, these measures had an adverse impact on our business and financial results in the year ended December 31, 2020, as further described in MD&A. Given the geographic diversity of our operations and the impact of COVID-19 surges, we have been and may in the future be forced to reduce services at individual locations again. In general, federal, state or local laws, regulations, orders or other actions imposing direct or indirect restrictions on our business due to the COVID-19 pandemic or otherwise may have an adverse impact on our financial condition, results of operations and cash flows.

We are treating patients with COVID-19 in our hospitals and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. Increased demand could also cause some of our hospitals to reduce their operating capacity. In addition, even with appropriate protective measures, exposure to COVID-19 increases the risk that physicians, nurses and others in our hospitals may contract the virus, which could further limit our ability to treat all patients who seek care. If conditions worsen, some of our hospitals may experience workforce disruptions. Furthermore, we may be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

We have experienced supply chain disruptions, including shortages and delays, as well as significant price increases in medical supplies, particularly for personal protective equipment. COVID-19 surges in our markets and elsewhere could further impact the cost of medical supplies, and supply shortages and delays may impact our ability to see, admit and treat patients.

Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending have impacted, and are continuing to impact, our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

Changes to COVID-19-related relief measures may have an adverse impact on our business, financial condition, results of operations or cash flows, and we cannot predict whether we will qualify, apply for, receive or benefit from additional financial assistance in the future or whether any future laws and regulations related to or in response to the COVID-19 pandemic will impact our operations.

As described in detail in MD&A, the Coronavirus Aid, Relief, and Economic Security Act and other legislative and regulatory actions have provided relief measures intended to mitigate some of the economic disruption caused by the COVID-19 pandemic on our business; however, interpretations of and regulations relating to these laws are subject to change in ways that may adversely affect our funding or eligibility to participate. For example, if we are unable to attest to or comply with the terms and conditions associated with the grants we have received from COVID-19-related stimulus legislation, our ability to retain some or all of the distributions received may be impacted. In general, we are unable to predict whether changes, if any, to existing or future COVID-19 relief measures will have an adverse impact on our business, financial condition, results of operations or cash flows. Moreover, some of the measures allowing for flexibility in delivery of care and financial support for healthcare providers are available only for the duration of the public health emergency as declared by the Secretary of HHS, and it is unclear whether or for how long the HHS declaration will be extended past its current expiration date.

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

The initial expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions. Although a substantial portion of both our patient volumes and, as a result, our revenues has historically been derived from government healthcare programs, reductions to our reimbursement under the Medicare and Medicaid programs as a result of the ACA have been partially offset by increased revenues from providing care to previously uninsured individuals.

In recent years, the healthcare industry, in general, and the acute care hospital business, in particular, have been experiencing significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to significantly modify or repeal and potentially replace the ACA. In November 2020, the U.S. Supreme Court heard oral arguments in the matter of California v. Texas addressing whether the ACA’s individual mandate provision is unconstitutional given that Congress eliminated the tax penalty that was intended to enforce it in January 2019. Conversely, members of Congress and other politicians have proposed measures that would expand government-sponsored coverage, including single-payer plans, such as Medicare for All. We cannot predict whether the U.S. Supreme Court’s decision will invalidate the Affordable Care Act, nor can we predict if or when further modification of the ACA will occur or what action, if any, Congress might take with respect to eventually repealing and possibly replacing the law.

We are also unable to predict the impact on our future revenues and operations of (1) the final decision in California v. Texas and other court challenges, (2) administrative, regulatory and legislative changes, including expansion of government-sponsored coverage, or (3) market reactions to those changes. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.

Further changes in the Medicare and Medicaid programs or other government healthcare programs, including reductions in scale and scope, could have an adverse effect on our business.

For the year ended December 31, 2020, approximately 20% and 8% of our net patient service revenues less implicit price concessions for the hospitals and related outpatient facilities in our Hospital Operations segment were from the Medicare program and various state Medicaid programs, respectively, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to: statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows.

Even prior to the COVID-19 pandemic, several states in which we operate faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted supplemental payment programs or have received federal government waivers allowing them to test new approaches and demonstration projects to improve care. Continuing pressure on state budgets and other factors, including legislative and regulatory changes, could result in future reductions to Medicaid payments, payment delays, changes to Medicaid supplemental payment programs or additional taxes on hospitals.

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

Furthermore, healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local healthcare legislation, regulation or enforcement efforts, particularly in light of the recent changes in Presidential and Congressional leadership. Further changes in the regulatory framework negatively affecting healthcare providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, our operations at our Global Business Center in the Philippines are subject to certain U.S. healthcare industry-specific requirements, as well as U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. One such law, the Foreign Corrupt Practices Act (“FCPA”), regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices, and requires that they maintain records that fairly and accurately reflect transactions and appropriate internal accounting controls. FCPA enforcement actions continue to be a high priority for the SEC and the DOJ. Our failure to comply with the FCPA could result in the imposition of fines and other civil and criminal penalties, which could be significant.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

We are subject to medical malpractice lawsuits, antitrust claims and other legal actions in the ordinary course of business. In addition, from time to time, we have been and expect to continue to be subject to regulatory proceedings and private litigation (including employee class action lawsuits) concerning our application of various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues. Some of these actions involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our professional and general liability insurance does not cover all claims against us, and it may not continue to be available at a reasonable cost for us to maintain at adequate levels, as the healthcare industry has seen a significant rise in the cost of such insurance due to increased litigation. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to enter into, maintain and renew managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

For the year ended December 31, 2020, approximately 66%, or $9.0 billion, of our net patient service revenues for the hospitals and related outpatient facilities in our Hospital Operations segment was attributable to managed care payers, including Medicare and Medicaid managed care programs. In 2020, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 95% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans. Our ability to negotiate favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans, as well as add new facilities to our existing agreements at contracted rates, significantly affects our revenues and operating results. We currently have thousands of managed care contracts with various HMOs and PPOs; however, our top 10 managed care payers generated 62% of our managed care net patient service revenues for the year ended December 31, 2020. Because of this concentration, we may experience a short or long-term adverse effect on our net operating revenues if we cannot renew, replace or otherwise mitigate the impact of expired contracts with significant payers. Furthermore, any disputes between us and significant managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows. At December 31, 2020, 66% of our net accounts receivable for our Hospital Operations segment was due from managed care payers.

Private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs, such as HMOs and PPOs. Price transparency initiatives and increasing vertical integration efforts involving third-party payers and healthcare providers, among other factors, may increase these challenges. Any negotiated discount programs we agree to generally limit our ability to increase reimbursement rates to offset increasing costs. Furthermore, the ongoing trend toward consolidation among non-government payers tends to increase their bargaining power over contract terms. Our future success depends, in part, on our ability to retain and renew our existing managed care contracts and enter into new managed care contracts on competitive terms. Generally, we compete for these contracts on the basis of price, market reputation, geographic location, quality and range of services, caliber of the medical staff and convenience. Other healthcare providers, including some with greater financial resources, greater geographic coverage or a wider range of services, may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Any material reductions in the contracted rates we receive for our services or any significant difficulties in collecting receivables from managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows.

The industry trend toward value-based purchasing and alternative payment models may negatively impact our revenues.

Value-based purchasing and alternative payment model initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities, and may negatively impact our revenues if we are unable to meet expected quality standards. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions (“HACs”), unless the conditions were present at admission. Hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year receive reduced Medicare reimbursements. Moreover, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

The ACA also created the CMS Innovation Center to develop and test innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or Children’s Health Insurance Program expenditures while preserving or enhancing the quality of care for beneficiaries. Congress has defined – both through the ACA and previous legislation – a number of specific demonstrations for CMS to conduct, including bundled payment models. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post-discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health care. Provider participation in some of these models is voluntary; however, participation in certain other bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. We cannot predict what impact, if any, these demonstration programs will have on our inpatient volumes, net revenues or cash flows.

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

Our hospitals, outpatient centers and other healthcare businesses operate in competitive environments, and competition in our markets can adversely affect patient volumes and other aspects of our operations.

We believe our hospitals and outpatient facilities compete for patients within local communities on the basis of many factors, including: quality of care; location and ease of access; the scope and breadth of services offered; reputation; and the caliber of the facilities, equipment and employees. In addition, the competitive positions of hospitals and outpatient facilities depend in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of those facilities, as well as physicians who affiliate with and use outpatient centers as an extension of their practices. Another major factor in the competitive position of a hospital or outpatient facility is the ability to negotiate contracts with managed care plans. HMOs, PPOs, third-party administrators and other third-party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in patient volumes. Furthermore, healthcare consumers are now able to access hospital performance data on quality measures and patient satisfaction, as well as standard charges for services, to compare competing providers; if any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer patients. Additional quality measures and trends toward clinical or billing transparency may have an unanticipated impact on our competitive position and patient volumes.

Some of the hospitals that compete with our hospitals are owned by tax-supported government agencies, and many others are owned by not-for-profit organizations that may have financial advantages not available to our facilities, including (i) support through endowments, charitable contributions and tax revenues, (ii) access to tax-exempt financing, and (iii) exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. State laws that require findings of need for construction and expansion of healthcare facilities or services (as described in “Healthcare Regulation and Licensing – Certificate of Need Requirements” above) may also impact competition. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments and diagnostic imaging centers in the geographic areas in which we operate has increased significantly. Some of these facilities are physician-owned. Moreover, we expect to encounter additional competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets in the future.

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

The operations of our facilities depend on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, as well as our employed physicians. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of critical-care nurses in certain disciplines and geographic areas, which shortage has been exacerbated by the COVID-19 pandemic. As a result, from time to time, we have been and we may continue to be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit volumes, which would have a corresponding adverse effect on our net operating revenues. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increased labor union activity is another factor that can adversely affect our labor costs. At December 31, 2020, approximately 28% of the employees in our Hospital Operations segment were represented by labor unions. Less than 1% of the total employees in both our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 35 of our hospitals, the majority of which are in California, Florida and Michigan. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is a possibility that strikes could occur, and our continued operation during any strikes could increase our labor costs and have an adverse effect on our patient volumes and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods, which could result in increases in salaries, wages and benefits expense.

Our business could be negatively affected by security threats, catastrophic events and other disruptions affecting our information technology and related systems.

Information technology is a critical component of the day-to-day operation of our business. We rely on our information technology to process, transmit and store sensitive and confidential data, including protected health information, personally identifiable information, and our proprietary and confidential business performance data. We utilize electronic health records and other information technology in connection with all of our operations, including our billing, supply chain and labor management functions. Our systems, in turn, interface with and rely on third-party systems. Although we monitor and routinely test our security systems and processes and have a diversified data network that provides redundancies as well as other measures designed to protect the integrity, security and availability of the data we process, transmit and store, the information technology and infrastructure we use have been, and will likely continue to be, subject to computer viruses, attacks by hackers, or breaches due to employee error or malfeasance. The COVID-19 pandemic has placed additional stress on our information technology systems, and the risk of disruption to these systems is elevated in the current environment. In particular, we face a heightened risk of cybersecurity threats, including ransomware attacks targeting healthcare providers.

In general, attacks or breaches could impact the integrity, security or availability of data we process, transmit or store, or they could disrupt our information technology systems, devices or businesses. While we are not aware of having experienced a material breach of our systems, the preventive actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient in the future. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we will be required to expend significant additional resources to continue to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information systems and infrastructure, and invest in new technology designed to mitigate security risks. Furthermore, we have an increased risk of security breaches or compromised intellectual property rights as a result of outsourcing certain functions unrelated to direct patient care. Though we have insurance against some cyber-risks and attacks, it may not offset the financial impact of a material loss event.

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

Our future financial performance and level of profitability is dependent, in part, on various cost-reduction initiatives, including our efforts to outsource certain functions unrelated to direct patient care. We may encounter challenges in executing our cost-reduction initiatives and not achieve the intended cost savings. In addition, we may face wrongful termination, discrimination or other legal claims from employees affected by any workforce reductions, and we may incur substantial costs defending against such claims, regardless of their merits. Such claims may also significantly increase our severance costs. Workforce reductions, whether as a result of internal restructuring or in connection with outsourcing efforts, may result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities and the disruption of business continuity, all of which could negatively affect operational efficiencies and increase our operating expenses in the short term. Moreover, outsourcing and offshoring expose us to additional risks, such as reduced control over operational quality and timing, foreign political and economic instability, compliance and regulatory challenges, and natural disasters not typically experienced in the United States, such as volcanic activity and tsunamis. Our failure to effectively execute our cost-reduction initiatives may lead to significant volatility, and a decline, in the price of our common stock. We cannot guarantee that our cost-reduction initiatives will be successful, and we may need to take additional steps in the future to achieve our profitability goals.

Trends affecting our actual or anticipated results may require us to record charges that may negatively impact our results of operations.

As a result of factors that have negatively affected our industry generally and our business specifically, we have been required to record various charges in our results of operations. During the year ended December 31, 2020, we recorded impairment charges of $92 million. Our impairment tests presume stable, improving or, in some cases, declining operating results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospitals’ most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could negatively impact our results of operations.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

At December 31, 2020, we had federal net operating loss (“NOL”) carryforwards of approximately $2.4 billion pre-tax available to offset future taxable income. Of these NOL carryforwards, $1.13 billion will expire in the years 2021 to 2034, and $1.24 billion has no expiration date. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a company’s taxable income that may be offset by the NOL carryforwards if it experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. (This is different from a change in beneficial ownership under applicable securities laws.) These ownership changes include purchases of common stock under share repurchase programs, a company’s offering of its stock, the purchase or sale of company stock by five-percent shareholders, or the issuance or exercise of rights to acquire company stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards. Furthermore, we could be required to record a valuation allowance related to the amount of the NOL carryforwards that may not be realized, which could adversely impact our results of operations.

Risks Related to Acquisitions, Divestitures and Joint Ventures

When we acquire new assets or businesses, we become subject to various risks and uncertainties that could adversely affect our results of operations and financial condition.

We have completed a number of acquisitions in recent years, and we expect to pursue similar transactions in the future. A key business strategy for USPI, in particular, is the acquisition and development of facilities, primarily through the formation of joint ventures with physicians and health system partners. With respect to planned or future transactions, we cannot provide any assurances that we will be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve synergies or other benefits in a timely manner or at all. Furthermore, companies or operations we acquire may not be profitable or may not achieve the profitability that justifies the investments made. Businesses we acquire may also have pre-existing unknown or contingent liabilities, including liabilities for failure to comply with applicable healthcare regulations. These liabilities could be significant, and, if we are unable to exclude them from the acquisition transaction or successfully obtain indemnification from a third party, they could harm our business and financial condition. In addition, we may face significant challenges in integrating personnel and financial and other systems. Future acquisitions could result in the incurrence of additional debt and contingent liabilities, potentially dilutive issuances of equity securities, and increased operating expenses, any of which could adversely affect our results of operations and financial condition.

We cannot provide any assurances that we will be successful in divesting assets we wish to sell.

We continue to exit service lines, businesses and markets that we believe are no longer strategic to our long-term growth. To that end, since January 1, 2018, we have divested 11 acute care hospitals in the United States, as well as all of our operations in the United Kingdom. Furthermore, in December 2020, we entered into a definitive agreement to sell 87 UCCs from our Hospital Operations and Ambulatory Care segments to an unaffiliated independent urgent care provider, subject to regulatory approvals and customary closing conditions. We cannot provide any assurances that completed, planned or future divestitures or other strategic transactions will achieve their business goals or the benefits we expect.

With respect to all proposed divestitures of assets or businesses, we may fail to obtain applicable regulatory approvals for such divestitures. For example, in the three months ended December 31, 2020, the FTC took action to challenge our planned sale of two Tennessee hospitals to an unaffiliated third party; as a result, we determined in December 2020 that we no longer intend to pursue the transaction. Moreover, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre-closing liabilities, recognize impairment charges (as discussed above) or agree to contractual restrictions that limit our ability to reenter the applicable market, which may be material. Many of our acute care hospital divestitures also necessitate us entering into a transition services agreement with the applicable buyer for information technology and other related services. As a consequence, we may be exposed to the financial status of the buyer for any payments under such transition services agreements, which could be significant.

Furthermore, our divestiture and other corporate development activities, including the planned spin-off of Conifer (as discussed below), may present financial and operational risks, including (1) the diversion of management attention from existing core businesses, (2) adverse effects (including a deterioration in the related asset or business and, in Conifer’s case, the loss of existing clients and the difficulties associated with securing new clients) from the announcement of the planned or potential activity, and (3) the challenges associated with separating personnel and financial and other systems.

USPI and our hospital-based joint ventures depend on existing relationships with key health system partners. If we are unable to maintain historical relationships with these systems, or enter into new relationships, we may be unable to implement our business strategies successfully.

USPI and our hospital-based joint ventures depend in part on the efforts, reputations and success of health system partners and the strength of our relationships with those systems. Our joint ventures could be adversely affected by any damage to those health systems’ reputations or to our relationships with them. In addition, damage to our business reputation could negatively impact the willingness of health systems to enter into relationships with us or USPI. If we are unable to maintain existing arrangements on favorable terms or enter into relationships with additional health system partners, we may be unable to implement our business strategies for our joint ventures successfully.

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

We have also entered into a separate put/call agreement (the “Baylor Put/Call Agreement”) with respect to the remaining 5% outside ownership interest in USPI held by Baylor University Medical Center. Each year starting in 2021, Baylor may require us to purchase, or “put” to us, up to 33.3% of their total shares in USPI held as of April 1, 2017 by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. Baylor did not deliver a put notice to us in January 2021. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. In each case, we have the ability to choose whether to settle the purchase price for the Baylor put/call in cash or shares of our common stock.

Put and call arrangements, to the extent settled in cash, may require us to dedicate a substantial portion of our cash flow to satisfy our payment obligations in respect of such arrangements, which may reduce the amount of funds available for our operations, capital expenditures and corporate development activities. Similarly, we may be required to incur additional indebtedness to satisfy our payment obligations in respect of such arrangements, which could have important consequences to our business and operations, as described more fully below under “Our level of indebtedness could, among other things, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under the agreements relating to our indebtedness.”

Our joint venture arrangements are subject to a number of operational risks that could have a material adverse effect on our business, results of operations and financial condition.

We have invested in a number of joint ventures with other entities when circumstances warranted the use of these structures, and we may form additional joint ventures in the future. These joint ventures may not be profitable or may not achieve the profitability that justifies the investments made. Furthermore, the nature of a joint venture requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit health systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our results could be adversely affected or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results could be adversely affected. In addition, our relationships with not-for-profit health systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current revenue rulings published by the Internal Revenue Service, as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit health systems and related joint venture arrangements.

Our participation in joint ventures is also subject to the risks that:

•We could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes.

•We may not be able to maintain good relationships with our joint venture partners (including health systems), which could limit our future growth potential and could have an adverse effect on our business strategies.

•Our joint venture partners could have investment or operational goals that are not consistent with our corporate-wide objectives, including the timing, terms and strategies for investments or future growth opportunities.

•Our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their other obligations as joint venture partners, which may require us to infuse our own capital into any such venture on behalf of the related joint venture partner or partners despite other competing uses for such capital.

•Many of our existing joint ventures require that one of our wholly owned affiliates provide a working capital line of credit to the joint venture, which could require us to allocate substantial financial resources to the joint venture potentially impacting our ability to fund our other short-term obligations.

•Some of our existing joint ventures require mandatory capital expenditures for the benefit of the applicable joint venture, which could limit our ability to expend funds on other corporate opportunities.

•Our joint venture partners may have exit rights that would require us to purchase their interests upon the occurrence of certain events or the passage of certain time periods, which could impact our financial condition by requiring us to incur additional indebtedness in order to complete such transactions or, alternatively, in some cases we may have the option to issue shares of our common stock to our joint venture partners to satisfy such obligations, which would dilute the ownership of our existing shareholders. When our joint venture partners seek to exercise their exit rights, we may be unable to agree on the value of their interests, which could harm our relationship with our joint venture partners or potentially result in litigation.

•Our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

•Any sale or other disposition of our interest in a joint venture or underlying assets of the joint venture may require consents from our joint venture partners, which we may not be able to obtain.

•Certain corporate-wide or strategic transactions may also trigger other contractual rights held by a joint venture partner (including termination or liquidation rights) depending on how the transaction is structured, which could impact our ability to complete such transactions.

•Our joint venture arrangements that involve financial and ownership relationships with physicians and others who either refer or influence the referral of patients to our hospitals or other healthcare facilities are subject to greater regulatory scrutiny from government enforcement agencies. While we endeavor to comply with the applicable safe harbors under the Anti-kickback Statute, certain of our current arrangements, including joint venture arrangements, do not qualify for safe harbor protection.

Risks Related to Conifer

We cannot provide any assurances that we will be successful in completing the proposed spin-off of Conifer.

We cannot predict the outcome of the process we have begun to pursue a tax-free spin-off of Conifer. We cannot provide any assurances regarding the timeframe for completing the spin-off, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that the spin-off will be completed at all. We also cannot provide any assurances that the proposed spin-off of Conifer will achieve the business goals or the benefits we expect. Additional risks regarding our divestiture and other corporate development activities, including the planned spin-off of Conifer are described above under “We cannot provide any assurances that we will be successful in divesting assets in non-core markets.”

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

Violations of existing regulations or failure to comply with new or changed regulations could harm Conifer’s business and financial results.

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

Risks Related to Our Indebtedness

Our level of indebtedness could, among other things, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under the agreements relating to our indebtedness.

At December 31, 2020, we had approximately $15.7 billion of total long-term debt, as well as $88 million in standby letters of credit outstanding in the aggregate under our senior secured revolving credit facility (as amended, “Credit Agreement”) and our letter of credit facility agreement (as amended, “LC Facility”). Our Credit Agreement is collateralized by eligible inventory and patient accounts receivable, including receivables for Medicaid supplemental payments, of substantially all of our domestic wholly owned acute care and specialty hospitals, and our LC Facility is guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities, depending on our needs and financing alternatives available at that time.

The interest expense associated with our indebtedness offsets a substantial portion of our operating income. During 2020, our interest expense was $1.003 billion and represented 50% of our $1.989 billion of operating income. As a result, relatively small percentage changes in our operating income can result in a relatively large percentage change in our net income and earnings per share, both positively and negatively. In addition:

•Our substantial indebtedness may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt.

•We may be more vulnerable in the event of a deterioration in our business, in the healthcare industry or in the economy generally, or if federal or state governments substantially limit or reduce reimbursement under the Medicare or Medicaid programs.

•Our debt service obligations reduce the amount of funds available for our operations, capital expenditures and corporate development activities, and may make it more difficult for us to satisfy our financial obligations.

•Our substantial indebtedness could limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs.

•Our significant indebtedness may result in the market value of our stock being more volatile, potentially resulting in larger investment gains or losses for our shareholders, than the market value of the common stock of other companies that have a relatively smaller amount of indebtedness.

•A significant portion of our outstanding debt is subject to early prepayment penalties, such as “make-whole premiums”; as a result, it may be costly to pursue debt repayment as a deleveraging strategy.

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

Our Credit Agreement, our LC Facility and the indentures governing our outstanding notes contain various covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•incur, assume or guarantee additional indebtedness;

•incur liens;

•make certain investments;

•provide subsidiary guarantees;

•consummate asset sales;

•redeem debt that is subordinated in right of payment to outstanding indebtedness;

•enter into sale and lease-back transactions;

•enter into transactions with affiliates; and

•consolidate, merge or sell all or substantially all of our assets.

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

Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.9 billion, with a $200 million subfacility for standby letters of credit. Based on our eligible receivables, $1.9 billion was available for borrowing under the Credit Agreement at December 31, 2020. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At December 31, 2020, we had no cash borrowings outstanding under the Credit Agreement, and we had $88 million of standby letters of credit outstanding in the aggregate under the Credit Agreement and the LC Facility. If new indebtedness is added or our leverage increases, the related risks that we now face could intensify.

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

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THC.” As of February 12, 2021, there were 3,620 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229-8416.

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

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to the following indices:

•The S&P 500, a stock market index that measures the equity performance of 500 large companies listed on the stock exchanges in the United States (in which we are not included);

•The S&P 500 Health Care, a stock market index comprised of those companies included in the S&P 500 that are classified as part of the healthcare sector (in which we are not included); and

•A group made up of us and our hospital company peers (namely, Community Health Systems, Inc. (CYH), HCA Healthcare, Inc. (HCA), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS)), which we refer to as our “Peer Group”.

Performance data assumes that $100.00 was invested on December 31, 2015 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Moreover, in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations, the returns of each company in our Peer Group have been weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stock price performance shown in the graph is not necessarily indicative of future stock price performance. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Tenet Healthcare Corporation
S&P 500
S&P Health Care
Peer Group

	12/15	12/16	12/17	12/18	12/19	12/20
Tenet Healthcare Corporation	$100.00	$48.98	$50.03	$56.57	$125.51	$131.78
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P Health Care	$100.00	$97.31	$118.79	$126.47	$152.81	$173.36
Peer Group	$100.00	$94.76	$108.52	$143.41	$177.85	$194.31

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

•Management Overview
•Sources of Revenue for Our Hospital Operations Segment
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Recently Issued Accounting Standards
•Critical Accounting Estimates

Our Hospital Operations and other (“Hospital Operations”) segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 5 to the accompanying Consolidated Financial Statements, certain of these facilities were classified as held for sale at December 31, 2020 and 2019. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest, and included nine European Surgical Partners Limited facilities until their divestiture effective August 17, 2018. At December 31, 2020, USPI had interests in 308 ambulatory surgery centers (“ASCs”), 40 urgent care centers, 24 imaging centers and 24 surgical hospitals in 31 states. As described in Note 5 to the accompanying Consolidated Financial Statements, certain of these facilities were classified as held for sale at December 31, 2020. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. Nearly all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we owned a 76.2% interest as of December 31, 2020, or by one of its direct or indirect wholly owned subsidiaries.

As described in Note 1 to the accompanying Consolidated Financial Statements, our results for prior periods have been recast to reflect retrospective application of a change in accounting principle. Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of our same 65 hospitals operated throughout the years ended December 31, 2020 and 2019, and the three Chicago‑area hospitals we divested effective January 28, 2019. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Acquisition of Ambulatory Surgery Centers—In December 2020, we acquired controlling ownership interests in 45 ASCs (collectively, the “SCD Centers”) from SurgCenter Development and physician owners for an aggregate purchase price of approximately $1.1 billion and the assumption of approximately $18 million of center-level debt. The transaction was fully funded with cash on hand separate from grant funds we have received from COVID-19 relief legislation, as described below. USPI will provide management services to each of the SCD Centers pursuant to the terms of management service agreements. The acquisition of the SCD Centers increased the number of USPI’s ASCs by more than 15%. In addition, it significantly expanded USPI’s presence in the musculoskeletal surgery market, a high-demand clinical service line. The SCD Centers complement our facilities in existing markets in Arizona, Florida and Texas, while also giving USPI a foothold in newer markets, such as Maryland and Wisconsin.

Definitive Agreement to Sell Urgent Care Platform—Also in December 2020, we entered into a definitive agreement to sell the majority of our urgent care centers operated under the MedPost and CareSpot brands to an unaffiliated independent urgent care provider. These facilities, along with related assets, were classified as held for sale in the accompanying

Consolidated Balance Sheet at December 31, 2020. We expect the transaction to be completed in the three months ending March 31, 2021, subject to regulatory approvals and customary closing conditions.

Redemption of Senior Unsecured Notes—In February 2021, we announced plans to redeem all $478 million aggregate principal amount outstanding of our 7.000% senior unsecured notes due 2025. We expect this redemption to result in annual interest savings of approximately $33 million.

IMPACT OF THE COVID-19 PANDEMIC

In 2020, the COVID-19 pandemic impacted all three segments of our business, as well as our patients, communities and employees. The spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and also adversely affected our net operating revenues in the year ended December 31, 2020. In accordance with governmental mandates, from mid‑March through early May 2020, we suspended elective procedures at many of our hospitals and ASCs; we also voluntarily reduced operating hours or temporarily closed some of our outpatient centers during this time. Restrictive measures, including travel bans, social distancing, quarantines and shelter-in-place orders, also reduced the number of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. We began experiencing gradual and continued improvement in patient volumes in May 2020 as various states eased stay-at-home restrictions and our facilities were permitted to resume elective surgeries and other procedures. Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, also impacted our patient volumes, service mix and revenue mix in the year ended December 31, 2020. The pandemic had an adverse effect on our operating expenses in 2020, as well. In some of our markets, we were required to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. We also experienced significant price increases in medical supplies, particularly for personal protective equipment. Moreover, we encountered supply chain disruptions, including shortages and delays. We continue to experience many of the aforementioned effects of the COVID-19 pandemic on our business in varying degrees.

As described under “Sources of Revenue for Our Hospital Operations Segment” below, various legislative actions have mitigated some of the economic disruption caused by the COVID-19 pandemic on our business. Additional funding for the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”) was among the provisions of the COVID-19 relief legislation. In the year ended December 31, 2020, we received cash payments of $974 million, and we recognized approximately $882 million and $17 million as grant income and in equity in earnings of unconsolidated affiliates, respectively, in our accompanying Consolidated Statements of Operations due to grants from the PRF and other state and local grant programs. In the year ended December 31, 2020, we also received advance payments of approximately $1.5 billion from the Medicare accelerated payment program due to the revisions to that program under COVID-19 relief legislation. We expect to repay these advances within the allocated recoupment period.

Throughout MD&A, we have provided additional information on the impact of the COVID-19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. The ultimate extent and scope of the pandemic remains unknown. For information about risks and uncertainties around COVID-19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part I of this report.

TRENDS AND STRATEGIES

As described above and throughout MD&A, we experienced a significant disruption to our business in 2020 due to the COVID-19 pandemic. Although we have seen gradual and continued improvement in our patient volumes since mid-year, we continue to experience negative impacts of the pandemic on our business in varying degrees, the length and extent of which are currently unknown. While demand for our services is expected to further rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the pandemic. In the year ended December 31, 2020, we sold new senior notes and senior secured first lien notes, redeemed existing senior notes with the highest interest rate and nearest maturity date of all of our long-term debt, and amended our revolving credit facility, all as described below. We also reduced our planned capital expenditures for 2020 by approximately 25%. Furthermore, we decreased our employee headcount throughout the organization, and we deferred certain operating expenses that were not expected to impact our response to the COVID-19 pandemic. In addition, we reduced certain variable costs across the enterprise. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID-19 pandemic. For further information on our liquidity, see “Liquidity and Capital Resources” below.

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

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher-demand and higher-acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. Moreover, we established offshore support operations in the Philippines. In conjunction with these initiatives and our cost-saving efforts in response to the COVID-19 pandemic, we incurred restructuring charges related to employee severance payments of $65 million in the year ended December 31, 2020, and we expect to incur additional such restructuring charges in 2021.

We also continue to exit service lines, businesses and markets that we believe are no longer a core part of our long-term growth strategy. In December 2020, we entered into a definitive agreement to sell the majority of our urgent care centers operated under the MedPost and CareSpot brands from our Hospital Operations and Ambulatory Care segments. We intend to continue to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt-to-Adjusted EBITDA.

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

Expansion of Our Ambulatory Care Segment—We continue to focus on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. In December 2020, we acquired controlling ownership interests in the SCD Centers, which significantly increased USPI’s presence in the musculoskeletal surgery market, a high-demand clinical service line, particularly for an aging population. We also acquired controlling interests in seven additional ASCs and one imaging center, opened two new ASCs and opened one urgent care center during the year ended December 31, 2020. We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase following the containment of the COVID-19 pandemic. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Conifer’s Growth While Pursuing a Tax-Free Spin-Off—We previously announced a number of actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of strategic alternatives for Conifer. In July 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin-off is subject to a number of conditions, including, among others, assurance that the separation will be tax-free for U.S. federal income tax purposes, execution of a restructured long-term services agreement between Conifer and Tenet, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the SEC, and final approval from our board of directors. Although we are continuing to pursue the

Conifer spin-off, there can be no assurance regarding the timeframe for completion, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that it will be completed at all.

Conifer serves approximately 630 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to health systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value-based care service offerings through organic development and small acquisitions; and (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value-based care environment to drive competitive differentiation.

Improving Profitability—As we return to more normal operations, we will continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe our inpatient admissions have been constrained in recent years (prior to the COVID-19 pandemic) by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays, co-insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to explore new opportunities to enhance efficiency, including further integration of enterprise-wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

Reducing Our Leverage Over Time—All of our outstanding long-term debt has a fixed rate of interest, except for outstanding borrowings under our revolving credit facility, and the maturity dates of our notes are staggered from 2023 through 2031. We believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. Although we issued $1.300 billion aggregate principal amount of senior secured first lien notes in 2020 to manage our liquidity during the COVID-19 pandemic, it is nonetheless our long‑term objective to reduce our debt and lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk. Moreover, in 2020, we sold $2.500 billion aggregate principal amount of senior notes to finance the redemption of senior notes with the highest interest rate and nearest maturity date of all of our long-term debt. These transactions eliminated any significant debt maturities until June 2023, as well as reduced future annual cash interest expense payments by approximately $50 million.
Our ability to execute on our strategies and respond to the aforementioned trends is subject to the extent and scope of the impact on our operations of the COVID-19 pandemic, as well as a number of other risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of this report.

RECENT RESULTS OF OPERATIONS

We have provided below certain selected operating statistics for the three months ended December 31, 2020 and 2019 on a continuing operations basis, which includes the results of our same 65 hospitals operated throughout the three months ended December 31, 2020 and 2019 and the three Chicago-area hospitals we divested effective January 28, 2019. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics on a per adjusted patient admission basis to show trends other than volume.

	Continuing Operations
	Three Months Ended December 31,
Selected Operating Statistics	2020	2019	Increase (Decrease)
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	152,694	170,815	(10.6)%
Adjusted patient admissions(2)	261,097	306,384	(14.8)%
Paying admissions (excludes charity and uninsured)	143,195	160,244	(10.6)%
Charity and uninsured admissions	9,499	10,571	(10.1)%
Admissions through emergency department	114,887	122,339	(6.1)%
Emergency department visits, outpatient	466,179	645,791	(27.8)%
Total emergency department visits	581,066	768,130	(24.4)%
Total surgeries	95,467	106,399	(10.3)%
Patient days — total	790,522	796,239	(0.7)%
Adjusted patient days(2)	1,322,063	1,394,191	(5.2)%
Average length of stay (days)	5.18	4.66	11.2%
Average licensed beds	17,203	17,211	—%
Utilization of licensed beds(3)	49.9%	50.3%	(0.4)%	(1)
Total visits	1,441,157	1,700,696	(15.3)%
Paying visits (excludes charity and uninsured)	1,350,576	1,586,704	(14.9)%
Charity and uninsured visits	90,581	113,992	(20.5)%
Ambulatory Care:
Total consolidated facilities (at end of period)	290	238	52	(1)
Total cases	566,519	549,319	3.1%

(1)	The change is the difference between the 2020 and 2019 amounts shown.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total admissions decreased by 18,121, or 10.6%, in the three months ended December 31, 2020 compared to the three months ended December 31, 2019, and total surgeries decreased by 10,932, or 10.3%, in the 2020 period compared to the 2019 period. Total emergency department visits decreased 24.4% in the three months ended December 31, 2020 compared to the same period in the prior year. The decrease in our patient volumes from continuing operations in the three months ended December 31, 2020 compared to the three months ended December 31, 2019 reflects the continued adverse impact of the COVID-19 pandemic. Our Ambulatory Care total cases increased 3.1% in the three months ended December 31, 2020 compared to the 2019 period.

	Continuing Operations
	Three Months Ended December 31,
Revenues	2020	2019	Increase (Decrease)
Net operating revenues
Hospital Operations prior to inter-segment eliminations	$4,065	$3,983	2.1%
Ambulatory Care	649	632	2.7%
Conifer	344	332	3.6%
Inter-segment eliminations	(143)	(141)	1.4%
Total	$4,915	$4,806	2.3%

Net operating revenues increased by $109 million, or 2.3%, in the three months ended December 31, 2020 compared to the same period in 2019, primarily due to higher patient acuity, a more favorable payer mix, incremental revenue from new service lines, and improved terms of our managed care contracts, partially offset by the impact of lower patient volumes as a result of the COVID-19 pandemic. During the three months ended December 31, 2020, our Hospital Operations and Ambulatory Care segments were also impacted by the revised grant guidelines included in the Consolidated Appropriations Act, 2021, which was enacted on December 28, 2020, and the receipt of additional grant funds during the period primarily by our Ambulatory Care segment. As a result, our Hospital Operations and Ambulatory Care segments recognized grant income from federal, state and local programs totaling $406 million and $40 million ($9 million of which is included in equity in earnings of unconsolidated affiliates), respectively, in the three months ended December 31, 2020, which amounts are not included in net operating revenues.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 55.6 days at December 31, 2020 and 58.4 days at December 31, 2019, compared to our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last day of the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations contract assets, as well as the accounts receivable of the facilities in our urgent care platform that have been classified in assets held for sale on our Consolidated Balance Sheet at December 31, 2020, and excludes (i) three Chicago-area hospitals we divested effective January 28, 2019, and (ii) our California provider fee revenues.

	Continuing Operations
	Three Months Ended December 31,
Selected Operating Expenses	2020	2019	Increase (Decrease)
Hospital Operations
Salaries, wages and benefits	$1,892	$1,887	0.3%
Supplies	674	670	0.6%
Other operating expenses	910	887	2.6%
Total	$3,476	$3,444	0.9%
Ambulatory Care
Salaries, wages and benefits	$171	$168	1.8%
Supplies	149	132	12.9%
Other operating expenses	91	86	5.8%
Total	$411	$386	6.5%
Conifer
Salaries, wages and benefits	$162	$175	(7.4)%
Supplies	1	1	—%
Other operating expenses	70	62	12.9%
Total	$233	$238	(2.1)%
Total
Salaries, wages and benefits	$2,225	$2,230	(0.2)%
Supplies	824	803	2.6%
Other operating expenses	1,071	1,035	3.5%
Total	$4,120	$4,068	1.3%
Rent/lease expense(1)
Hospital Operations	$74	$62	19.4%
Ambulatory Care	25	23	8.7%
Conifer	3	2	50.0%
Total	$102	$87	17.2%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended December 31,
Selected Operating Expenses per Adjusted Patient Admission	2020	2019	Increase (Decrease)
Hospital Operations
Salaries, wages and benefits per adjusted patient admission(1)	$7,244	$6,156	17.7%
Supplies per adjusted patient admission(1)	2,583	2,190	17.9%
Other operating expenses per adjusted patient admission(1)	3,480	2,885	20.6%
Total per adjusted patient admission	$13,307	$11,231	18.5%

(1)	Calculation excludes the expenses from our health plan businesses. Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits for our Hospital Operations segment increased $5 million, or 0.3%, in the three months ended December 31, 2020 compared to the same period in 2019. This change was primarily due to increased health benefits costs, an increased average length of patient stay, and the impact of higher temporary labor and premium pay, as well as annual merit increases for certain of our employees, a greater number of employed physicians and increased incentive compensation expense in the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Our continued focus on strategic cost-reduction and efficiency measures partially mitigated the impact of the COVID-19 surges in our markets in the three months ended December 31, 2020. On a per adjusted patient admission basis, salaries, wages and benefits increased 17.7% in the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to reduced patient volumes as a result of the COVID-19 pandemic.

Supplies expense for our Hospital Operations segment increased $4 million, or 0.6%, in the three months ended December 31, 2020 compared to the same period in 2019. This change was primarily attributable to increased costs for certain supplies as a result of the COVID-19 pandemic, as well as growth in our higher‑acuity, supply‑intensive surgical services, partially offset by the impact of the group-purchasing strategies and supplies-management services we utilize to reduce costs. On a per adjusted patient admission basis, supplies expense increased 17.9% in the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to reduced patient volumes as a result of the pandemic.

Other operating expenses for our Hospital Operations segment increased $23 million, or 2.6%, in the three months ended December 31, 2020 compared to the same period in 2019. This increase was primarily due to higher medical fees, increased rent expense and higher information technology costs, partially offset by a gain on asset sales in the 2020 period related to the divestiture of a medical office building. There is proportionally a higher level of fixed costs (e.g., rent expense) in other operating expenses than salaries, wages and benefits or supplies expense. On a per adjusted patient admission basis, other operating expenses increased 20.6% in the three months ended December 31, 2020 compared to the three months ended December 31, 2019 due to reduced patient volumes as a result of the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $2.446 billion at December 31, 2020 compared to $3.300 billion at September 30, 2020.

Significant cash flow items in the three months ended December 31, 2020 included:

•Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $734 million, including $52 million of cash received from federal, state and local grants;

•Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $81 million;

•Capital expenditures of $166 million;

•$1.116 billion of payments for the purchases of businesses or joint venture interests;

•Proceeds from sales of facilities and other assets of $64 million;

•Interest payments of $205 million; and

•$103 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $3.407 billion in the year ended December 31, 2020 compared to $1.233 billion in the year ended December 31, 2019. Key factors contributing to the change between the 2020 and 2019 periods include the following:

•Approximately $1.4 billion of cash advances received from Medicare pursuant to COVID-19 stimulus legislation;

•$900 million of cash received from federal, state and local grants, including the Provider Relief Fund;

•A $260 million deferral of our payroll tax match in 2020 pursuant to COVID-19 stimulus legislation;

•Decreased cash receipts of $81 million related to supplemental Medicaid programs in California and Texas;

•Higher interest payments of $16 million in the 2020 period;

•An increase of $141 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

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

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Years Ended December 31,
Net Patient Service Revenues Less Implicit Price Concessions from:	2020	2019	2018
Medicare	19.8%	20.1%	20.5%
Medicaid	7.9%	8.3%	9.2%
Managed care(1)	66.3%	66.2%	65.4%
Uninsured	1.2%	0.7%	0.7%
Indemnity and other	4.8%	4.7%	4.2%

(1)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2020	2019	2018
Medicare	22.8%	24.8%	25.4%
Medicaid	6.2%	6.2%	6.3%
Managed care(1)	61.8%	60.3%	59.7%
Charity and uninsured	6.3%	6.0%	6.0%
Indemnity and other	2.9%	2.7%	2.6%

(1)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 61 million individuals rely on healthcare benefits through Medicare, and approximately 77 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co-administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also co-administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year (“FFY”) 2027.

The Affordable Care Act

The expansion of Medicaid in the 38 states (including four in which we currently operate acute care hospitals) and the District of Columbia that have taken action to do so is financed through:

•negative adjustments to the annual market basket updates for the Medicare hospital inpatient and outpatient prospective payment systems, which began in 2010 and expired on September 30, 2019, as well as additional negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and

•reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and, under current law, are scheduled to commence for Medicaid payments in FFY 2024.

Effective January 2019, Congress eliminated the financial penalty for noncompliance under the ACA’s individual mandate provision, which requires most U.S. citizens and noncitizens who lawfully reside in the country to have health insurance meeting specified standards. On November 10, 2020, the U.S. Supreme Court heard oral arguments in the matter of California v. Texas addressing whether the individual mandate itself is unconstitutional now that Congress has eliminated the tax penalty that was intended to enforce it. Conversely, members of Congress and other politicians have proposed measures that would expand government-sponsored coverage, including single-payer plans, such as Medicare for All. We cannot predict whether the U.S. Supreme Court’s decision will invalidate the Affordable Care Act, nor can we predict if or when further modification of the ACA will occur or what action, if any, Congress might take with respect to eventually repealing and possibly replacing the law.

Furthermore, we are unable to predict the impact on our future revenues and operations of (1) the final decision in California v. Texas and other court challenges to the ACA, (2) administrative, regulatory and legislative changes, including expansion of government-sponsored coverage, or (3) market reactions to those changes. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2020, 2019 and 2018 are set forth in the following table:

	Years Ended December 31,
Revenue Descriptions	2020	2019	2018
Medicare severity-adjusted diagnosis-related group — operating	$1,411	$1,512	$1,526
Medicare severity-adjusted diagnosis-related group — capital	121	133	137
Outliers	64	82	83
Outpatient	635	737	748
Disproportionate share	210	232	228
Other(1)	254	192	160
Total Medicare net patient service revenues	$2,695	$2,888	$2,882

(1)	The other revenue category includes Medicare Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) revenues, IME revenues earned by our children’s hospitals (one of which we divested in 2018) under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS, inpatient psychiatric units, inpatient rehabilitation units, other revenue adjustments, and adjustments to the estimates for current and prior-year cost reports and related valuation allowances.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided below. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Acute Care Hospital Inpatient Prospective Payment System

Medicare Severity-Adjusted Diagnosis-Related Group Payments—Sections 1886(d) and 1886(g) of the Social Security Act set forth a system of payments for the operating and capital costs of inpatient acute care hospital admissions based on a prospective payment system (“PPS”). Under the inpatient prospective payment systems (“IPPS”), Medicare payments for hospital inpatient operating services are made at predetermined rates for each hospital discharge. Discharges are classified according to a system of Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”), which categorize patients with similar clinical characteristics that are expected to require similar amounts of hospital resources. CMS assigns to each MS-DRG a relative weight that represents the average resources required to treat cases in that particular MS-DRG, relative to the average resources used to treat cases in all MS-DRGs.

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

Outlier Payments—Outlier payments are additional payments made to hospitals on individual claims for treating Medicare patients whose medical conditions are costlier to treat than those of the average patient in the same MS-DRG. To qualify for a cost outlier payment, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS-DRG by a fixed threshold updated annually by CMS. A Medicare Administrative Contractor (“MAC”) calculates the cost of a claim by multiplying the billed charges by an average cost-to-charge ratio that is typically based on the hospital’s most recently filed cost report. Generally, if the computed cost exceeds the sum of the MS-DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

Under the Social Security Act, CMS must project aggregate annual outlier payments to all PPS hospitals to be not less than 5% or more than 6% of total MS-DRG payments (“Outlier Percentage”). The Outlier Percentage is determined by dividing total outlier payments by the sum of MS-DRG and outlier payments. CMS annually adjusts the fixed threshold to bring projected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing: (1) the number of cases that qualify for outlier payments; and (2) the dollar amount hospitals receive for those cases that qualify for outlier payments. Under certain conditions, outlier payments are subject to reconciliation based on more recent data.

Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients. Prior to October 1, 2013, DSH payments were based on each hospital’s low income utilization for each payment year (the “Pre-ACA DSH Formula”). The ACA revised the Medicare DSH adjustment effective for discharges occurring on or after

October 1, 2013. Under the revised methodology, hospitals receive 25% of the amount they previously would have received under the Pre-ACA DSH Formula. This amount is referred to as the “Empirically Justified Amount.”

Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC-DSH Amount”). The UC-DSH Amount is a hospital’s share of a pool of funds that the CMS Office of the Actuary estimates would equal 75% of Medicare DSH that otherwise would have been paid under the Pre-ACA DSH Formula, adjusted for changes in the percentage of individuals that are uninsured. Generally, the factors used to calculate and distribute UC-DSH Amounts are set forth in the ACA and are not subject to administrative or judicial review. The statute requires that each hospital’s cost of uncompensated care (i.e., charity and bad debt) as a percentage of the total uncompensated care cost of all DSH hospitals be used to allocate the pool. As of December 31, 2020, 57 of our acute care hospitals in continuing operations qualified for Medicare DSH payments.

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

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for the increased expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of DGME and IME payments. As of December 31, 2020, 29 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments.

IPPS Quality Adjustments—The ACA also authorizes the following quality adjustments to Medicare IPPS payments:

•Value Based Purchasing (“VBP”) – Under the VBP program, IPPS operating payments to hospitals are reduced by 2% to fund value-based incentive payments to eligible hospitals based on their overall performance on a set of quality measures;

•Hospital Readmission Reduction Program – Under this program, IPPS operating payments to hospitals with excess readmissions are reduced up to a maximum of 3% of base MS-DRG payments; and

•Hospital-Acquired Conditions Reduction Program – Under this program, overall inpatient payments are reduced by 1% for hospitals in the worst performing quartile of risk-adjusted quality measures for reasonable preventable hospital‑acquired conditions.

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

Inpatient Psychiatric Facility Prospective Payment System

The inpatient psychiatric facility (“IPF”) prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS is based on prospectively determined per-diem rates and includes an outlier policy that authorizes additional payments for extraordinarily costly cases. As of December 31, 2020, 17 of our general hospitals in continuing operations operated IPF units.

Inpatient Rehabilitation Prospective Payment System

Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF-PPS”). Payments under the IRF-PPS are made on a per-discharge basis. The IRF-PPS uses federal prospective payment rates across distinct case-mix groups established by a patient classification system. As of December 31, 2020, we operated one freestanding IRF, and 15 of our general hospitals in continuing operations operated IRF units.

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

Medicare Claims Reviews

HHS estimates that the overall FFY 2020 Medicare FFS improper payment rate for the program is approximately 6.3%. The FFY 2020 error rate for Hospital IPPS payments is approximately 3.0%. CMS has identified the FFS program as a program at risk for significant erroneous payments. One of CMS’ stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of Medicare Trust Fund dollars. CMS has established several initiatives to prevent or identify improper payments before a claim is paid, and to identify and recover improper payments after paying a claim. The overall goal is to reduce improper payments by identifying and addressing coverage and coding billing errors for all provider types. Under the authority of the Social Security Act, CMS employs a variety of contractors (e.g., MACs, Recovery Audit Contractors and Unified Program Integrity Contractors) to process and review claims according to Medicare rules and regulations.

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

Meaningful Use of Health Information Technology

The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which is part of the American Recovery and Reinvestment Act of 2009, promotes the use of healthcare information technology by, among other things, providing financial incentives to hospitals and physicians to become “meaningful users” of electronic health record (“EHR”) systems and imposing penalties on those who do not. Under the HITECH Act and other laws and regulations, eligible hospitals that fail to demonstrate and maintain meaningful use of certified EHR technology every year (and have not applied and qualified for a hardship exception) are subject to a 75% reduction of the Medicare market basket update. Eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. We have made significant investments in our information systems to bring our hospitals and employed physicians into EHR compliance, and we continue to invest in the maintenance and utilization of these certified EHR systems. Failure to continue to do so could subject us to penalties that may have an adverse effect on our net revenues and results of operations.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded Medicaid managed care programs, constituted approximately 17.8%, 18.4% and 19.8% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the years ended December 31, 2020, 2019 and 2018, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the years ended December 31, 2020, 2019 and 2018, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $754 million, $782 million and $847 million, respectively. The 2020 period included $239 million related to the California provider fee program, $230 million related to the Michigan provider fee program, $164 million related to Medicaid DSH programs in multiple states, $55 million related to the Texas Section 1115 waiver program, and $66 million from a number of other state and local programs.

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

Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the years ended December 31, 2020, 2019 and 2018 are set forth in the following table. These revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to FFS Medicaid revenue.

	Years Ended December 31,
Hospital Location	2020	2019	2018
Alabama	$103	$91	$91
Arizona	178	159	165
California	827	855	875
Florida	201	222	231
Illinois	—	5	89
Massachusetts	83	92	94
Michigan	560	714	749
Pennsylvania	—	—	8
South Carolina	58	55	53
Tennessee	35	37	35
Texas	382	409	398
	$2,427	$2,639	$2,788

Medicaid and Managed Medicaid revenues comprised 45% and 55%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the year ended December 31, 2020.

Regulatory and Legislative Changes

The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative and judicial rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid or services covered by governmental payers are reduced, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Recent regulatory and legislative updates to the Medicare and Medicaid payment systems, as well as other government programs impacting our business, are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Section 1886(d) of the Social Security Act requires CMS to update inpatient FFS payment rates for hospitals reimbursed under the IPPS annually. The updates generally become effective October 1, the beginning of the federal fiscal year. In September 2020 and in a December 2020 correction notice, CMS issued the final Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2021 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•A market basket increase of 2.4% for MS-DRG operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also finalized certain proposed adjustments to the 2.4% market basket increase that resulted in a net operating payment update of 2.9% (before budget neutrality adjustments), as follows:

•No multifactor productivity adjustment under the ACA (i.e., an adjustment of 0.0%) for FFY 2021; and

•A 0.5% increase, as required under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”);

•Updates to the three factors used to determine the amount and distribution of Medicare UC-DSH Amounts;

•A 0.84% net increase in the capital federal MS-DRG rate; and

•An increase in the cost outlier threshold from $26,552 to $29,064.

According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 2.5% increase in Medicare operating MS-DRG FFS payments for hospitals in urban areas, and an average 2.4% increase in operating MS-DRG FFS payments for proprietary hospitals in FFY 2021. We estimate that all of the payment and policy changes affecting operating MS-DRG and UC-DSH Amounts will result in an estimated 1.8% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $37 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

Historically, CMS has used charges reduced to cost to set the relative weights assigned to each MS-DRG. In the Final IPPS Rule, CMS expressed a concern that chargemaster rates rarely reflect the true market costs. In order to reduce its reliance on the hospital chargemaster, CMS determined that, beginning in 2021, hospitals will be required to report in the annual cost report the median payer-specific negotiated charge that the hospital has negotiated with all of its Medicare Advantage payers by MS-DRG. This information may potentially be used to set the IPPS MS-DRG relative weights in FFY 2024. This standard is in addition to the pricing transparency requirements effective January 1, 2021 in the hospital price transparency final rule issued in November 2019 that was upheld by a federal District Court. In December 2020, the U.S. Court of Appeals for the District of Columbia affirmed the federal District Court’s decision.

Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems

In December 2020, CMS released the policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center Payment System for calendar year (“CY”) 2021 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes:

•A net increase of 2.4% for the OPPS rates based on a market basket increase of 2.4% with no multifactor productivity adjustment required by the ACA (i.e., an adjustment of 0.0% for CY 2021);

•A continuation of the reduced payment amount for drugs acquired with a discount under CMS’ 340B program (“340B Drugs”) to a rate of average sales price (“ASP”) minus 22.5% (the 340B program is the subject of litigation discussed in greater detail below);

•Elimination of the Inpatient Only List (which is the list of procedures that must be performed on an inpatient basis) over a transitional period beginning in CY 2021 and ending in CY 2024, starting with the removal of 266 musculoskeletal services from the list for CY 2021;

•The addition of two new OPPS service categories for which prior authorization is required; and

•A 2.4% increase to the Ambulatory Surgical Center payment rates.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 2.4% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 3.2% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $24 million, which represents an increase of approximately 3.6%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

The Medicare Access and CHIP Reauthorization Act of 2015

The MACRA replaced the Medicare Sustainable Growth Rate methodology with a new system for establishing the annual updates to the MPFS beginning in 2019. The new payment system helps to link FFS payments to quality and value with payment incentives and penalties. Additionally, the MACRA reduced the restoration of the 3.2% coding and document adjustment to hospital inpatient rates that was expected to be effective in FFY 2018 to 3.0%; as modified by the 21st Century Cures Act, the adjustment was applied at the rate of 0.5% for FFY 2018 and 0.5% for FFYs 2019 and 2020; it will continue to be applied at the rate of 0.5% through 2023.

Less than 1% of the net operating revenue generated by our Hospital Operations segment during the year ended 2020 was related to the MPFS. We are unable to estimate the potential impact of the MACRA; however, the maximum incentive and penalty adjustments could result in an increase or decrease in our annual net revenues of approximately $15 million. Additionally, we cannot predict the effect of the MACRA on our future operations, revenues and cash flows.

Payment and Policy Changes to the Medicare Physician Fee Schedule

In December 2020, CMS released the CY 2021 MPFS Final Rule which updates payment policies, payment rates and other provisions for services reimbursed under the MPFS on and after January 1, 2021. The statutory update factor to the MPFS conversion factor (the base rate that is used to convert relative value units (“RVUs”) into payment rates) for CY 2021, as required by the MACRA, was set at 0.0%. The final conversion factor also reflects a negative budget neutrality adjustment of 10.20% to account for the estimated positive or negative effects of the changes on each specialty due to, among other things, CMS’ projection of volumes in each specialty and the recalibration of the RVUs. CMS estimates that the combined impact of the payment and policy changes in the MPFS Final Rule will not result in any change in payments. The Consolidated Appropriations Act, 2021 provides a one-time 3.75% increase in MPFS payments for CY 2021.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Related Legislation

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”), which was signed into law on April 24, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “Continuing Appropriations Act”), which was signed into law October 1, 2020, and the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act” and, collectively, with the CARES Act, the PPP Act, and the Continuing Appropriations Act, the “COVID Acts”), which was signed into law on December 27, 2020 authorized $2.9 trillion in government spending to mitigate the economic effects of the COVID-19 pandemic. Below is a brief overview of certain provisions of these laws that have impacted, and that we expect will continue to impact, our business. This summary is not exhaustive, and additional legislative action and regulatory developments may evolve rapidly. There is no assurance that we will continue to receive or remain eligible for funding or assistance under the COVID Acts or similar measures. Statements regarding the projected impact of COVID-19 relief programs on our operations and financial condition are forward-looking and are made as of the date of this filing.

Public Health and Social Services Emergency Fund—The COVID Acts have authorized $178 billion in payments to be distributed through the Provider Relief Fund. Distributions from the PRF to providers commenced during the three months ended June 30, 2020. Payments from the PRF are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-related costs as defined by HHS, and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. In January 2021, HHS released updated reporting requirements that include lost revenues, expenses attributable to COVID-19 and non-financial information. The updated reporting requirements reflect certain provisions of the Consolidated Appropriations Act affecting the calculation of lost revenues, as well as the distribution of PRF funds among subsidiaries in a hospital system. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General, auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Except for certain immaterial PRF payments we returned to HHS, we have formally accepted PRF payments issued to our providers and the terms and conditions associated with those payments.

During the year ended December 31, 2020, our Hospital Operations and Ambulatory Care segments recognized approximately $868 million of Provider Relief Fund income associated with lost revenues and COVID-related costs. We recognized an additional $17 million of Provider Relief Fund income from our unconsolidated affiliates during this period. Lastly, our Hospital Operations and Ambulatory Care segments recognized $14 million of grant income from state and local grant programs during 2020. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020. Based on the uncertainty regarding future estimates of lost revenues and COVID-related costs or the impact of further updates to HHS guidance, if any, we cannot provide any assurances regarding the amount of grant income to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—The COVID Acts also alleviate some of the financial strain on hospitals, physicians, other healthcare providers and states through a series of Medicare and Medicaid payment policies that temporarily increase Medicare and Medicaid reimbursement and allow for added flexibility, as described below:

•Effective May 1, 2020 through March 31, 2021, the 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers is suspended and is scheduled to resume effective April 2021. The impact of this change on our operations was an increase of approximately $67 million of revenues in 2020.

•The CARES Act instituted a 20% increase in the Medicare MS-DRG payment for COVID-19 hospital admissions for the duration of the public health emergency as declared by the Secretary of HHS.

•The CARES Act eliminated the scheduled nationwide reduction of $4 billion in federal Medicaid DSH allotments in FFY 2020 mandated by the Affordable Care Act and decreased the FFY 2021 DSH reduction from $8 billion to $4 billion effective December 1, 2020. Later COVID Acts eliminated the FFY 2021 DSH reduction entirely and delayed the remaining DSH reductions until FFY 2024.

•The CARES Act expanded the Medicare accelerated payment program, which provides prepayment of claims to providers in certain circumstances, such as national emergencies or natural disasters. Under this measure, providers could request accelerated payments during which time providers continue to receive payments for services. Under the CARES Act, accelerated payments could be retained for 120 days; at the end of the 120-day period, the accelerated payment would be repaid via an offset of payments on claims that would otherwise be paid. Generally, repayments of the accelerated payments we received were to commence during the three months ended September 2020; however, under Section 2501 of the Continuing Appropriations Act, providers may retain the accelerated payments for one year from the date of receipt before CMS commences recoupment, which will be effectuated by a 25% offset of claims payments for 11 months, followed by 50% offset for the succeeding six months. At the end of the 29‑month period, interest on the unpaid balance will be assessed at 4% per annum. Through December 31, 2020, our hospitals and other providers applied for and received approximately $1.5 billion of accelerated payments.

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

Funding for Uninsured Individuals—The CARES Act provides claims reimbursement to healthcare providers generally at Medicare rates for testing uninsured individuals for COVID-19 and treating uninsured individuals with a COVID-19 diagnosis. A portion of the funding will also be used to reimburse providers for COVID-19 vaccine administration to uninsured individuals.

Tax Changes—Beginning March 27, 2020, all employers were able to elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. During the year ended December 31, 2020, we deferred Social Security tax payments totaling $275 million pursuant to this CARES Act provision. In addition, the CARES Act increases the interest expense deduction limitation from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years, allowing businesses to take a larger deduction. This change is expected to increase our federal tax net operating loss (“NOL”) carryforwards into future years, as further described in Note 19 to the accompanying Consolidated Financial Statements.

CMS Innovation Models

The CMS Innovation Center develops and tests innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or CHIP expenditures while preserving or enhancing the quality of care for beneficiaries. Congress has defined – both through the Affordable Care Act and previous legislation – a number of specific demonstrations for CMS to conduct, including bundled payment models. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post-discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health care. Provider participation in some of these models is voluntary; for example, 34 hospitals in our Hospital Operations segment and six surgical hospitals in our Ambulatory Care segment participate in the CMS Bundled Payments for Care Improvement Advanced (“BPCIA”) program that became effective October 1, 2018, and USPI also holds the CMS contract for two physician group practices participating in the BPCIA program. Participation in certain other bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. In 2015, CMS finalized a five-year bundled payment model, called the Comprehensive Care for Joint Replacement (“CJR”) model, which includes hip and knee replacements, as well as other major leg procedures. Sixteen hospitals in our Hospital Operations segment and four surgical hospitals in our Ambulatory Care segment currently participate in the CJR model.

Significant Litigation

340B Litigation

The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers. In the final rule regarding Hospital OPPS payment and policy changes for CY 2018, CMS reduced the payment for 340B Drugs from ASP plus 6% to ASP minus 22.5% and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rules regarding OPPS payment and policy changes for CYs 2019, 2020 and 2021, CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. In May 2019, the U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CY 2019 OPPS Final Rule exceeded CMS’ statutory authority by reducing drug reimbursement rates for 340B Hospitals. This holding followed the District Court’s December 2018 conclusion that HHS exceeded its statutory authority in reducing the CY 2018 OPPS for the 340B Payment Adjustment. The District Court did not grant a permanent injunction to the 340B Payment Adjustment, nor did it vacate the 2018 and 2019 rules. In July 2019, the District Court issued a Memorandum Opinion granting HHS’ motion for entry of final judgment, thus allowing HHS to proceed with a pending appeal of the District Court’s rulings at the U.S. Court of Appeals for the District of Columbia Circuit (the “Circuit Court”). In July 2020, a three-judge panel of the Circuit Court reversed the District Court’s holding, finding that HHS’ decision to reduce the payment rate for 340B Drugs was based on a reasonable interpretation of the Medicare statute. In October 2020, the Circuit Court denied the plaintiff hospital associations’ and hospitals’ request for an en banc hearing. We cannot predict what further actions CMS or Congress might take with respect to the 340B program; however, the outcome could have an adverse effect on our net revenues and cash flows.

Medicare Disproportionate Share Hospital Litigation

Prior to October 1, 2013, DSH payments were based on the Pre-ACA DSH Formula. In the final rule regarding IPPS payment and policy changes for FFY 2005, CMS revised its policy on the calculation of one of the ratios used in the Pre-ACA DSH Formula. A group of hospitals challenged the policy change claiming that CMS failed to provide adequate notice and a comment period. The District Court vacated the rule. CMS appealed the ruling, and the Circuit Court affirmed the District Court’s decision. Since then, CMS has continued to use the vacated policy and was again met with legal challenges. In 2019, the U.S. Supreme Court (“SCOTUS”) upheld the Circuit Court’s decision that CMS’ continued use of the vacated policy is not legal. Although the SCOTUS decision applies only to the 2012 ratios for the plaintiff hospitals, it establishes a precedent that we believe will ultimately result in a favorable outcome in our pending Medicare DSH appeals for years 2005-2013; however, we cannot predict the timing or outcome of our appeals or when and how CMS will implement the SCOTUS decision. A favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the years ended December 31, 2020, 2019 and 2018 was $9.022 billion, $9.516 billion and $9.213 billion, respectively. Our top 10 managed care payers generated 62% of our managed care net patient service revenues for the year ended December 31, 2020. National payers generated 44% of our managed care net patient service revenues for the year ended December 31, 2020. The remainder comes from regional or local payers. At December 31, 2020 and 2019, 66% and 65%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2020, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $17 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future. In the year ended December 31, 2020, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 95% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both December 31, 2020 and 2019, approximately 4% of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of this report.

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

Over the longer term, several other initiatives we have previously announced should also help address the challenges associated with serving uninsured patients. For example, our Compact with Uninsured Patients (“Compact”) is designed to offer managed care-style discounts to certain uninsured patients, which enables us to offer lower rates to those patients who historically had been charged standard gross charges. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for self-pay accounts and other factors that affect the estimation process. We also provide financial assistance through our charity and uninsured discount programs to uninsured patients who are unable to pay for the healthcare services they receive. Our policy is not to pursue collection of amounts determined to qualify for financial assistance; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care. Some states have also developed provider fee or other supplemental payment programs to mitigate the shortfall of Medicaid reimbursement compared to the cost of caring for Medicaid patients.

The initial expansion of health insurance coverage resulted in an increase in the number of patients using our facilities with either health insurance exchange or government healthcare insurance program coverage. However, we continue to have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage and for persons living in the country who are not permitted to enroll in a health insurance exchange or government healthcare insurance program. The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our uninsured and charity patients in the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Estimated costs for:
Uninsured patients	$617	$664	$641
Charity care patients	147	156	124
Total	$764	$820	$765

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2020 and 2019. We present metrics as a percentage of net operating revenues because a significant portion of our costs are variable.

	Years Ended December 31,
	2020	2019	Increase (Decrease)
Net operating revenues:
Hospital Operations	$14,790	$15,522	$(732)
Ambulatory Care	2,072	2,158	(86)
Conifer	1,306	1,372	(66)
Inter-segment eliminations	(528)	(573)	45
Net operating revenues	17,640	18,479	(839)
Grant income	882	—	882
Equity in earnings of unconsolidated affiliates	169	175	(6)
Operating expenses:
Salaries, wages and benefits	8,418	8,698	(280)
Supplies	2,982	3,057	(75)
Other operating expenses, net	4,125	4,171	(46)
Depreciation and amortization	857	850	7
Impairment and restructuring charges, and acquisition-related costs	290	185	105
Litigation and investigation costs	44	141	(97)
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(14)	15	(29)
Operating income	$1,989	$1,537	$452

	Years Ended December 31,
	2020	2019	Increase (Decrease)
Net operating revenues	100.0%	100.0%	—%
Grant income	5.0%	—%	5.0%
Equity in earnings of unconsolidated affiliates	1.0%	0.9%	0.1%
Operating expenses:
Salaries, wages and benefits	47.8%	47.0%	0.8%
Supplies	16.9%	16.5%	0.4%
Other operating expenses, net	23.4%	22.6%	0.8%
Depreciation and amortization	4.9%	4.6%	0.3%
Impairment and restructuring charges, and acquisition-related costs	1.6%	1.0%	0.6%
Litigation and investigation costs	0.2%	0.8%	(0.6)%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(0.1)%	0.1%	(0.2)%
Operating income	11.3%	8.3%	3.0%

Total net operating revenues decreased by $839 million, or 4.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Hospital Operations net operating revenues, net of inter-segment eliminations, decreased by $687 million, or 4.6%, for the year ended December 31, 2020 compared to the same period in 2019, primarily due to lower patient volumes as a result of the COVID-19 pandemic, partially offset by higher patient acuity, a more favorable payer mix and improved terms of our managed care contracts.

Ambulatory Care net operating revenues decreased by $86 million, or 4.0%, for the year ended December 31, 2020 compared to the 2019 period. The decrease was primarily due to the negative impact of shelter-in-place orders on patient volumes and the mandated suspension of many elective procedures due to the COVID-19 pandemic, as well as a decrease of $40 million due to the deconsolidation of a facility. These impacts were partially offset by an increase from acquisitions of $105 million.

Conifer net operating revenues decreased by $66 million, or 4.8%, for the year ended December 31, 2020 compared to 2019. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $21 million, or 2.6%, for the year ended December 31, 2020 compared to the 2019 period. Conifer’s net operating revenues were negatively impacted by the unfavorable downstream impact of the COVID-19 pandemic on its clients’ patient volumes, as well as attrition due to planned hospital divestitures by its clients.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the years ended December 31, 2020 and 2019 and excludes the results of three Chicago‑area hospitals we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

	Years Ended December 31,
Selected Operating Expenses	2020	2019	Increase (Decrease)
Hospital Operations — Same-Hospital
Salaries, wages and benefits	$7,136	$7,320	(2.5)%
Supplies	2,512	2,602	(3.5)%
Other operating expenses	3,512	3,560	(1.3)%
Total	$13,160	$13,482	(2.4)%
Ambulatory Care
Salaries, wages and benefits	$609	$635	(4.1)%
Supplies	468	448	4.5%
Other operating expenses	349	340	2.6%
Total	$1,426	$1,423	0.2%
Conifer
Salaries, wages and benefits	$673	$727	(7.4)%
Supplies	3	4	(25.0)%
Other operating expenses	263	255	3.1%
Total	$939	$986	(4.8)%
Total
Salaries, wages and benefits	$8,418	$8,682	(3.0)%
Supplies	2,983	3,054	(2.3)%
Other operating expenses	4,124	4,155	(0.7)%
Total	$15,525	$15,891	(2.3)%
Rent/lease expense(1)
Hospital Operations	$277	$240	15.4%
Ambulatory Care	92	86	7.0%
Conifer	12	11	9.1%
Total	$381	$337	13.1%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•Hospital Operations, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 5 to the accompanying Consolidated Financial Statements, certain of these facilities were classified as held for sale at December 31, 2020 and 2019.

•Ambulatory Care, which is comprised of USPI’s ASCs, urgent care centers, imaging centers and surgical hospitals. As described in Note 5 to the accompanying Consolidated Financial Statements, certain of these facilities were classified as held for sale at December 31, 2020. In December 2020, USPI acquired controlling interests in the SCD Centers, which added 45 ASCs to USPI’s total centers.

•Conifer, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

Hospital Operations Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the years ended December 31, 2020 and 2019 and excludes the results of three Chicago‑area hospitals we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented. We present certain metrics on a per-adjusted-patient-admission and per-adjusted-patient-day basis to show trends other than volume. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Admissions, Patient Days and Surgeries	2020	2019	Increase (Decrease)
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	604,017	683,641	(11.6)%
Adjusted patient admissions(2)	1,030,872	1,222,856	(15.7)%
Paying admissions (excludes charity and uninsured)	566,110	642,303	(11.9)%
Charity and uninsured admissions	37,907	41,338	(8.3)%
Admissions through emergency department	447,502	489,570	(8.6)%
Paying admissions as a percentage of total admissions	93.7%	94.0%	(0.3)%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.3%	6.0%	0.3%	(1)
Emergency department admissions as a percentage of total admissions	74.1%	71.6%	2.5%	(1)
Surgeries — inpatient	155,546	179,940	(13.6)%
Surgeries — outpatient	203,123	240,221	(15.4)%
Total surgeries	358,669	420,161	(14.6)%
Patient days — total	3,072,897	3,181,793	(3.4)%
Adjusted patient days(2)	5,104,639	5,572,035	(8.4)%
Average length of stay (days)	5.09	4.65	9.5%
Licensed beds (at end of period)	17,178	17,210	(0.2)%
Average licensed beds	17,221	17,215	—%
Utilization of licensed beds(3)	48.8%	50.6%	(1.8)%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Outpatient Visits	2020	2019	Increase (Decrease)
Total visits	5,443,351	6,755,166	(19.4)%
Paying visits (excludes charity and uninsured)	5,060,877	6,307,907	(19.8)%
Charity and uninsured visits	382,474	447,259	(14.5)%
Emergency department visits	1,959,335	2,561,805	(23.5)%
Surgery visits	203,123	240,221	(15.4)%
Paying visits as a percentage of total visits	93.0%	93.4%	(0.4)%	(1)
Charity and uninsured visits as a percentage of total visits	7.0%	6.6%	0.4%	(1)

(1)	The change is the difference between the 2020 and 2019 amounts shown.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Revenues	2020	2019	Increase (Decrease)
Total segment net operating revenues(1)	$14,253	$14,918	(4.5)%
Selected revenue data – hospitals and related outpatient facilities
Net patient service revenues(1)(2)	$13,611	$14,339	(5.1)%
Net patient service revenue per adjusted patient admission(1)(2)	$13,203	$11,726	12.6%
Net patient service revenue per adjusted patient day(1)(2)	$2,666	$2,573	3.6%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Total Segment Selected Operating Expenses	2020	2019	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	50.1%	49.1%	1.0%	(1)
Supplies as a percentage of net operating revenues	17.6%	17.4%	0.2%	(1)
Other operating expenses as a percentage of net operating revenues	24.6%	23.9%	0.7%	(1)

(1)	The change is the difference between the 2020 and 2019 amounts shown.

Revenues

Same-hospital net operating revenues decreased $665 million, or 4.5%, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to lower patient volumes as a result of the COVID-19 pandemic, partially offset by higher patient acuity, a more favorable payer mix and improved terms of our managed care contracts. Our Hospital Operations segment also recognized income from federal, state and local grants totaling $823 million during the year ended December 31, 2020, which is not included in net operating revenues. Same-hospital admissions decreased 11.6% in the year ended December 31, 2020 compared to the 2019 period. Same-hospital outpatient visits decreased 19.4% in the year ended December 31, 2020 compared to the 2019 period.

The following table shows the consolidated net accounts receivable by payer at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Medicare	$152	$189
Medicaid	49	69
Net cost report settlements receivable and valuation allowances	34	12
Managed care	1,567	1,618
Self-pay uninsured	32	25
Self-pay balance after insurance	74	76
Estimated future recoveries	156	162
Other payers	318	337
Total Hospital Operations	2,382	2,488
Ambulatory Care	307	253
Total discontinued operations	1	2
	$2,690	$2,743

When we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets are included in other current assets in the accompanying Consolidated Balance Sheets at December 31, 2020 and 2019.

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At December 31, 2020, our Hospital Operations segment collection rate on self-pay accounts was approximately 25.5%. Our self‑pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at December 31, 2020, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which have been affected by the COVID-19 pandemic, continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 97.3% at December 31, 2020.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.348 billion and $2.476 billion at December 31, 2020 and 2019, respectively, excluding cost report settlements receivable and valuation allowances of $34 million and $12 million, respectively, at December 31, 2020 and 2019:

	December 31, 2020
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	33%	58%	24%	52%
61-120 days	5%	31%	15%	13%	14%
121-180 days	2%	14%	8%	8%	8%
Over 180 days	2%	22%	19%	55%	26%
Total	100%	100%	100%	100%	100%

	December 31, 2019
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	49%	56%	21%	51%
61-120 days	5%	21%	16%	14%	15%
121-180 days	2%	10%	10%	10%	9%
Over 180 days	2%	20%	18%	55%	25%
Total	100%	100%	100%	100%	100%

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

At December 31, 2020, we had a cumulative total of patient account assignments to Conifer of $2.264 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 97% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at December 31, 2020 and 2019 by aging category:

	December 31,
	2020	2019
0-60 days	$91	$89
61-120 days	24	11
121-180 days	6	4
Over 180 days	6	11
Total	$127	$115

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits decreased by $184 million, or 2.5%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease is primarily attributable to reduced patient volumes as a result of the COVID-19 pandemic, decreased health benefits costs, and the impact of previously announced workforce reductions as part of our enterprise-wide cost-reduction and efficiency initiatives. The decrease was partially offset by higher costs due to an increased average length of patient stay, annual merit increases for certain of our employees, a greater number of employed physicians and increased incentive compensation expense. Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 100 basis points to 50.1% in the year ended December 31, 2020 compared to the 2019 period. This increase is primarily due to reduced patient revenues as a result of the COVID-19 pandemic. Salaries, wages and benefits expense for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $28 million and $30 million, respectively.

Supplies

Same-hospital supplies expense decreased by $90 million, or 3.5%, in the year ended December 31, 2020 compared to the same period in 2019. This decrease was primarily attributable to reduced patient volumes as a result of the COVID-19 pandemic, as well as the impact of the group-purchasing strategies and supplies-management services we utilize to reduce costs. The decrease was partially offset by increased costs of certain supplies as a result of the COVID-19 pandemic, as well as growth in our higher-acuity, supply-intensive surgical services. Same-hospital supplies expense as a percentage of net operating revenues increased by 20 basis points to 17.6% in the year ended December 31, 2020 compared to the 2019 period. This increase is due to reduced patient revenues as a result of the COVID-19 pandemic.

We strive to control supplies expense through product standardization, consistent contract terms and end-to-end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost-reduction focus include personal protective equipment, cardiac stents and pacemakers, orthopedics, implants and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses decreased by $48 million, or 1.3%, in the year ended December 31, 2020 compared to the same period in 2019. Same-hospital other operating expenses as a percentage of net operating revenues increased by 70 basis points to 24.6% compared to 23.9% in the year ended December 31, 2019, primarily due to reduced patient revenues as a result of the COVID-19 pandemic. Additionally, there is proportionally a higher level of fixed costs (e.g., rent expense) in other operating expenses than salaries, wages and benefits or supplies expense. The changes in other operating expenses included:

•increased medical fees of $103 million;

•increased rent and lease expense of $39 million;

•decreased consulting and legal fees of $36 million;

•decreased costs of contracted services of $17 million;

•decreased expenses related to our risk-contracting business in California of $17 million;

•decreased repair and maintenance costs of $17 million;

•decreased malpractice expense of $33 million;

•decreased costs of $40 million associated with funding indigent care services at our hospitals, which costs were substantially offset by reduced net patient revenues; and

•increased gains on asset sales of $18 million compared to the 2019 period primarily related to the divestiture of a medical office building.

Ambulatory Care Segment

Our Ambulatory Care segment is comprised of USPI’s ASCs, urgent care centers, imaging centers and surgical hospitals. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. USPI operates facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•management services revenues, computed as a percentage of each facility’s net revenues (often net of implicit price concessions); and

•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (106 of 396 facilities at December 31, 2020), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 290 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

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

Our Ambulatory Care segment operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 73% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Years Ended December 31,
Ambulatory Care Results of Operations	2020	2019	Increase (Decrease)
Net operating revenues	$2,072	$2,158	(4.0)%
Grant income	$59	$—	N/A
Equity in earnings of unconsolidated affiliates	$163	$160	1.9%
Salaries, wages and benefits	$609	$635	(4.1)%
Supplies	$468	$448	4.5%
Other operating expenses, net	$349	$340	2.6%

Our Ambulatory Care net operating revenues decreased by $86 million, or 4.0%, for the year ended December 31, 2020 compared to the 2019 period. The change was driven by a decrease in same-facility net operating revenues of $151 million due primarily to the COVID-19 pandemic, as well as a decrease of $40 million due to the deconsolidation of a facility, partially offset by an increase from acquisitions of $105 million. Our Ambulatory Care segment also recognized income from federal grants totaling $59 million during the year ended December 31, 2020, which is not included in net operating revenues.

Salaries, wages and benefits expense decreased by $26 million, or 4.1%, during the year ended December 31, 2020 compared to the same period in 2019. This change is attributable to a decrease in same-facility salaries, wages and benefits expense of $41 million due primarily to the necessary flexing of staff as patient volumes decreased at our centers early in the year due to shelter-in-place orders and the mandated suspension of many elective procedures at the beginning of the COVID-19 pandemic, as well as a decrease of $9 million due to the deconsolidation of a facility. These impacts were partially offset by an increase from acquisitions of $24 million. Salaries, wages and benefits expense for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $14 million and $11 million, respectively.

Supplies expense increased by $20 million, or 4.5%, during the year ended December 31, 2020 compared to 2019. The change was driven by an increase from acquisitions of $33 million, partially offset by a decrease in same-facility supplies expense of $1 million as a result of the reduced number of cases due to the COVID-19 pandemic, as well as a decrease of $12 million due to the deconsolidation of a facility.

Other operating expenses increased by $9 million, or 2.6%, during the year ended December 31, 2020 compared to the 2019 period. The change was driven by an increase from acquisitions of $18 million, partially offset by a decrease in same-facility other operating expenses of $2 million due primarily to strong expense management while patient volumes were reduced as a result of the COVID-19 pandemic, as well as a decrease of $7 million due to the deconsolidation of a facility.

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

Ambulatory Care Facility Growth	Year Ended December 31, 2020
Net revenues	(5.6)%
Cases	(10.0)%
Net revenue per case	4.9%

Joint Ventures with Health System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not-for-profit health system partner. Accordingly, as of December 31, 2020, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Year Ended December 31, 2020
Facilities:
With a health system partner	222
Without a health system partner	174
Total facilities operated	396
Change from December 31, 2019:
Acquisitions	55
De novo	3
Dispositions/Mergers	(8)
Total increase in number of facilities operated	50

During the year ended December 31, 2020, we acquired controlling interests in 52 ASCs in Arizona, Colorado, Florida, Indiana, Louisiana, Maryland, Missouri, New Hampshire, Ohio, Tennessee, Texas, Washington and Wisconsin, 45 of which were acquired in December 2020, as well as one imaging center in Texas. We paid cash totaling approximately $1.2 billion for these acquisitions. Of these 53 newly acquired outpatient centers, one is jointly owned with a health system partner, four are jointly owned with a health system partner and local physicians, and 48 are jointly owned with local physicians only. We also opened two new ASCs and one urgent care center, closed two ASCs and deconsolidated one ASC during the year ended December 31, 2020.

During the year ended December 31, 2020, we acquired noncontrolling interests in one surgical hospital and one ASC, both of which are located in California. We paid cash totaling approximately $24 million for these ownership interests. Each of these facilities is jointly owned with local physicians and health system partners.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2020, we invested approximately $1 million in such transactions.

Conifer Segment

Our Conifer segment generated net operating revenues of $1.306 billion and $1.372 billion during the years ended December 31, 2020 and 2019, respectively, a portion of which was eliminated in consolidation as described in Note 23 to the accompanying Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $21 million, or 2.6%, for the year ended December 31, 2020 compared to the 2019 period. Conifer’s net operating revenues were negatively impacted by the unfavorable downstream impact of the COVID-19 pandemic on its clients’ patient volumes, as well as attrition due to planned hospital divestitures by its clients.

Salaries, wages and benefits expense for Conifer decreased $54 million, or 7.4%, in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to cost savings realized through our Global Business Center. Salaries, wages and benefits expense for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $2 million and $1 million, respectively.

Other operating expenses for Conifer increased $8 million, or 3.1%, in the year ended December 31, 2020 compared to the year ended December 31, 2019.

Agreements document the current terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations segment provides to Conifer; however, execution of a restructured long-term services agreement between Conifer and Tenet is a condition to completion of the proposed spin-off. Conifer’s contract with Tenet represented 40.4% of the net operating revenues Conifer recognized in the year ended December 31, 2020.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the year ended December 31, 2020, we recorded impairment and restructuring charges and acquisition-related costs of $290 million, consisting of $92 million of impairment charges, $184 million of restructuring charges and $14 million of acquisition-related costs. Impairment charges included $76 million for the write-down of hospital buildings to their estimated fair values in one of our markets, which assets are part of our Hospital Operations segment. Material adverse trends in our recent estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of the hospitals’ assets held and used for which impairment charges were recorded was $483 million at December 31, 2020. We also recorded $16 million of other impairment charges. Restructuring charges consisted of $65 million of employee severance costs, $50 million related to the transitioning of various administrative functions to our Global Business Center, $23 million of charges due to the termination of the USPI management equity plan, $14 million of contract and lease termination fees, and $32 million of other restructuring costs. Acquisition-related costs consisted of $14 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the year ended December 31, 2020 were comprised of $187 million from our Hospital Operations segment, $57 million from our Ambulatory Care segment and $46 million from our Conifer segment.

During the year ended December 31, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $185 million, consisting of $42 million of impairment charges, $137 million of restructuring charges and $6 million of acquisition-related costs. Impairment charges consisted of $26 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Memphis-area facilities and $16 million of other impairment charges. Restructuring charges consisted of $57 million of employee severance costs, $28 million related to the transitioning of various administrative functions to our Global Business Center, $6 million of contract and lease termination fees, and $46 million of other restructuring costs. Acquisition-related costs consisted of $6 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the year ended December 31, 2019 were comprised of $111 million from our Hospital Operations segment, $18 million from our Ambulatory Care segment and $56 million from our Conifer segment.

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

Litigation and Investigation Costs

Litigation and investigation costs for the years ended December 31, 2020 and 2019 were $44 million and $141 million, respectively, primarily related to costs associated with significant legal proceedings and governmental investigations. The costs in the 2019 period include accruals for a now-resolved matter described in Note 17 to the accompanying Consolidated Financial Statements.

Net Gains (Losses) on Sales, Consolidation and Deconsolidation of Facilities

During the year ended December 31, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of $14 million, primarily comprised of aggregate gains of $15 million related to consolidation changes of certain USPI businesses due to ownership changes and a gain of $7 million related to post-closing adjustments on the 2017 sale of facilities in the Houston area, partially offset by a loss of $5 million related to post-closing adjustments on the 2019 sale of three of our hospitals in the Chicago area and a loss of $3 million related to post-closing adjustments on the 2018 sale of MacNeal Hospital.

During the year ended December 31, 2019, we recorded net losses on sales, consolidation and deconsolidation of facilities of $15 million, primarily comprised of a $14 million loss on the sale of three of our hospitals in the Chicago area, as well as other operations affiliated with the hospitals.

Interest Expense

Interest expense for the year ended December 31, 2020 was $1.003 billion compared to $985 million for the year ended December 31, 2019.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt was $316 million for the year ended December 31, 2020. This loss consisted of aggregate losses of $320 million related to the debt redemption and purchase transactions described in Note 8 to the accompanying Consolidated Financial Statements, partially offset by $4 million of gains on the extinguishment of mortgage notes.

Loss from early extinguishment of debt was $227 million for the year ended December 31, 2019, consisting of losses related to the debt redemption transactions described in Note 8 to the accompanying Consolidated Financial Statements.

Income Tax Expense

During the year ended December 31, 2020, we recorded an income tax benefit of $97 million in continuing operations on pre-tax income of $671 million compared to income tax expense of $160 million in continuing operations on pre-tax income of $320 million during the year ended December 31, 2019. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Years Ended December 31,
	2020	2019
Tax expense at statutory federal rate of 21%	$141	$67
State income taxes, net of federal income tax benefit	33	21
Expired state net operating losses, net of federal income tax benefit	1	2
Tax attributable to noncontrolling interests	(75)	(79)
Nondeductible goodwill	—	4
Nondeductible executive compensation	6	6
Nondeductible litigation costs	—	7
Expired charitable contribution carryforward	1	8
Stock-based compensation tax deficiencies (benefits)	(2)	4
Changes in valuation allowance	(226)	133
Change in tax contingency reserves, including interest	—	(14)
Prior-year provision to return adjustments and other changes in deferred taxes	14	(3)
Other items	10	4
Income tax expense (benefit)	$(97)	$160

As a result of the change in the business interest expense disallowance rules under the CARES Act, we recorded an income tax benefit of $88 million during the year ended December 31, 2020 to decrease the valuation allowance for interest expense and carryforwards due to the additional deduction of interest expense. In September 2020, we filed an application with the Internal Revenue Services (“IRS”) to change our method of accounting for certain capitalized costs on our 2019 tax return. This change in tax accounting method resulted in additional interest expense being allowed on our 2019 and 2020 tax returns. We reduced our valuation allowance by an additional $126 million in the year ended December 31, 2020 related to the change in tax accounting method. Charitable contribution carryforward and state valuation allowance changes resulted in an additional $12 million decrease for the year ended December 31, 2020.

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $369 million for the year ended December 31, 2020 compared to $386 million for the year ended December 31, 2019. Net income available to noncontrolling interests in the 2020 period was comprised of $322 million of income related to our Ambulatory Care segment and $66 million of income related to our Conifer segment, partially offset by a $19 million loss related to our Hospital Operations segment. Of the portion related to our Ambulatory Care segment, $12 million of income was related to the minority interests in USPI.

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

“Adjusted EBITDA” is a non-GAAP measure we define as net income available (loss attributable) to Tenet Healthcare Corporation common shareholders before (1) the cumulative effect of changes in accounting principle, (2) net loss attributable (income available) to noncontrolling interests, (3) income (loss) from discontinued operations, net of tax (4) income tax benefit (expense), (5) gain (loss) from early extinguishment of debt, (6) other non-operating income (expense), net, (7) interest expense, (8) litigation and investigation (costs) benefit, net of insurance recoveries, (9) net gains (losses) on sales, consolidation and deconsolidation of facilities, (10) impairment and restructuring charges and acquisition-related costs, (11) depreciation and amortization, and (12) income (loss) from divested and closed businesses (i.e., our health plan businesses). Litigation and investigation costs do not include ordinary course of business malpractice and other litigation and related expense.

We believe the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information about our financial performance. Investors, analysts, company management and our board of directors utilize this non-GAAP measure, in addition to GAAP measures, to track our financial and operating performance and compare that performance to peer companies, which utilize similar non-GAAP measures in their presentations. The human resources committee of our board of directors also uses certain non-GAAP measures to evaluate management’s performance for the purpose of determining incentive compensation. We believe that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to GAAP and other non-GAAP measures, as factors in determining the estimated fair value of shares of our common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. We do not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. The non-GAAP Adjusted EBITDA measure we utilize may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The following table shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$399	$(215)
Less: Net income available to noncontrolling interests	(369)	(386)
Income from discontinued operations, net of tax	—	11
Income from continuing operations	768	160
Income tax benefit (expense)	97	(160)
Loss from early extinguishment of debt	(316)	(227)
Other non-operating income (expense), net	1	(5)
Interest expense	(1,003)	(985)
Operating income	1,989	1,537
Litigation and investigation costs	(44)	(141)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	14	(15)
Impairment and restructuring charges, and acquisition-related costs	(290)	(185)
Depreciation and amortization	(857)	(850)
Income (loss) from divested and closed businesses	20	(2)
Adjusted EBITDA	$3,146	$2,730

Net operating revenues	$17,640	$18,479
Less: Net operating revenues from health plans	21	1
Adjusted net operating revenues	$17,619	$18,478

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.3%	(1.2)%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	17.9%	14.8%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

A discussion of the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 prior to the recast to reflect retrospective application of a change in accounting principle can be found in our Annual Report on Form 10-K for the year ended December 31, 2019. The impact of the recast on our results for prior periods is described in Note 1 to the accompanying Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2020:

	Total	Years Ended December 31,					Later Years
		2021	2022	2023	2024	2025
	(In Millions)
Long-term debt(1)	$20,557	$910	$916	$2,717	$3,239	$3,177	$9,598
Finance lease obligations(1)	342	133	73	29	11	9	87
Long-term non-cancelable operating leases(1)	1,487	231	212	191	168	141	544
Medicare accelerated payment program(2)	1,505	603	902	—	—	—	—
Standby letters of credit	88	88	—	—	—	—	—
Guarantees(3)	222	116	42	11	8	7	38
Asset retirement obligations	166	—	—	—	—	—	166
Academic affiliation agreements(4)	82	43	33	6	—	—	—
Tax liabilities	5	—	—	—	—	—	5
Defined benefit plan obligations	544	63	23	23	23	23	389
Information technology contract services	788	242	214	203	119	2	8
Purchase orders	318	318	—	—	—	—	—
Total(4)	$26,104	$2,747	$2,415	$3,180	$3,568	$3,359	$10,835

(1)Includes interest through maturity date/lease termination.
(2)Includes $113 million of Medicare accelerated payments received by our unconsolidated affiliates for whom we provide cash management services.
(3)Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.
(4)These agreements contain various rights and termination provisions.
(5)Professional liability and workers’ compensation reserves, and our obligations under the Baylor Put/Call Agreement, as defined and described in Note 18 to our Consolidated Financial Statements, have been excluded from the table. At December 31, 2020, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were $243 million and $735 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were $40 million and $117 million, respectively. Redeemable noncontrolling interests in USPI that are subject to the Baylor Put/Call Agreement totaled $226 million at December 31, 2020.

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

We consummated the following transactions affecting our long-term commitments in the year ended December 31, 2020:

•On September 16, 2020, we sold $2.500 billion aggregate principal amount of6.125% senior notes, which will mature on October 1, 2028 (the “2028 Senior Notes”). We will pay interest on the 2028 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. The proceeds from the sale of the 2028 Senior Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $2.556 billion aggregate principal amount then outstanding of our 8.125% senior unsecured notes due 2022 (the “2022 Senior Notes”) for approximately $2.843 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $305 million in the three months ended September 30, 2020, primarily related to the difference between the purchase price and the par value of the 2022 Senior Notes, as well as the write-off of associated unamortized issuance costs.

•In August and July 2020, we purchased approximately $109 million aggregate principal amount of our 2022 Senior Notes for approximately $114 million. In connection with the purchases, we recorded losses from early extinguishment of debt totaling $7 million in the three months ended September 30, 2020, primarily related to the differences between the purchase prices and the par values of the 2022 Senior Notes, as well as the write-offs of associated unamortized issuance costs.

•In June 2020, we purchased approximately $135 million aggregate principal amount of our 2022 Senior Notes for approximately $142 million. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $8 million in the three months ended June 30, 2020, primarily related to the difference between the purchase price and the par value of the 2022 Senior Notes, as well as the write-off of associated unamortized issuance costs.

•On June 16, 2020, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on June 15, 2028 (the “2028 Senior Secured First Lien Notes”). We will pay interest on the 2028 Senior Secured First Lien Notes semi-annually in arrears on June 15 and December 15 of each year, which payments commenced on December 15, 2020.

•On April 7, 2020, we sold $700 million aggregate principal amount of 7.500% senior secured first lien notes, which will mature on April 1, 2025 (the “2025 Senior Secured First Lien Notes”). We will pay interest on the 2025 Senior Secured First Lien Notes semi-annually in arrears on April 1 and October 1 of each year, which payments commenced on October 1, 2020. A portion of the proceeds from the sale of the 2025 Senior Secured First Lien Notes was used, after payment of fees and expenses, to repay the $500 million aggregate principal amount of borrowings outstanding under our Credit Agreement as of March 31, 2020.

At December 31, 2020, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.22x. This ratio at December 31, 2020 was temporarily impacted by the increase in cash received from advances from Medicare. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long-term objective to manage our capital structure, we may seek to retire, purchase, redeem or refinance some of our outstanding debt or issue equity or convertible securities, in each case subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $540 million, $670 million and $617 million in the years ended December 31, 2020, 2019 and 2018, respectively. We had initially anticipated higher capital expenditures in 2020 than we had in 2019, but we later decided to reduce planned 2020 capital expenditures in response to the COVID-19 pandemic. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2021 will total approximately $700 million to $750 million, including $93 million that was accrued as a liability at December 31, 2020. We have initiated construction on a new 100-bed acute care hospital in Fort Mill, South Carolina. The general contractor mobilized in December 2020, completing all pre-construction conditions of the certificate of need approval. Our plans have been submitted to and approved by the South Carolina Department of Health and Environment Control. The project is currently on schedule for completion in the third quarter of 2022, and we expect it to cost approximately $150 million over the construction period.

Interest payments, net of capitalized interest, were $962 million, $946 million and $976 million in the years ended December 31, 2020, 2019 and 2018, respectively. For the year ending December 31, 2021, we expect annual interest payments to be approximately $920 million to $930 million.

Income tax payments, net of tax refunds, were $12 million in both of the years ended December 31, 2020 and 2019 and $25 million in the year ended December 31, 2018. At December 31, 2020, our carryforwards available to offset future taxable income consisted of (1) federal NOL carryforwards of approximately $2.367 billion pre-tax, $1.126 billion of which expires in 2021 to 2034 and $1.241 billion of which has no expiration date, (2) general business credit carryforwards of approximately $25 million expiring in 2023 through 2039, (3) charitable contribution carryforwards of approximately $195 million expiring in 2021 through 2025 and (4) state NOL carryforwards of $3.728 billion expiring in 2021 through 2040 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $61 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

Periodic examinations of our tax returns by the IRS or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2016 remain subject to audit by the IRS.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2020 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. During 2020, we also received supplemental funds from Medicare and from federal, state and local grants pursuant to legislation designed to mitigate the disruptive effects of the COVID-19 pandemic. We had $2.446 billion of cash and cash equivalents on hand at December 31, 2020 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.900 billion based on our borrowing base calculation at December 31, 2020.

When operating under normal conditions, our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $3.407 billion for the year ended December 31, 2020 compared to $1.233 billion for the year ended December 31, 2019. Key factors contributing to the change between the 2020 and 2019 periods include the following:

•Approximately $1.4 billion of cash advances received from Medicare pursuant to COVID-19 stimulus legislation;

•$900 million of cash received from federal, state and local grants, including the Provider Relief Fund;

•A $260 million deferral of our payroll tax match in 2020 pursuant to COVID-19 stimulus legislation;

•Decreased cash receipts of $81 million related to supplemental Medicaid programs in California and Texas;

•Higher interest payments of $16 million in the 2020 period;

•An increase of $141 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•The timing of other working capital items.

Net cash used in investing activities was $1.608 billion for the year ended December 31, 2020 compared to $619 million for the year ended December 31, 2019. The 2020 amount included an increase in investments for purchases of businesses or joint venture interests of $1.152 billion, primarily due to the acquisition of controlling interests in 45 ASCs in December 2020. The 2019 period included proceeds from sales of facilities and other assets of $63 million primarily from the sale of three hospitals and hospital-affiliated operations in the Chicago area. Additionally, capital expenditures decreased from $670 million in 2019 to $540 million in 2020, reflecting our decision to reduce planned capital expenditures in response to the COVID-19 pandemic.

Net cash provided by financing activities was $385 million for the year ended December 31, 2020 compared to net cash used in financing activities of $763 million for the year ended December 31, 2019. The 2020 amount included proceeds from the issuance of $2.5 billion aggregate principal amount of our 2028 Senior Notes, $700 million aggregate principal amount of our 2025 Senior Secured First Lien Notes and $600 million aggregate principal amount of our 2028 Senior Secured First Lien Notes. The 2020 amount also included $3.1 billion of payments for our redemption and purchase of $2.8 billion aggregate principal amount of our outstanding 2022 Senior Notes, $113 million of cash advances from Medicare and $74 million of stimulus grants received by our Ambulatory Care segment’s non-consolidated affiliates. In 2019, we sold a total of $5.7 billion aggregate principal amount of notes. The proceeds from the sales of those notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our senior secured revolving credit facility, to fund the redemptions of a total of $5.7 billion aggregate principal amount of notes. The 2019 amount also included $70 million of cash paid for debt issuance costs related to these transactions. For additional information regarding our long-term debt, see Note 8 to the accompanying Consolidated Financial Statements.

We have several structured payables arrangements that are a part of our strategy to make our procurement processes more efficient and cost effective. At December 31, 2020, we were paying approximately 3,750 vendors under these programs, with an annual charge volume of approximately $844 million. We do not expect these programs to result in any significant changes to our liquidity.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement. We amended the credit agreement for our senior secured revolving credit facility in April 2020 (as amended, the “Credit Agreement”) to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.5 billion to $1.9 billion, subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In addition to revolving loans, our senior secured revolving credit facility provides a $200 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of September 12, 2024, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments. At December 31, 2020, we were in compliance with all covenants and conditions in our Credit Agreement. At December 31, 2020, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.9 billion was available for borrowing under the Credit Agreement at December 31, 2020.

Letter of Credit Facility. In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. In July 2020, we further amended the LC Facility to increase the maximum secured debt covenant from 4.00 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ending March 31, 2021, which maximum ratio will step down on a quarterly basis through the quarter ending December 31, 2021. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At December 31, 2020, we were in compliance with all covenants and conditions in our LC Facility. At December 31, 2020, we had $88 million of standby letters of credit outstanding under the LC Facility.

Senior Secured and Senior Unsecured Note Refinancing Transactions. In 2020, we sold $2.5 billion aggregate principal amount of our 2028 Senior Notes, $700 million aggregate principal amount of our 2025 Senior Secured First Lien Notes and $600 million aggregate principal amount of our 2028 Senior Secured First Lien Notes. The proceeds from the sales of these notes were used, after payment of fees and expenses, together with cash on hand, to fund the redemptions of a total $3.1 billion of payments for our redemption and purchase of $2.8 billion aggregate principal amount of our outstanding 2022 Senior Notes and to repay outstanding borrowings under the Credit Agreement.

LIQUIDITY

Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

While demand for our services is expected to further rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the pandemic. In 2020, we sold $2.500 billion aggregate principal amount of our 2028 Senior Notes, $700 million aggregate principal amount of our 2025 Senior Secured First Lien Notes and $600 million aggregate principal amount of our 2028 Senior Secured First Lien Notes. The net proceeds from these issuances was used to redeem and purchase $2.8 billion aggregate principal amount of our outstanding 2022 Senior Notes and to repay borrowings outstanding under our Credit Agreement.

In addition, we amended our Credit Agreement in April 2020 to increase our borrowing availability and make certain changes with respect to the calculation of our borrowing base. We also reduced our planned capital expenditures for 2020 by approximately 25%. Furthermore, we decreased our employee headcount throughout the organization, and we deferred certain operating expenses that were not expected to impact our response to the COVID-19 pandemic. In addition, we reduced certain variable costs across the enterprise. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID-19 pandemic. As more fully described under “Sources of Revenue for Our Hospital Operations Segment – Government Programs” above:

•The Medicare FFS accelerated and advanced payment program has been expanded. Through December 31, 2020, our hospitals and other providers applied for and received approximately $1.5 billion of accelerated payments. We expect to repay these advances within the allocated recoupment period.

•Beginning March 27, 2020, all employers were permitted to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. During the year ended December 31, 2020, we deferred Social Security tax payments totaling $275 million pursuant to this CARES Act provision.

•To address the fiscal burdens on healthcare providers created by the COVID-19 public health emergency, the CARES Act and the PPP Act authorized $178 billion for the Provider Relief Fund. In the year ended December 31, 2020, we received cash payments of $974 million due to federal, state and local grants, including the PRF. Payments from the PRF are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-related costs as defined by HHS, and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. As previously noted, HHS guidance related to grant funds is still evolving and subject to change.

•Effective May 1, 2020 through March 31, 2021, the 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers is suspended and is scheduled to resume effective April 2021. The impact of this change on our operations was an increase of approximately $67 million of revenues in 2020.

•The CARES Act eliminated the scheduled nationwide reduction of $4 billion in federal Medicaid DSH allotments in FFY 2020 mandated by the Affordable Care Act and decreased the FFY 2021 DSH reduction from $8 billion to $4 billion effective December 1, 2020. Later COVID Acts eliminated the FFY 2021 DSH reduction entirely and delayed the remaining DSH reductions until FFY 2024.

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments, as well as cash disbursements required to respond to the COVID-19 pandemic. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future will cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement, anticipated future cash provided by our operating activities and possible additional government relief packages should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements and other presently known operating needs.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section and the Risk Factors section in Part I of this report, including any costs associated with legal proceedings and government investigations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $186 million of standby letters of credit outstanding and guarantees at December 31, 2020.

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

Our critical accounting estimates cover the following areas:

•Recognition of net operating revenues, including contractual allowances and implicit price concessions;

•Accruals for general and professional liability risks;

•Impairment of long-lived assets;

•Impairment of goodwill; and

•Accounting for income taxes.

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

Revenues under the traditional FFS Medicare and Medicaid programs are based primarily on prospective payment systems. Retrospectively determined cost-based revenues under these programs, which were more prevalent in earlier periods, and certain other payments, such as IME, DGME, DSH and bad debt expense reimbursement, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates we record could change by material amounts.

We have a system and estimation process for recording Medicare net patient service revenue and estimated cost report settlements. As a result, we record accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2020, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $17 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

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

Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at December 31, 2020, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $9 million.

ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. We maintain reserves, which are based on modeled estimates for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage. Our liability consists of estimates established based upon calculations using several factors, including the number of expected claims, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience and the timing of historical payments. We consider the number of expected claims and average cost per claim to be the most significant assumptions in estimating accruals for general and professional liabilities. Our liabilities are adjusted for new claims information in the period such information becomes known. Malpractice expense is recorded within other operating expenses in the accompanying Consolidated Statements of Operations. As described in Note 1 to the accompanying Consolidated Financial Statements, in the three months ended March 31, 2020, we changed our method of accounting for our estimated professional and general liability claims, as well as other claims-related liabilities. Under the new method of accounting, the liabilities are reported on an undiscounted basis whereas, previously, the liabilities were reported on a discounted basis. Accordingly, our financial statements and corresponding disclosures for the respective prior periods have been recast to reflect retrospective application of the change in accounting principle.

Our estimated reserves for professional and general liability claims will change significantly if future trends differ from projected trends. We believe it is reasonably likely for there to be a 500 basis point increase or decrease in our frequency or severity trend. Based on our reserves and other information at December 31, 2020, a 500 basis point increase in our frequency trend would increase the estimated reserves by $41 million, and a 500 basis point decrease in our frequency trend would decrease the estimated reserves by $32 million. A 500 basis point increase in our severity trend would increase the estimated reserves by $182 million, and a 500 basis point decrease in our severity trend would decrease the estimated reserves by $137 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Case reserves	$273	$212
Incurred but not reported and loss development reserves	705	753
Total undiscounted reserves	$978	$965

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

Malpractice claims generally take up to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of reserves at December 31, 2020 and 2019 representing unsettled claims was approximately 99% and 97%, respectively.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2020	2019
Accrual for professional and general liability claims, beginning of the year	$965	$951
Less losses recoverable from re-insurance and excess insurance carriers	(86)	(31)
Expense related to:(1)
Current year	195	193
Prior years	120	155
Total incurred loss and loss expense	315	348
Paid claims and expenses related to:
Current year	(3)	(8)
Prior years	(263)	(381)
Total paid claims and expenses	(266)	(389)
Plus losses recoverable from re-insurance and excess insurance carriers	50	86
Accrual for professional and general liability claims, end of year	$978	$965

(1)Total malpractice expense for continuing operations, including premiums for insured coverage and recoveries from third parties, was $320 million and $356 million in the years ended December 31, 2020 and 2019, respectively.

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

Fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the following risks:

•future financial results of our hospitals, which can be impacted by volumes of insured patients and declines in commercial managed care patients, terms of managed care payer arrangements, our ability to collect amounts due from uninsured and managed care payers, loss of volumes as a result of competition, and our ability to manage costs such as labor costs, which can be adversely impacted by union activity and the shortage of experienced nurses;

•changes in payments from governmental healthcare programs and in government regulations such as reductions to Medicare and Medicaid payment rates resulting from government legislation or rule-making or from budgetary challenges of states in which we operate;

•how the hospitals are operated in the future; and

•the nature of the ultimate disposition of the assets.

During the year ended December 31, 2020, we recorded $92 million of impairment charges, consisting of $76 million to write-down hospital buildings located in one of our Hospital Operations segment’s markets to their estimated fair values and $16 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2020, $79 million related to our Hospital Operations segment, $12 million related to our Ambulatory Care segment, and $1 million related to our Conifer segment.

During the year ended December 31, 2019, we recorded $42 million of impairment charges, consisting of $26 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Memphis-area facilities and $16 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2019, $31 million related to our Hospital Operations segment, $6 million related to our Ambulatory Care segment, and $5 million related to our Conifer segment.

In our most recent impairment analysis as of December 31, 2020, we had one asset group, including three hospitals and related operations, with an aggregate carrying value of long-lived assets of $151 million whose estimated undiscounted future cash flows exceeded the carrying value of long-lived assets by approximately 160%. The estimated undiscounted future cash flows of these long-lived asset groups may not be considered to be substantially in excess of cash flows necessary to recover the carrying values of their long-lived assets. Future adverse trends that necessitate changes in the estimates of undiscounted future cash flows could result in the estimated undiscounted future cash flows being less than the carrying values of the long‑lived assets, which would require a fair value assessment, and if the fair value amount is less than the carrying value of the long‑lived assets, material impairment charges could result.

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

At December 31, 2020, our continuing operations consisted of three reportable segments, Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis. We completed our annual impairment tests for goodwill as of October 1, 2020.

The allocated goodwill balance related to our Hospital Operations segment totals $2.945 billion. For the Hospital Operations segment, we performed a qualitative analysis and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value. Factors considered in the analysis included recent and estimated future operating trends.

The allocated goodwill balance related to our Ambulatory Care segment totals $5.258 billion. For the Ambulatory Care segment, we performed a qualitative analysis and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value. Factors considered in the analysis included recent and estimated future operating trends.

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

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

•Cumulative profits/losses in recent years, adjusted for certain nonrecurring items;

•Income/losses expected in future years;

•Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

•The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits; and

•The carryforward period associated with the deferred tax assets and liabilities.

During the year ended December 31, 2020, the valuation allowance decreased by $226 million, including a decrease of $211 million due to limitations on the tax deductibility of interest expense, a decrease of $1 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and a decrease of $14 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2020 was $55 million. During the year ended December 31, 2019, the valuation allowance increased by $133 million, including an increase of $130 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $5 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2019 was $281 million. Deferred tax assets relating to interest expense limitations under Internal Revenue Code Section 163(j) have a full valuation allowance because the interest expense carryovers are not expected to be utilized in the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at December 31, 2020. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$145	$100	$1,925	$2,494	$2,607	$8,624	$15,895	$16,605
Average effective interest rates	4.5%	5.2%	7.3%	4.9%	6.4%	5.8%	5.9%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2020. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2020.

As more fully described in Note 22 to the consolidated Financial Statements, in December 2020, subsidiaries of USPI Holding Company, Inc., in which we own 95% of the voting common stock, acquired interests in 45 ambulatory surgery centers (“SCD Centers”). We have excluded all of the SCD Centers’ operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The SCD Centers represent approximately 6% of total assets and less than 1% of net operating revenues of our consolidated financial statement amounts for the year ended December 31, 2020. We expect that our internal control system will be fully implemented at our SCD Centers during 2021 and correspondingly evaluated by us for effectiveness.

Tenet’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2020, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ RONALD A. RITTENMEYER	/s/ DANIEL J. CANCELMI
Ronald A. Rittenmeyer	Daniel J. Cancelmi
Executive Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 19, 2021	February 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tenet Healthcare Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020 of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.

As described in Item 8, Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at 45 ambulatory surgery centers (“SCD Centers”), which were acquired in December 2020, which constitute approximately 6% of consolidated total assets and less than 1% of consolidated net operating revenues as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at the SCD Centers.

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
February 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tenet Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accounts Receivable and Net Operating Revenues— Refer to Notes 1, 3 and 15 to the financial statements

Critical Audit Matter Description

Management reports net patient service revenues and accounts receivable at the amounts that reflect the consideration to which they expect to be entitled for providing patient care. As of and for the year ended December 31, 2020, the balances for accounts receivable and net patient service revenues are $2,690 million and $15,690 million, respectively. This transaction price is based on gross charges for services provided, reduced by contractual adjustments provided to third-party payers, discounts provided to uninsured patients in accordance with the Company’s Compact with Uninsured Patients, and implicit price concessions provided primarily to uninsured patients. The implicit price concessions are estimates developed by management based on their historical collection experience with these classes of patients using a portfolio approach.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the implicit price concessions used to determine the value of net patient service revenues and accounts receivable included the following, among others:

•We tested the effectiveness of controls over net patient service revenues and the valuation of accounts receivable, including those over the historical collections data and management’s analysis of their historical collection experience and judgments applied to develop their assumptions for implicit price concessions.

•We evaluated the methods and assumptions used by management to estimate the implicit price concessions by:

◦Testing the underlying data that served as the basis for the implicit price concession rates developed by management, including the historical collections data within the classes of patients, to evaluate whether the inputs to management’s estimate were reasonable.

◦Comparing management’s prior-year expectation to actual amounts recorded during the current year.

•We developed an independent estimate using historical collection data for each class of patients. We then compared the result to the implicit price concession estimate developed by management to evaluate the reasonableness of accounts receivable and revenues.

Property and Professional and General Liability Insurance – Professional and General Liability Reserves — Refer to Notes 1 and 16 to the financial statements

Critical Audit Matter Description

Management records an accrual for the portion of their professional and general liability risks, including incurred but not reported claims, for which they are self-insured and that are probable and can be reasonably estimated. As of December 31, 2020, the accrual for professional and general liability is $978 million. This accrual is estimated based on internal and third-party modeled estimates of projected payments using case-specific facts and circumstances and the Company’s historical claim loss reporting, claim development and settlement patterns, reported and closed claim counts, and a variety of hospital census information.

Given the subjectivity of estimating the projected liability of reported and unreported claims, auditing the professional and general liability reserves involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the professional and general liability reserves included the following, among others:

•We tested the effectiveness of controls related to the professional and general liability reserves, including those over the estimation of the projected liability of reported and unreported claims.

•We evaluated the data used by management to estimate the professional and general liability reserves by:

◦Testing the underlying data that served as the basis for the internal and third-party actuarial analyses, including historical claims, to evaluate that the inputs to the actuarial estimates were reasonable.

◦Comparing management’s prior-year recorded balance to actual losses incurred during the current year.

With the assistance of our internal actuarial specialists, we developed an independent range of estimates of the professional and general liability reserves, using loss data, historical and industry claim development factors, among other factors, and compared our estimates to management’s estimates.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 19, 2021

We have served as the Company’s auditor since 2007.

CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,446	$262
Accounts receivable	2,690	2,743
Inventories of supplies, at cost	368	310
Income tax receivable	1	10
Assets held for sale	140	387
Other current assets	1,502	1,369
Total current assets	7,147	5,081
Investments and other assets	2,534	2,369
Deferred income taxes	325	183
Property and equipment, at cost, less accumulated depreciation and amortization ($6,043 at December 31, 2020 and $5,498 at December 31, 2019)	6,692	6,878
Goodwill	8,808	7,252
Other intangible assets, at cost, less accumulated amortization ($1,284 at December 31, 2020 and $1,092 at December 31, 2019)	1,600	1,602
Total assets	$27,106	$23,365
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$145	$171
Accounts payable	1,207	1,204
Accrued compensation and benefits	942	877
Professional and general liability reserves	243	330
Accrued interest payable	248	245
Liabilities held for sale	70	44
Contract liabilities	659	61
Other current liabilities	1,333	1,273
Total current liabilities	4,847	4,205
Long-term debt, net of current portion	15,574	14,580
Professional and general liability reserves	735	635
Defined benefit plan obligations	497	560
Deferred income taxes	29	27
Contract liabilities – long-term	918	18
Other long-term liabilities	1,617	1,397
Total liabilities	24,217	21,422
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,952	1,506
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 154,407,524 shares issued at December 31, 2020 and 152,540,815 shares issued at December 31, 2019	7	7
Additional paid-in capital	4,844	4,760
Accumulated other comprehensive loss	(281)	(257)
Accumulated deficit	(2,128)	(2,513)
Common stock in treasury, at cost, 48,337,947 shares at December 31, 2020 and 48,344,195 shares at December 31, 2019	(2,414)	(2,414)
Total shareholders’ equity (deficit)	28	(417)
Noncontrolling interests	909	854
Total equity	937	437
Total liabilities and equity	$27,106	$23,365

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2020	2019	2018
Net operating revenues	$17,640	$18,479	$18,313
Grant income	882	—	—
Equity in earnings of unconsolidated affiliates	169	175	150
Operating expenses:
Salaries, wages and benefits	8,418	8,698	8,633
Supplies	2,982	3,057	3,004
Other operating expenses, net	4,125	4,171	4,267
Depreciation and amortization	857	850	802
Impairment and restructuring charges, and acquisition-related costs	290	185	209
Litigation and investigation costs	44	141	38
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(14)	15	(127)
Operating income	1,989	1,537	1,637
Interest expense	(1,003)	(985)	(1,004)
Other non-operating income (expense), net	1	(5)	(5)
Gain (loss) from early extinguishment of debt	(316)	(227)	1
Income from continuing operations, before income taxes	671	320	629
Income tax benefit (expense)	97	(160)	(173)
Income from continuing operations, before discontinued operations	768	160	456
Discontinued operations:
Income from operations	—	15	4
Income tax expense	—	(4)	(1)
Income from discontinued operations	—	11	3
Net income	768	171	459
Less: Net income available to noncontrolling interests	369	386	355
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$399	$(215)	$104
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$399	$(226)	$101
Income from discontinued operations, net of tax	—	11	3
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$399	$(215)	$104
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$3.80	$(2.19)	$0.99
Discontinued operations	—	0.11	0.03
	$3.80	$(2.08)	$1.02
Diluted
Continuing operations	$3.75	$(2.19)	$0.97
Discontinued operations	—	0.11	0.03
	$3.75	$(2.08)	$1.00
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	105,010	103,398	102,110
Diluted	106,263	103,398	103,881

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Dollars in Millions

	Years Ended December 31,
	2020	2019	2018
Net income	$768	$171	$459
Other comprehensive income (loss):
Adjustments for defined benefit plans	(41)	(52)	(29)
Amortization of net actuarial loss included in other non-operating expense, net	9	10	14
Unrealized gains on debt securities held as available-for-sale	1	—	—
Sale of foreign subsidiary	—	—	37
Foreign currency translation adjustments	—	—	(4)
Other comprehensive income (loss) before income taxes	(31)	(42)	18
Income tax benefit related to items of other comprehensive income (loss)	7	8	6
Total other comprehensive income (loss), net of tax	(24)	(34)	24
Comprehensive net income	744	137	483
Less: Comprehensive income available to noncontrolling interests	369	386	355
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$375	$(249)	$128

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Dollars in Millions,
Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2017	100,972	$7	$4,859	$(204)	$(2,446)	$(2,419)	$686	$483
Net income	—	—	—	—	104	—	165	269
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(148)	(148)
Other comprehensive income	—	—	—	24	—	—	—	24
Accretion of redeemable noncontrolling interests	—	—	(173)	—	—	—	—	(173)
Purchases of businesses and noncontrolling interests, net	—	—	3	—	—	—	103	106
Cumulative effect of accounting change	—	—	—	(43)	43	—	—	—
Stock-based compensation expense, tax benefit and issuance of common stock	1,565	—	58	—	—	5	—	63
Balances at December 31, 2018	102,537	7	4,747	(223)	(2,299)	(2,414)	806	624
Net income (loss)	—	—	—	—	(215)	—	194	(21)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(162)	(162)
Other comprehensive loss	—	—	—	(34)	—	—	—	(34)
Accretion of redeemable noncontrolling interests	—	—	(18)	—	—	—	—	(18)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(7)	—	—	—	16	9
Cumulative effect of accounting change	—	—	—	—	1	—	—	1
Stock-based compensation expense, tax benefit and issuance of common stock	1,660	—	38	—	—	—	—	38
Balances at December 31, 2019	104,197	7	4,760	(257)	(2,513)	(2,414)	854	437
Net income	—	—	—	—	399	—	183	582
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(152)	(152)
Other comprehensive loss	—	—	—	(24)	—	—	—	(24)
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests, net	—	—	27	—	—	—	24	51
Cumulative effect of accounting change	—	—	—	—	(14)	—	—	(14)
Stock-based compensation expense, tax benefit and issuance of common stock	1,873	—	61	—	—	—	—	61
Balances at December 31, 2020	106,070	$7	$4,844	$(281)	$(2,128)	$(2,414)	$909	$937

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Years Ended December 31,
	2020	2019	2018
Net income	$768	$171	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	857	850	802
Deferred income tax (benefit) expense	(128)	144	147
Stock-based compensation expense	44	42	46
Impairment and restructuring charges, and acquisition-related costs	290	185	209
Litigation and investigation costs	44	141	38
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(14)	15	(127)
Loss (gain) from early extinguishment of debt	316	227	(1)
Equity in earnings of unconsolidated affiliates, net of distributions received	(37)	(32)	(12)
Amortization of debt discount and debt issuance costs	38	35	45
Pre-tax income from discontinued operations	—	(15)	(4)
Other items, net	(29)	(15)	(21)
Changes in cash from operating assets and liabilities:
Accounts receivable	195	(247)	(134)
Inventories and other current assets	(145)	(94)	17
Income taxes	19	8	(3)
Accounts payable, accrued expenses, contract liabilities and other current liabilities	1,302	12	(142)
Other long-term liabilities	221	3	(102)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(333)	(192)	(163)
Net cash used in operating activities from discontinued operations, excluding income taxes	(1)	(5)	(5)
Net cash provided by operating activities	3,407	1,233	1,049
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(540)	(670)	(617)
Purchases of businesses or joint venture interests, net of cash acquired	(1,177)	(25)	(113)
Proceeds from sales of facilities and other assets — continuing operations	77	63	543
Proceeds from sales of facilities and other assets — discontinued operations	—	17	—
Proceeds from sales of marketable securities, long-term investments and other assets	59	82	199
Purchases of marketable securities and equity investments	(44)	(62)	(148)
Other long-term assets	(1)	(24)	15
Other items, net	18	—	6
Net cash used in investing activities	(1,608)	(619)	(115)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(740)	(2,640)	(950)
Proceeds from borrowings under credit facility	740	2,640	950
Repayments of other borrowings	(3,293)	(6,131)	(312)
Proceeds from other borrowings	3,818	5,719	23
Debt issuance costs	(48)	(70)	—
Distributions paid to noncontrolling interests	(287)	(307)	(288)
Proceeds from sale of noncontrolling interests	14	21	20
Purchases of noncontrolling interests	(39)	(11)	(647)
Proceeds from exercise of stock options and employee stock purchase plan	23	12	16
Medicare advances and grants received by unconsolidated affiliates	187	—	—
Other items, net	10	4	54
Net cash provided by (used in) financing activities	385	(763)	(1,134)
Net increase (decrease) in cash and cash equivalents	2,184	(149)	(200)
Cash and cash equivalents at beginning of period	262	411	611
Cash and cash equivalents at end of period	$2,446	$262	$411
Supplemental disclosures:
Interest paid, net of capitalized interest	$(962)	$(946)	$(976)
Income tax payments, net	$(12)	$(12)	$(25)
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes USPI Holding Company, Inc. (“USPI”), at December 31, 2020, we operated 65 hospitals and over 550 other healthcare facilities, including surgical hospitals, ambulatory surgery centers (“ASCs”), urgent care and imaging centers, and other care sites and clinics. We hold noncontrolling interests in 107 of these facilities, which are recorded using the equity method of accounting. We also operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

Effective June 16, 2015, we completed a transaction that combined our freestanding ambulatory surgery and imaging center assets with the surgical facility assets of United Surgical Partners International, Inc. into our joint venture, USPI. In April 2016, we paid $127 million to purchase additional shares, which increased our ownership interest in USPI from 50.1% to approximately 56.3%. In July 2017, we paid $716 million for the purchase of additional shares and the final adjustment to the 2016 purchase price, which increased our ownership interest in USPI to 80.0%. In April 2018, we paid approximately $630 million for the purchase of an additional 15% ownership interest in USPI and the final adjustment to the 2017 purchase price, which increased our ownership interest in USPI to 95%, where it remained at December 31, 2020 and 2019.

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

Effective January 1, 2020, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) using the modified retrospective transition approach as of the period of adoption. The amendments in this ASU required a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded a cumulative effect adjustment to increase accumulated deficit by $14 million.

Effective January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) using the modified retrospective transition approach as of the period of adoption. Our financial statements for periods prior to January 1, 2019 were not modified for the application of the new lease accounting standard. The main difference between the guidance in ASU 2016-02 and previous accounting principles generally accepted in the United States of America (“GAAP”) is the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under previous GAAP. Upon adoption of ASU 2016-02, we recorded $822 million of right-of-use assets, net of deferred rent, associated with operating leases in investments and other assets in our consolidated balance sheet, $147 million of current liabilities associated with operating leases in other current liabilities in our consolidated balance sheet and $715 million of long-term liabilities associated with operating leases in other long-term liabilities in our consolidated balance sheet. We also recognized $1 million of cumulative effect adjustment that decreased accumulated deficit at January 1, 2019.

Effective January 1, 2018, we adopted the FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using a modified retrospective method of application to all contracts existing on January 1, 2018. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For our Hospital Operations and Other (“Hospital Operations”) and Ambulatory Care segments, the adoption of ASU 2014-09 resulted in changes to our presentation and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding reduction in the amounts presented as provision for doubtful accounts. For the year ended December 31, 2018, we recorded approximately $1.422 billion of implicit price concessions as a direct reduction of net operating revenues that would have been recorded as provision for doubtful accounts prior to the adoption of ASU 2014-09. At January 1, 2018, we reclassified $171 million of revenues related to patients who were still receiving inpatient care in our facilities at that date from accounts receivable, less allowance for doubtful accounts, to contract assets, which are included in other current assets in our consolidated balance sheets. The adoption of ASU 2014-09 also resulted in changes to our presentation and disclosure of customer contract assets and liabilities and the assessment of variable consideration under customer contracts.

Also effective January 1, 2018, we early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded income tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded income tax effects. We applied the amendments in ASU 2018-02 in the period of adoption, resulting in a reclassification that decreased accumulated deficit and increased accumulated other comprehensive loss by $36 million of stranded income tax effects in the year ended December 31, 2018.

In addition, we adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities” (“ASU 2016-01”) effective January 1, 2018, which supersedes the guidance to classify equity securities with readily determinable fair values to different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. Upon adoption of ASU 2016-01 on January 1, 2018, we recorded a cumulative effect adjustment to decrease accumulated deficit by $7 million for unrealized gains on equity securities.

Certain prior-year amounts have been reclassified to conform to the current year presentation. In our consolidated balance sheets, contract liabilities and contract liabilities – long-term, primarily related to Medicare advance payments we received, are now presented separately due to the fact that the balances increased substantially in 2020. Additionally, our financial statements and corresponding disclosures for prior periods have been recast to reflect retrospective application of the change in accounting principle discussed in the Professional and General Liability Reserves section of this note.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Although we believe all adjustments considered necessary for a fair presentation have been included, actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

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

In March 2020, we changed our method of accounting for our estimated professional and general liability claims. Under the new method of accounting, the liabilities are reported on an undiscounted basis whereas, previously, the liabilities were reported on a discounted basis. We believe that the undiscounted presentation is preferable because it simplifies the accounting for the liabilities, thereby increasing understandability of our financial results and financial condition, is consistent with the manner in which management evaluates our business, and results in an accounting method and financial statement presentation that is consistent with our key peers.

Accordingly, our financial statements and corresponding disclosures for the respective prior periods have been recast to reflect retrospective application of the change in accounting principle. We recorded the cumulative effect of the change in accounting principle as an increase of $44 million to accumulated deficit as of January 1, 2017. This change increased our accumulated deficit by $46 million, $63 million and $56 million at December 31, 2019, 2018 and 2017, respectively.

The following tables present the effects of the change in accounting principle to our financial statements:

Consolidated Balance Sheet:

	As Reported	Effect of Change in Accounting Principle	As Adjusted
At December 31, 2019:
Deferred income taxes	$169	$14	$183
Professional and general liability reserves	$585	$50	$635
Other long-term liabilities	$1,387	$10	$1,397
Accumulated deficit	$(2,467)	$(46)	$(2,513)

Consolidated Statements of Operations (in millions, except for per-share amounts):

	Year Ended December 31, 2020
	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported
Salaries, wages and benefits	$8,425	$(7)	$8,418
Other operating expenses, net	$4,159	$(34)	$4,125
Operating income	$1,948	$41	$1,989
Income tax benefit	$107	$(10)	$97
Net income	$737	$31	$768
Net income from continuing operations available to Tenet Healthcare Corporation common shareholders	$368	$31	$399
Earnings per share available to Tenet Healthcare Corporation common shareholders from continuing operations:
Basic	$3.50	$0.30	$3.80
Diluted	$3.46	$0.29	$3.75

	Year Ended December 31, 2019
	As Reported	Effect of Change in Accounting Principle	As Adjusted
Salaries, wages and benefits	$8,704	$(6)	$8,698
Other operating expenses, net	$4,189	$(18)	$4,171
Operating income	$1,513	$24	$1,537
Income tax expense	$(153)	$(7)	$(160)
Net income	$154	$17	$171
Net loss from continuing operations attributable to Tenet Healthcare Corporation common shareholders	$(243)	$17	$(226)
Loss per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations:
Basic	$(2.35)	$0.16	$(2.19)
Diluted	$(2.35)	$0.16	$(2.19)

	Year Ended December 31, 2018
	As Reported	Effect of Change in Accounting Principle	As Adjusted
Salaries, wages and benefits	$8,634	$(1)	$8,633
Other operating expenses, net	$4,256	$11	$4,267
Operating income	$1,647	$(10)	$1,637
Income tax expense	$(176)	$3	$(173)
Net income	$466	$(7)	$459
Net income from continuing operations available to Tenet Healthcare Corporation common shareholders	$108	$(7)	$101
Earnings per share available to Tenet Healthcare Corporation common shareholders from continuing operations:
Basic	$1.06	$(0.07)	$0.99
Diluted	$1.04	$(0.07)	$0.97

Consolidated Statements of Cash Flows:

	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported
Year Ended December 31, 2020:
Net income	$737	$31	$768
Deferred income tax benefit	$(138)	$10	$(128)
Accounts payable, accrued expenses and other current liabilities	$1,343	$(41)	$1,302
Net cash provided by operating activities	$3,407	$—	$3,407

	As Reported	Effect of Change in Accounting Principle	As Adjusted
Year Ended December 31, 2019:
Net income	$154	$17	$171
Deferred income tax expense	$137	$7	$144
Accounts payable, accrued expenses and other current liabilities	$36	$(24)	$12
Net cash provided by operating activities	$1,233	$—	$1,233

	As Reported	Effect of Change in Accounting Principle	As Adjusted
Year Ended December 31, 2018:
Net income	$466	$(7)	$459
Deferred income tax expense	$150	$(3)	$147
Accounts payable, accrued expenses and other current liabilities	$(152)	$10	$(142)
Net cash provided by operating activities	$1,049	$—	$1,049

COVID-19 Pandemic

In 2020, the COVID-19 pandemic impacted all three segments of our business, as well as our patients, communities and employees. The spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and also adversely affected our net operating revenues in the year ended December 31, 2020. Federal, state and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”), which was signed into law on April 24, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “Continuing Appropriations Act”), which was signed into law October 1, 2020, and the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act” and, collectively, with the CARES Act, the PPP Act, and the Continuing Appropriations Act, the “COVID Acts”), which was signed into law on December 27, 2020. Through the COVID Acts the federal government has authorized $178 billion in payments to be distributed through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). Additionally, the COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals and other care providers more quickly to mitigate the shortfalls due to delays in non-essential procedures, as well as staffing and billing disruptions. Our participation in these programs and related accounting policies are summarized below.

Grant Income. During the year ended December 31, 2020, we received cash payments of $974 million from the Provider Relief Fund and state and local grant programs, including $74 million received by our unconsolidated affiliates. Payments from the PRF are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-related costs as defined by the U.S. Department of Health and Human Services (“HHS”), and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS.

We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. Our estimates could change materially in the future based on our operating performance or COVID-19 activities, as well as the government’s evolving grant compliance guidance. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020. During the year ended December 31, 2020, we recognized grant income of $823 million in our Hospital Operations segment, and $59 million in our Ambulatory Care segment. We recognized an additional $17 million of Provider Relief Fund income from our unconsolidated affiliates during this period. We have deferred $18 million of payments, which amount is recorded in other current liabilities on our Consolidated Balance Sheet at December 31, 2020.

Medicare Accelerated Payment Program. In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. The COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to healthcare providers more quickly. Recipients may retain the accelerated payments for one year from the date of receipt before recoupment commences, which will be effectuated by a 25% offset of claims payments for 11 months, followed by a 50% offset for the succeeding six months. At the end of the 29-month period, interest on the unpaid balance will be assessed at 4.00% per annum.

In the year ended December 31, 2020, our Hospital Operations and Ambulatory Care segments received advance payments from the Medicare accelerated payment program following expansion of the program under the COVID Acts. Advances totaling $603 million are included in contract liabilities and $902 million are included in contract liabilities – long term in the accompanying Consolidated Balance Sheet at December 31, 2020.

Deferral of Employment Tax Payments. The COVID Acts permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. During the year ended December 31, 2020, we deferred Social Security tax payments totaling $275 million pursuant to this provision.

Translation of Foreign Currencies

During the year ended December 31, 2019, we formed our Global Business Center (“GBC”) in the Philippines. The GBC’s accounts are measured in its local currency (the Philippine peso) and then translated into U.S. dollars. We divested European Surgical Partners Limited (“Aspen”) in August 2018; prior to that time, Aspen’s accounts were measured in its local currency (the pound sterling) and then translated into U.S. dollars. All assets and liabilities denominated in foreign currency are translated using the current rate of exchange at the balance sheet date. Results of operations denominated in foreign currency are translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates are accumulated in shareholders’ equity.

Net Operating Revenues

We recognize net operating revenues in the period in which we satisfy our performance obligations under contracts by transferring services to our customers. Net operating revenues are recognized in the amounts we expect to be entitled to, which are the transaction prices allocated for the distinct services. Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients (“Compact”) and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to health systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

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

Because our patient service performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in FASB Accounting Standards Codification (“FASB ASC”) 606-10-50-14(a) and, therefore, we are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations referred to above are primarily related to inpatient acute care services at the end of the reporting period. The performance obligations for these contracts are generally completed when the patients are discharged, which generally occurs within days or weeks of the end of the reporting period.

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

Revenues under the traditional fee-for-service (“FFS”) Medicare and Medicaid programs are based primarily on prospective payment systems. Retrospectively determined cost-based revenues under these programs, which were more prevalent in earlier periods, and certain other payments, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share hospital and bad debt expense reimbursement, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates we record could change by material amounts.

We have a system and estimation process for recording Medicare net patient service revenue and estimated cost report settlements. As a result, we record accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

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

•consulting services; and

•other client-defined projects.

Conifer’s contracts generally consist of fixed-price, volume-based or contingency-based fees. Conifer’s long-term contracts typically provide for Conifer to deliver recurring monthly services over a multi-year period. The contracts are typically priced such that Conifer’s monthly fee to its customer represents the value obtained by the customer in the month for those services. Such multi-year service contracts may have upfront fees related to transition or integration work performed by Conifer to set up the delivery for the ongoing services. Such transition or integration work typically does not result in a separately identifiable obligation; thus, the fees and expenses related to such work are deferred and recognized over the life of the related contractual service period. Revenue for fixed-priced contracts is typically recognized at the time of billing unless evidence suggests that the revenue is earned or Conifer’s obligations are fulfilled in a different pattern. Revenue for volume‑based contracts is typically recognized as the services are being performed at the contractually billable rate, which is generally a percentage of collections or a percentage of client net patient revenue.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.446 billion and $262 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, our book overdrafts were $154 million and $246 million, respectively, which were classified as accounts payable.

At December 31, 2020 and 2019, $166 million and $176 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and $1 million and $2 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

At December 31, 2020, 2019 and 2018, we had $93 million, $136 million and $135 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $85 million, $119 million and $114 million, respectively, were included in accounts payable.

During the years ended December 31, 2020, 2019 and 2018, we recorded right-of-use assets related to non-cancellable finance leases of $98 million, $141 million and $149 million, respectively, primarily for equipment.

Investments in Debt and Equity Securities

We classify investments in debt securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. Our policy is to classify investments in debt securities that may be needed for cash requirements as “available-for-sale.” At December 31, 2020, we had no significant investments in debt securities classified as either held-to-maturity or trading. We carry debt securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations.

We carry equity securities at fair value, and we report their unrealized gains and losses in other non-operating expense, net, in our consolidated statements of operations. If the equity security does not have a readily determinable fair value, the carrying value of the security is adjusted only when there is a price change that is observable from a transaction of an identical or similar investment. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Investments in Unconsolidated Affiliates

We control 290 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (106 of 396 at December 31, 2020), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations. In the year ended December 31, 2020, equity in earnings of unconsolidated affiliates included $17 million from PRF grants recognized by our Ambulatory Care segment’s unconsolidated affiliates.

Summarized financial information for these equity method investees is included in the following table; among the equity method investees are four North Texas hospitals in which we held minority interests and that were operated by our Hospital Operations segment through the divestiture of these investments effective March 1, 2018. We recorded a gain of $11 million in the year ended December 31, 2018 due to the sales of our minority interest in these hospitals. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	December 31, 2020	December 31, 2019	December 31, 2018
Current assets	$1,309	$1,180	$842
Noncurrent assets	$1,262	$1,042	$662
Current liabilities	$(516)	$(372)	$(313)
Noncurrent liabilities	$(866)	$(739)	$(430)
Noncontrolling interests	$(621)	$(579)	$(530)

	Years Ended December 31,
	2020	2019	2018
Net operating revenues	$2,665	$2,680	$2,469
Net income	$702	$765	$599
Net income attributable to the investees	$437	$499	$372

Our equity method investment that contributes the most to our equity in earnings of unconsolidated affiliates is Texas Health Ventures Group, LLC (“THVG”), which is operated by USPI. THVG represented $85 million of the total $169 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2020, $79 million of the total $175 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2019 and $70 million of the total $150 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2018.

Property and Equipment

Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. Interest costs related to construction projects are capitalized. In the years ended December 31, 2020, 2019 and 2018, capitalized interest was $5 million, $11 million and $7 million, respectively.

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

We determine if an arrangement is a lease at inception of the contract. Our right-of-use assets represent our right to use the underlying assets for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. For our Hospital Operations and Conifer segments, we estimate our incremental borrowing rates for our portfolio of leases using documented rates included in our recent equipment finance leases or, if applicable, recent secured debt issuances that correspond to various lease terms. We also give consideration to information obtained from our bankers, our secured debt fair value and publicly available data for instruments with similar characteristics. For our Ambulatory Care segment, we estimate an incremental borrowing rate for each center by utilizing historical and projected financial data, estimating a hypothetical credit rating using publicly available market data and adjusting the market data to reflect the effects of collateralization.

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

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

•Cumulative profits/losses in recent years, adjusted for certain nonrecurring items;

•Income/losses expected in future years;

•Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

•The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits; and

•The carryforward period associated with the deferred tax assets and liabilities.

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

Segment Reporting

We primarily operate acute care hospitals and related healthcare facilities. Our Hospital Operations segment generated 81% of our net operating revenues net of implicit price concessions in the years ended December 31, 2020 and 2019, and 80% during the year ended December 31, 2018. At December 31, 2020, each of our markets related to our general hospitals reported directly to our president and chief operating officer. Major decisions, including capital resource allocations, are made at the consolidated level, not at the market or hospital level.

Our Hospital Operations segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of USPI and included Aspen facilities in the United Kingdom until Aspen’s divestiture effective August 17, 2018. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

As discussed in Note 5, certain of the facilities were classified as held for sale in the accompanying Consolidated Balance Sheets at December 31, 2020 and 2019.

Costs Associated With Exit or Disposal Activities

We recognize costs associated with exit (including restructuring) or disposal activities when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.

NOTE 2. EQUITY

Noncontrolling Interests

Our noncontrolling interests balances at December 31, 2020 and 2019 in the accompanying Consolidated Statements of Changes in Equity were comprised of $116 million and $114 million, respectively, from our Hospital Operations segment, and $793 million and $740 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the years ended December 31, 2020, 2019 and 2018 were comprised of $14 million, $16 million and $8 million, respectively, from our Hospital Operations segment, and $169 million, $178 million and $157 million, respectively, from our Ambulatory Care segment.

NOTE 3. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	December 31, 2020	December 31, 2019
Continuing operations:
Patient accounts receivable	$2,499	$2,567
Estimated future recoveries	156	162
Net cost reports and settlements receivable and valuation allowances	34	12
	2,689	2,741
Discontinued operations	1	2
Accounts receivable, net	$2,690	$2,743

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

The following table summarizes the amount and classification of assets and liabilities in the accompanying Consolidated Balance Sheets related to California’s provider fee program at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Assets:
Other current assets	$378	$316
Investments and other assets	$206	$213

Liabilities:
Other current liabilities	$110	$115
Other long-term liabilities	$56	$57

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our uninsured and charity patients in the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Estimated costs for:
Uninsured patients	$617	$664	$641
Charity care patients	147	156	124
Total	$764	$820	$765

NOTE 4. CONTRACT BALANCES

Hospital Operations Segment

Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets are included in other current assets in the accompanying Consolidated Balance Sheets at December 31, 2020 and 2019. Approximately 89% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. As discussed in Note 1, the COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals more quickly to mitigate shortfalls due to delays in non-essential procedures, as well as staffing and billing disruptions. During the year ended December 31, 2020, our Hospital Operations segment received advance payments from the Medicare accelerated payment program following expansion of the program under the COVID Acts. These advance payments are recorded as contract liabilities in the accompanying Consolidated Balance Sheet at December 31, 2020.

The opening and closing balances of contract assets for our Hospital Operations segment are as follows:

		Contract Liability –	Contract Liability –
		Current	Long-term
	Contract Assets	Advances from Medicare	Advances from Medicare
December 31, 2019	$170	$—	$—
December 31, 2020	208	510	819
Increase	$38	$510	$819

December 31, 2018	$169	$—	$—
December 31, 2019	170	—	—
Increase	$1	$—	$—

Ambulatory Care Segment

During the year ended December 31, 2020, our Ambulatory Care segment also received advance payments from the Medicare accelerated payment program following expansion of the program under the COVID Acts. At December 31, 2020, contract liabilities and contract liabilities – long-term in the accompanying Balance Sheet included $51 million and $62 million of Medicare advance payments received by our unconsolidated affiliates for whom we provide cash management services. The opening and closing balances of contract liabilities for our Ambulatory Care segment are as follows:

	Contract Liability –	Contract Liability –
	Current	Long-term
	Advances from Medicare	Advances from Medicare
December 31, 2019	$—	$—
December 31, 2020	93	83
Increase	$93	$83

December 31, 2018	$—	$—
December 31, 2019	—	—
Increase	$—	$—

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

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability –	Contract Liability –
		Contract Asset –	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2019	$26	$11	$61	$18
December 31, 2020	56	20	56	16
Increase/(decrease)	$30	$9	$(5)	$(2)

December 31, 2018	$42	$11	$61	$20
December 31, 2019	26	11	61	18
Decrease	$(16)	$—	$—	$(2)

The difference between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets are reported as part of other current assets in our accompanying Consolidated Balance Sheets, and our Conifer segment’s current and long-term contract liabilities are reported as part of contract liabilities and contract liabilities – long-term, respectively, in our accompanying Consolidated Balance Sheets.

In both of the years ended December 31, 2020 and 2019, Conifer recognized $61 million of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by FASB ASC 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. During the years ended December 31, 2020, 2019 and 2018, we recognized amortization expense of $4 million, $5 million and $11 million, respectively. At December 31, 2020 and 2019, the unamortized customer contract costs were $24 million and $25 million, respectively, and are presented as part of investments and other assets in the accompanying Consolidated Balance Sheets.

NOTE 5. ASSETS AND LIABILITIES HELD FOR SALE

In December 2020, we entered into a definitive agreement to sell the majority of our urgent care centers operated under the MedPost and CareSpot brands from our Hospital Operations and Ambulatory Care segments. As a result, we have classified these assets, totaling $126 million, as “assets held for sale” in current assets and the related liabilities, totaling $70 million, as “liabilities held for sale” in current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2020. We expect to complete the sale of these facilities in the first quarter of 2021.

In the third quarter of 2020, a building we own in the Philadelphia area met the criteria to be classified as held for sale. As a result, we have classified the building and related assets totaling $14 million as “assets held for sale” in current assets in the accompanying Consolidated Balance Sheet at December 31, 2020.

Assets and liabilities classified as held for sale at December 31, 2020 were comprised of the following:

Accounts receivable	$18
Other current assets	5
Investments and other long-term assets	39
Property and equipment	39
Goodwill	39
Current liabilities	(34)
Long-term liabilities	(36)
Net assets held for sale	$70

In the fourth quarter of 2019, we reached a definitive agreement to sell two of our hospitals and other operations in the Memphis area and we classified the related assets and liabilities as held for sale in our consolidated balance sheet at December 31, 2019. Following action by the U.S. Federal Trade Commission to challenge the proposed transaction, we determined in December 2020 that we no longer intend to pursue the sale of the hospitals and related operations. These assets and liabilities were removed from assets and liabilities held for sale and are classified as held and used in the accompanying Consolidated Balance Sheet at December 31, 2020.

In the three months ended March 31, 2019, we completed the sale of three of our hospitals in the Chicago area, as well as other operations affiliated with the hospitals; these assets and liabilities were classified as held for sale beginning in the three months ended December 31, 2017. Related to this transaction, we recorded loss on sale of $5 million and $14 million in the years ended December 31, 2020 and December 31, 2019, respectively, and an impairment charge of $24 million in the year ended December 31, 2018 for the write-down of the assets held for sale to their estimated fair value, less estimated costs to sell.

During the year ended December 31, 2019, we recognized an impairment charge of $26 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of planned divestitures. No impairment charge was incurred during the year ended December 31, 2020 related to our assets held for sale.

The following table provides information on significant components of our business that have been recently disposed of or are classified as held for sale at December 31, 2020:

	Years Ended December 31,
	2020	2019	2018
Significant disposals:
Income (loss) from continuing operations, before income taxes
Chicago area (includes a $5 million loss on sale in the 2020 period, $14 million loss on sale in the 2019 period, and $24 million of impairment charges in the 2018 period) )	$3	$(19)	$(41)
Total	$3	$(19)	$(41)

NOTE 6. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

We recognized impairment charges on long-lived assets in 2020, 2019 and 2018 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

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

At December 31, 2020, our continuing operations consisted of three reportable segments, Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis. We completed our annual impairment tests for goodwill as of October 1, 2020.

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

Year Ended December 31, 2020

During the year ended December 31, 2020, we recorded impairment and restructuring charges and acquisition-related costs of $290 million, consisting of $92 million of impairment charges, $184 million of restructuring charges and $14 million of acquisition-related costs. Impairment charges include $76 million for the write-down of hospital buildings to their estimated fair values in one of our markets, which assets are part of our Hospital Operations segment. Material adverse trends in our recent estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of the hospitals’ assets held and used for which impairment charges were recorded was $483 million at December 31, 2020. We also recorded $16 million of other impairment charges. Restructuring charges consisted of $65 million of employee severance costs, $50 million related to the transitioning of various administrative functions to our GBC, $23 million of charges due to the termination of the USPI management equity plan, $14 million of contract and lease termination fees, and $32 million of other restructuring costs. Acquisition-related costs consisted of $14 million of transaction costs. Our impairment charges for the year ended December 31, 2020 were comprised of $79 million from our Hospital Operations segment, $12 million from our Ambulatory Care segment and $1 million from our Conifer segment.

Year Ended December 31, 2019

During the year ended December 31, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $185 million, consisting of $42 million of impairment charges, $137 million of restructuring charges and $6 million of acquisition-related costs. Impairment charges consisted of $26 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Memphis-area facilities and $16 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2019, $31 million related to our Hospital Operations segment, $6 million related to our Ambulatory Care segment, and $5 million related to our Conifer segment. Restructuring charges consisted of $57 million of employee severance costs, $28 million related to the transitioning of various administrative functions to our GBC, $6 million of contract and lease termination fees, and $46 million of other restructuring costs. Acquisition-related costs consisted of $6 million of transaction costs.

Year Ended December 31, 2018

During the year ended December 31, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $209 million, consisting of $77 million of impairment charges, $115 million of restructuring charges and $17 million of acquisition-related costs. Impairment charges included $40 million for the write-down of buildings and other long-lived assets to their estimated fair values at two hospitals. Material adverse trends in our then recent estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $130 million at December 31, 2018 after recording the impairment charges. We also recorded $24 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $4 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2018, $67 million related to our Hospital Operations segment, $9 million related to our Ambulatory Care segment, and $1 million related to our Conifer segment. Restructuring charges consisted of $68 million of employee severance costs, $17 million of contract and lease termination fees, and $30 million of other restructuring costs. Acquisition-related costs consisted of $10 million of transaction costs and $7 million of acquisition integration charges.

NOTE 7. LEASES

The following table presents the components of our right-of-use assets and liabilities related to leases and their classification in our Consolidated Balance Sheet at December 31, 2020 and 2019:

Component of Lease Balances	Classification in Consolidated Balance Sheet	December 31, 2020	December 31, 2019
Assets:
Operating lease assets	Investments and other assets	$1,062	$912
Finance lease assets	Property and equipment, at cost, less accumulated depreciation and amortization	345	407
Total leased assets		$1,407	$1,319

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$188	$159
Long-term	Other long-term liabilities	999	858
Total operating lease liabilities		1,187	1,017
Finance lease liabilities:
Current	Current portion of long-term debt	122	143
Long-term	Long-term debt, net of current portion	151	182
Total finance lease liabilities		273	325
Total lease liabilities		$1,460	$1,342

The following table presents the components of our lease expense and their classification in our Consolidated Statement of Operations for the years ended December 31:

	Classification on
Component of Lease Expense	Consolidated Statements of Operations	2020	2019
Operating lease expense	Other operating expenses, net	$247	$211
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	86	85
Interest on lease liabilities	Interest expense	11	15
Total finance lease expense		97	100
Variable and short term-lease expense	Other operating expenses, net	156	133
Total lease expense		$500	$444

Rental expense under operating leases, including short-term leases, was $326 million in the year ended December 31, 2018. Included in rental expense for the year ended December 31, 2018 was sublease income of $11 million, which was recorded as a reduction of rental expense.

The weighted-average lease terms and discount rates for operating and finance leases are presented in the following table for the years ended December 31:

	2020	2019
Weighted-average remaining lease term (years)
Operating leases	7.9	7.8
Finance leases	5.7	5.4

Weighted-average discount rate
Operating leases	5.5%	5.6%
Finance leases	5.6%	5.5%

Cash flow and other information related to leases is included in the following table years ended December 31:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$239	$197
Operating cash outflows from finance leases	$15	$18
Financing cash outflows from finance leases	$154	$151

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$304	$249
Finance leases	$98	$141

Future maturities of lease liabilities at December 31, 2020 are presented in the following table:

	Operating Leases	Finance Leases	Total
2021	$231	$133	$364
2022	212	73	285
2023	191	29	220
2024	168	11	179
2025	141	9	150
Later years	544	87	631
Total lease payments	1,487	342	1,829
Less: Imputed interest	300	69	369
Total lease obligations	1,187	273	1,460
Less: Current obligations	188	122	310
Long-term lease obligations	$999	$151	$1,150

In December 2020, we completed the sale and leaseback of a medical office building located in Hialeah, FL. The sale generated net proceeds of $60 million and a gain of $19 million, which is reflected in other operating expenses in the accompanying Consolidated Statements of Operations at December 31, 2020. The lease agreement for the medical office building is for a period of 12 years and includes four sequential renewal options, each for a period of five years.

NOTE 8. LONG-TERM DEBT

The table below shows our long-term debt as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Senior unsecured notes:
8.125% due 2022	$—	$2,800
6.750% due 2023	1,872	1,872
7.000% due 2025	478	478
6.125% due 2028	2,500	—
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	1,870	1,870
4.625% due 2024	600	600
7.500% due 2025	700	—
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	—
Senior secured second lien notes:
5.125% due 2025	1,410	1,410
6.250% due 2027	1,500	1,500
Finance leases, mortgage and other notes	403	445
Unamortized issue costs and note discounts	(176)	(186)
Total long-term debt	15,719	14,751
Less current portion	145	171
Long-term debt, net of current portion	$15,574	$14,580

Credit Agreement

We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.9 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.5 billion to $1.9 billion, subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days (the “incremental period”). At December 31, 2020, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.9 billion was available for borrowing under the revolving credit facility at December 31, 2020.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At December 31, 2020, we were in compliance with all covenants and conditions in our LC Facility. At December 31, 2020, we had $88 million of standby letters of credit outstanding under the LC Facility.

Senior Secured Notes and Senior Unsecured Notes

On September 16, 2020, we sold $2.5 billion aggregate principal amount of 6.125% senior notes, which will mature on October 1, 2028 (the “2028 Senior Notes”). We will pay interest on the 2028 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. The proceeds from the sale of the 2028 Senior Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $2.556 billion aggregate principal amount then outstanding of our 8.125% senior unsecured notes due 2022 (the “2022 Senior Notes”) for approximately $2.843 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $305 million in the three months ended September 30, 2020, primarily related to the difference between the purchase price and the par value of the 2022 Senior Notes, as well as the write-off of associated unamortized issuance costs.

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

On June 16, 2020, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on June 15, 2028 (the “2028 Senior Secured First Lien Notes”). We will pay interest on the 2028 Senior Secured First Lien Notes semi-annually in arrears on June 15 and December 15 of each year, which payments commenced on December 15, 2020.

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

On August 26, 2019, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on September 1, 2024 (the “2024 Senior Secured First Lien Notes”), $2.1 billion aggregate principal amount of 4.875% senior secured first lien notes, which will mature on January 1, 2026 (the “2026 Senior Secured First Lien Notes”) and $1.5 billion aggregate principal amount of 5.125% senior secured first lien notes, which will mature on November 1, 2027 (the “2027 Senior Secured First Lien Notes”). We will pay interest on the 2024 Senior Secured First Lien Notes semi-annually in arrears on March 1 and September 1 of each year, which payments commenced on March 1, 2020. We will pay interest on the

2026 Senior Secured First Lien Notes semi-annually in arrears on January 1 and July 1 of each year, which payments commenced on January 1, 2020. We will pay interest on the 2027 Senior Secured First Lien Notes semi-annually in arrears on May 1 and November 1 of each year, which payments commenced on May 1, 2020. The proceeds from the sales of these notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our senior secured revolving credit facility, to fund the redemptions of all $500 million aggregate principal amount of our outstanding 4.750% senior secured first lien notes due 2020, all $1.8 billion aggregate principal amount of our outstanding 6.000% senior secured first lien notes due 2020, all $850 million aggregate principal amount of our outstanding 4.500% senior secured first lien notes due 2021 and all $1.05 billion aggregate principal amount of our outstanding 4.375% senior secured first lien notes due 2021. In connection with the redemptions, we recorded a loss from early extinguishment of debt of approximately $180 million in the three months ended September 30, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs.

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

Future Maturities

Future long-term debt maturities, including finance lease obligations, as of December 31, 2020 are as follows:

		Years Ending December 31,					Later Years
	Total	2021	2022	2023	2024	2025
Long-term debt, including finance lease obligations	$15,895	$145	$100	$1,925	$2,494	$2,607	$8,624

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

At December 31, 2020, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $145 million. We had a total liability of $114 million recorded for these guarantees included in other current liabilities at December 31, 2020.

At December 31, 2020, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $77 million. Of the total, $10 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Consolidated Balance Sheet at December 31, 2020.

NOTE 10. EMPLOYEE BENEFIT PLANS

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

At December 31, 2020, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 6.2 million shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units. The accompanying Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 include $44 million, $42 million and $46 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.

The table below shows certain stock option and restricted stock unit grants and other awards that comprise the stock-based compensation expense recorded in the year ended December 31, 2020. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

Grant Date	Awards	Exercise Price Per Share	Fair Value Per Share at Grant Date	Stock-Based Compensation Expense for Year Ended December 31, 2020
	(In Thousands)			(In Millions)
Stock Options:
February 27, 2019	188	$28.26	$12.49	$1
February 28, 2018	398	$20.60	$8.83	1
Restricted Stock Units:
May 29, 2020	103		$15.71	2
February 26, 2020	1,038		$27.80	9
January 19, 2020	24		$37.14	1
February 27, 2019	790		$28.26	9
January 31, 2019	318		$21.99	2
March 29, 2018	293		$24.25	1
February 28, 2018	160		$20.60	1
Other grants				5
USPI Management Equity Plan	2,025		$34.13	12
				$44

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

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2020, 2019 and 2018:

	Options	Wtd. Avg. Exercise Price Per Share	Aggregate Intrinsic Value	Wtd. Avg Remaining Life
			(In Millions)
Outstanding at December 31, 2017	2,564,822	$20.35
Granted	635,196	21.33
Exercised	(619,849)	18.19
Forfeited/Expired	(317,426)	35.30
Outstanding at December 31, 2018	2,262,743	$19.12
Granted	230,713	28.28
Exercised	(306,427)	18.05
Forfeited/Expired	(226,037)	20.21
Outstanding at December 31, 2019	1,960,992	$20.24
Exercised	(987,471)	17.96
Forfeited/Expired	(60,990)	23.28
Outstanding at December 31, 2020	912,531	$22.51	$16	6.4 years
Vested and expected to vest at December 31, 2020	912,531	$22.51	$16	6.4 years
Exercisable at December 31, 2020	282,652	$19.80	$6	5.6 years

There were 987,471 stock options exercised during the year ended December 31, 2020 with an aggregated intrinsic value of approximately $15 million, and 306,427 stock options exercised in 2019 with an aggregate intrinsic value of approximately $3 million.

There were no performance-based stock options granted in the year ended December 31, 2020, and 230,713 performance-based stock options granted in the year ended 2019. On March 29, 2019, we granted an aggregate of 7,862 performance-based stock options to a senior officer. The options will all vest on the third anniversary of the grant date because, in the three months ended March 31, 2020, the requirement that our stock close at a price of at least $36.05 (a 25% premium above the March 29, 2019 grant-date closing stock price of $28.84) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date. On February 27, 2019, we granted to certain of our senior officers an aggregate of 222,851 performance-based stock options. The options will all vest on the third anniversary of the grant date because, in the three months ended March 31, 2020, the requirement that our stock close at a price of at least $35.33 (a 25% premium above the February 27, 2019 grant-date closing stock price of $28.26) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date.

At December 31, 2020, there were $1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.0 years.

The weighted average estimated fair value of stock options we granted during the year ended December 31, 2019 was $12.50 per share. These fair values were calculated based on each grant date, using a Monte Carlo simulation with the following assumptions:

February 27,
2019
Expected volatility	48%
Expected dividend yield	0%
Expected life	6.2 years
Expected forfeiture rate	0%
Risk-free interest rate	2.53%

The expected volatility used for the 2019 Monte Carlo simulations incorporates historical volatility based on an analysis of historical prices of our stock. The expected volatility reflects the historical volatility for a duration consistent with the expected life of the options; it does not consider the implied volatility from open-market exchanged options due to the limited trading activity and the transient nature of factors impacting our stock price volatility. The historical share-price volatility for 2019 excludes the movements in our stock price for the period from August 15, 2017 through November 30, 2017 due to impact that the announcement of the departure of certain board members and officers, as well as reports that we were exploring a potential sale of the company, had on our stock price during that time. The risk-free interest rates are based on zero‑coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise time frames.

The following table summarizes information about our outstanding stock options at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
$16.43 to $19.759	245,152	6.2 years	$18.99	245,152	$18.99
$19.76 to $35.430	667,379	6.5 years	23.80	37,500	25.08
	912,531	6.4 years	$22.51	282,652	$19.80

As of December 31, 2020, 68.8% of all our outstanding options were held by current employees and 31.2% were held by former employees. Of our outstanding options, 100% were in-the-money, that is, they had exercise price less than the $39.93 market price of our common stock on December 31, 2020.

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	628,046	68.8%	—	—%	628,046	68.8%
Former employees	284,485	31.2%	—	—%	284,485	31.2%
Totals	912,531	100.0%	—	—%	912,531	100.0%
% of all outstanding options	100.0%		—%		100.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2020, 2019 and 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2017	2,253,988	$35.20
Granted	765,184	24.74
Vested	(995,331)	32.63
Forfeited	(139,711)	36.01
Unvested at December 31, 2018	1,884,130	$32.25
Granted	1,481,021	27.87
Vested	(1,562,191)	36.45
Forfeited	(339,461)	24.74
Unvested at December 31, 2019	1,463,499	$25.08
Granted	1,767,730	27.72
Vested	(825,727)	25.66
Forfeited	(310,296)	32.09
Unvested at December 31, 2020	2,095,206	$25.87

In the year ended December 31, 2020, we granted an aggregate of 1,767,730 restricted stock units. Of these, 607,198 will vest and be settled ratably over a three-year period from the grant date, 104,167 will vest and be settled ratably over a four-year period from the grant date, 359,713 will vest and be settled ratably over 11 quarterly periods from the grant date, and 13,805 will vest and be settled on the third anniversary of the grant date. The vesting of 579,413 performance-based restricted stock units we granted in 2020 is contingent on our achievement of specified performance goals for the years 2020 to 2023. In addition, in May 2020, we made an annual grant of 103,434 restricted stock units to our non-employee directors for the 2020-2021 board service year.

In the year ended December 31, 2019, we granted an aggregate of 1,481,021 restricted stock units. Of these, 337,848 will vest and be settled ratably over a three-year period from the grant date, 566,172 will vest and be settled ratably over nine quarterly periods from the grant date, and 353,354 will vest and be settled on the third anniversary of the grant date. In addition, in May 2019, we made an annual grant of 100,444 restricted stock units to our non-employee directors for the 2019-2020 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. The board of directors appointed two new members, one in August 2019 and one in October 2019. We made initial grants totaling 5,569 restricted stock units to these directors, as well as prorated annual grants totaling 13,257 restricted stock units. Both the initial grants and the annual grants vested immediately, however, the initial grants settle upon separation from the board, while the annual grants settle on the third anniversary of the grant date. We also granted 7,427 additional restricted stock units that vested and settled immediately as a result of our level of achievement with respect to a performance goal on a 2013 grant and 96,950 additional restricted stock units as a result of our level of achievement with respect to a performance goal on 2014 grants.

As of December 31, 2020, there were $31 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.7 years.

USPI Management Equity Plan

2015 USPI Management Equity Plan

In 2015, USPI adopted the USPI Holding Company, Inc. 2015 Stock Incentive Plan (“2015 USPI Management Equity Plan”) under which it granted non-qualified options to purchase nonvoting shares of USPI’s outstanding common stock to eligible plan participants, allowing the recipient to participate in incremental growth in the value of USPI from the applicable grant date. Under the 2015 USPI Management Equity Plan, the total pool of options consisted of approximately 10% of USPI’s fully diluted outstanding common stock. Options had an exercise price equal to the estimated fair market value of USPI’s common stock on the date of grant. The option awards were structured such that they had a three or four year vesting period in which half of the award vested in equal pro-rata amounts over the applicable vesting period and the remaining half vested at the end of the applicable three or four year period. Any unvested awards were forfeited upon the participant’s termination of service with USPI, and vested options were required to have been exercised within 90 days of termination. Once an award was exercised and the requisite holding period met, the participant was eligible to sell the underlying shares to USPI at their estimated fair market value. Payment for USPI’s purchase of any eligible nonvoting common shares could be made in cash or in shares of Tenet’s common stock.

In February 2020, the 2015 USPI Management Equity Plan and all unvested options granted under the plan were terminated in accordance with the terms of the plan. USPI repurchased all vested options and all shares of USPI stock acquired upon exercise of an option for approximately $35 million.

2020 USPI Management Equity Plan

In February 2020, USPI adopted the USPI Holding Company, Inc. Restricted Stock Plan (“2020 USPI Management Equity Plan”) to replace the terminated 2015 USPI Management Equity Plan. Restricted stock units granted under the plan generally vest 20% in each of the first three years on the anniversary of the grant date with the remaining 40% vesting on the fourth anniversary of the grant date. Once the requisite holding period is met, during specified times the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non-voting common shares can be made in cash or in shares of Tenet’s common stock.

During the year ended December 31, 2020, USPI granted 2,556,353 shares of restricted non-voting common stock to eligible plan participants under the new plan. At December 31, 2020, 2,025,056 shares of restricted stock units were outstanding, all of which are expected to vest. The first vesting of these shares, which includes 382,550 shares, is expected to occur in February 2021.

The accompanying Consolidated Statement of Operations for the years ended December 2020, 2019 and 2018 includes $12 million, $11 million and $18 million, respectively, of pre-tax compensation costs related to USPI’s management equity plans.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 4,070,363 shares of common stock to our eligible employees. As of December 31, 2020, there were approximately 2.8 million shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We issued the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Number of shares	254,767	215,422	228,045
Weighted average price	$19.97	$24.44	$22.96

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in one of our defined contribution 401(k) plans. Under the plans, employees may contribute a portion of their eligible compensation, which we may match with employer contributions at our discretion. Employer matching contributions will vary by plan. Plan expenses, primarily related to our contributions to the plans, were $119 million, $127 million and $99 million for the years ended December 31, 2020, 2019 and 2018, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain three frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard Health Systems, Inc. on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the year ended December 31, 2019, the Society of Actuaries issued a new mortality base table (Pri-2012), which we incorporated into the estimates of our defined benefit plan obligations beginning December 31, 2019. During the years ended December 31, 2020 and 2019, the Society of Actuaries issued new mortality improvement scales (MP-2020 and MP-2019, respectively), which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2020 and 2019. These changes to our mortality assumptions decreased our projected benefit obligations as of December 31, 2020 and 2019 by approximately $39 million and $14 million, respectively.

The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(1,369)	$(1,301)
Interest cost	(47)	(58)
Actuarial loss	(92)	(132)
Benefits paid	79	123
Special termination benefit costs	—	(1)
Ending obligations	(1,429)	(1,369)
Fair value of plans assets
Beginning plan assets	790	731
Gain on plan assets	98	128
Employer contribution	38	33
Benefits paid	(57)	(102)
Ending plan assets	869	790
Funded status of plans	$(560)	$(579)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(63)	$(19)
Other long-term liability	$(497)	$(560)
Accumulated other comprehensive loss	$355	$323
SERP Assumptions:
Discount rate	2.75%	3.50%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2020	December 31, 2019
DMC Pension Plan Assumptions:
Discount rate	2.53%	3.60%
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2020	December 31, 2019

(1)The accumulated benefit obligation at December 31, 2020 and 2019 was approximately $1.426 billion and $1.367 billion, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2020	2019	2018
Service costs	$—	$—	$2
Interest costs	47	58	56
Expected return on plan assets	(48)	(46)	(54)
Amortization of net actuarial loss	9	10	14
Special termination benefit costs	—	1	—
Net periodic benefit cost	$8	$23	$18
SERP Assumptions:
Discount rate	3.50%	4.50%	3.75%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2020	January 1, 2019	January 1, 2018
Census date	January 1, 2020	January 1, 2019	January 1, 2018
DMC Pension Plan Assumptions:
Discount rate	3.60%	4.62%	4.00%
Long-term rate of return on assets	6.25%	6.50%	6.50%
Compensation increase rate	Frozen	Frozen	Frozen
Measurement date	January 1, 2020	January 1, 2019	January 1, 2018
Census date	January 1, 2020	January 1, 2019	January 1, 2018

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and the DMC Pension Plan.

We recorded loss adjustments of $32 million, $42 million and $15 million in other comprehensive income (loss) in the years ended December 31, 2020, 2019 and 2018, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial losses of $41 million, $52 million and $29 million were recognized during the years ended December 31, 2020, 2019 and 2018, respectively, and the amortization of net actuarial loss of $9 million, $10 million and $14 million for the years ended December 31, 2020, 2019 and 2018, respectively, were recognized in other comprehensive income (loss). Actuarial gains (losses) affecting the benefit obligation during the years ended December 31, 2020, 2019 and 2018 are primarily attributable to changes in the discount rate utilized for the SERP and DMC Pension Plan. Cumulative net actuarial losses of $355 million, $323 million and $281 million as of December 31, 2020, 2019 and 2018, respectively, and unrecognized prior service costs of less than $1 million as of each of the years ended December 31, 2019 and 2018 have not yet been recognized as components of net periodic benefit cost. There were no unrecognized prior service costs at December 31, 2020.

To develop the expected long-term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The weighted-average asset allocations by asset category as of December 31, 2020, were as follows:

Asset Category	Target	Actual
Cash and cash equivalents	—%	5%
Equity securities	46%	56%
Debt securities	39%	36%
Alternative investments	15%	3%

The DMC Pension Plan assets are invested in separately managed portfolios using investment management firms. The objective for all asset categories is to maximize total return without assuming undue risk exposure. The DMC Pension Plan maintains a well-diversified asset allocation that meets these objectives. The DMC Pension Plan assets are largely comprised of equity securities, which include companies with various market capitalization sizes in addition to international and convertible securities. Cash and cash equivalents are comprised of money market funds and repurchase agreements secured by U.S. Treasury or federal agency obligations. Debt securities include domestic and foreign government obligations, corporate bonds, and mortgage-backed securities. Alternative investments is a broadly defined asset category with the objective of diversifying the portfolio, complementing traditional equity and fixed income securities and improving the overall performance consistency of the portfolio. Alternative investments may include, but are not limited to, diversified fund of hedge funds in the form of professionally-managed pooled limited partnership investments and investments in private markets.

In each investment account, the DMC Pension Plan investment managers are responsible for monitoring and reacting to economic indicators, such as gross domestic product, consumer price index and U.S. monetary policy that may affect the performance of their account. The performance of all managers and the aggregate asset allocation are formally reviewed on a quarterly basis. The current asset allocation objective is to maintain a certain percentage with each class allowing for a deviation from the target ranging from 2.5% for alternative investments to 5.0% for fixed income investments, with a rebalancing of the asset allocation occurring when the portfolio exceeds the permissible deviation range.

The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements are determined. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices for similar assets, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2020	Level 1	Level 2	Level 3
Cash and cash equivalents	$44	$44	$—	$—
Equity securities	484	484	—	—
Debt Securities:
U.S. government obligations	76	76	—	—
Corporate debt securities	240	240	—	—
Alternative investments:
Private equity securities	8	—	—	8
Hedge funds	17	—	17	—
	$869	$844	$17	$8

	December 31, 2019	Level 1	Level 2	Level 3
Cash and cash equivalents	$37	$37	$—	$—
U.S. government obligations	9	9	—	—
Equity securities	461	461	—	—
Fixed income funds	283	283	—	—
	$790	$790	$—	$—

The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years
	Total	2021	2022	2023	2024	2025	Thereafter
Estimated benefit payments	$845	$83	$85	$86	$86	$86	$419

The SERP and DMC Pension Plan obligations of $560 million at December 31, 2020 are classified in the accompanying Consolidated Balance Sheet as an other current liability of $63 million and defined benefit plan obligations of $497 million based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $63 million for the year ending December 31, 2021.

NOTE 11. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the table below:

	December 31,
	2020	2019
Land	$612	$602
Buildings and improvements	6,985	6,856
Construction in progress	33	184
Equipment	4,593	4,173
Finance lease assets	512	561
	12,735	12,376
Accumulated depreciation and amortization	(6,043)	(5,498)
Net property and equipment	$6,692	$6,878

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of 2020 and 2019:

	2020	2019
Hospital Operations
As of January 1:
Goodwill	$5,338	$5,410
Accumulated impairment losses	(2,430)	(2,430)
Total	2,908	2,980
Goodwill acquired during the year and purchase price allocation adjustments	—	—
Goodwill related to assets held for sale and disposed or deconsolidated facilities	37	(72)
Total	$2,945	$2,908
As of December 31:
Goodwill	$5,375	$5,338
Accumulated impairment losses	(2,430)	(2,430)
Total	$2,945	$2,908

	2020	2019
Ambulatory Care
As of January 1:
Goodwill	$3,739	$3,696
Accumulated impairment losses	—	—
Total	3,739	3,696
Goodwill acquired during the year and purchase price allocation adjustments	1,581	43
Goodwill related to assets held for sale and disposed or deconsolidated facilities	(62)	—
Total	$5,258	$3,739
As of December 31:
Goodwill	$5,258	$3,739
Accumulated impairment losses	—	—
Total	$5,258	$3,739

	2020	2019
Conifer
As of January 1:
Goodwill	$605	$605
Accumulated impairment losses	—	—
Total	605	605
Goodwill acquired during the year and purchase price allocation adjustments	—	—
Total	$605	$605
As of December 31:
Goodwill	$605	$605
Accumulated impairment losses	—	—
Total	$605	$605

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of 2020 and 2019:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2020:
Capitalized software costs	$1,800	$(1,084)	$716
Trade names	102	—	102
Contracts	872	(111)	761
Other	110	(89)	21
Total	$2,884	$(1,284)	$1,600
At December 31, 2019:
Capitalized software costs	$1,616	$(912)	$704
Trade names	102	—	102
Contracts	869	(94)	775
Other	107	(86)	21
Total	$2,694	$(1,092)	$1,602

Estimated future amortization of intangibles with finite useful lives as of December 31, 2020 is as follows:

	Total	Years Ending December 31,					Later Years
		2021	2022	2023	2024	2025
Amortization of intangible assets	$917	$158	$126	$112	$95	$82	$344

We recognized amortization expense of $172 million, $188 million and $185 million in the accompanying Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 13. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2020	2019
Marketable securities	$3	$2
Equity investments in unconsolidated healthcare entities	1,024	978
Total investments	1,027	980
Cash surrender value of life insurance policies	42	36
Long-term deposits	67	59
California provider fee program receivables	206	213
Operating lease assets	1,062	912
Land held for expansion, other long-term receivables and other assets	130	169
Investments and other assets	$2,534	$2,369

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2020	2019
Adjustments for defined benefit plans	$(281)	$(257)
Accumulated other comprehensive loss	$(281)	$(257)

The income tax benefits allocated to the adjustments for our defined benefit plans was approximately $7 million and $8 million for the year ended December 31, 2020 and 2019, respectively.

NOTE 15. NET OPERATING REVENUES

Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to health systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

The table below shows our sources of net operating revenues less implicit price concessions from continuing operations:

	Years Ended December 31,
	2020	2019	2018
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$2,695	$2,888	$2,882
Medicaid	1,081	1,193	1,294
Managed care	9,022	9,516	9,213
Uninsured	162	92	96
Indemnity and other	658	679	596
Total	13,618	14,368	14,081
Other revenues(1)	1,172	1,154	1,204
Hospital Operations total prior to inter-segment eliminations	14,790	15,522	15,285
Ambulatory Care	2,072	2,158	2,085
Conifer	1,306	1,372	1,533
Inter-segment eliminations	(528)	(573)	(590)
Net operating revenues	$17,640	$18,479	$18,313

(1)	Primarily physician practices revenues.

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2020, 2019 and 2018 by $6 million, $27 million and $24 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Years Ended December 31,
	2020	2019	2018
Net patient service revenues	$1,960	$2,040	$1,965
Management fees	86	95	92
Revenue from other sources	26	23	28
Net operating revenues	$2,072	$2,158	$2,085

The table below shows the composition of net operating revenues for our Conifer segment:

	Years Ended December 31,
	2020	2019	2018
Revenue cycle services – Tenet	$514	$556	$568
Revenue cycle services – other customers	700	713	855
Other services – Tenet	14	17	22
Other services – other customers	78	86	88
Net operating revenues	$1,306	$1,372	$1,533

Other services represented approximately 7% of Conifer’s revenue for the year ended December 31, 2020 and include value‑based care services, consulting services and other client-defined projects.

Performance Obligations

The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume- or contingency-based contracts, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed-fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends December 31, 2032.

		Years Ending December 31,					Later Years
	Total	2021	2022	2023	2024	2025
Performance obligations	$6,650	$594	$593	$593	$541	$541	$3,788

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

Professional and General Liability Reserves

We are self-insured for the majority of our professional and general liability claims and purchase insurance from third-parties to cover catastrophic claims. At December 31, 2020 and 2019, the aggregate current and long-term professional and general liability reserves in the accompanying Consolidated Balance Sheets were $978 million and $965 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. As described in Note 1, in the three months ended March 31, 2020, we changed our method of accounting for our estimated professional and general liability claims, as well as other claims-related liabilities. Under the new method of accounting, the liabilities are reported on an undiscounted basis whereas, previously, the liabilities were reported on a discounted basis.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $320 million, $356 million and $399 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $120 million, $155 million and $176 million, respectively, related to adverse claims development for prior years.

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

Oklahoma Surgical Hospital Qui Tam Action

In July 2020, certain of the parties to a previously disclosed qui tam lawsuit filed under seal in May 2016 in the Western District of Oklahoma entered into a settlement agreement with the U.S. Department of Justice (“DOJ”) to resolve the matter. The parties to the settlement agreement include (i) Oklahoma Center for Orthopaedic & Multispecialty Surgery (“OCOM”), a surgical hospital jointly owned by USPI, a health system partner and physicians, (ii) Southwest Orthopaedic Specialists, an independent physician practice group, and (iii) USPI. Also in July 2020, OCOM entered into a corporate integrity agreement with the Office of Inspector General of HHS. USPI and Tenet are not parties to OCOM’s corporate integrity agreement.

As previously reported, an agreement in principle was reached with the DOJ in October 2019 to resolve the qui tam lawsuit and related investigations against USPI and OCOM for approximately $66 million, subject at that time to further approvals by the DOJ and other government agencies. In the three months ended September 30, 2019, we established a reserve of $68 million for this matter, which included an estimate of the relator’s attorney’s fees and certain other costs to be paid by USPI. In the three months ended December 31, 2019, we increased the reserve for this matter by an additional $1 million to reflect updated information on the other costs to be paid by USPI. In addition, in the year ended December 31, 2020, we increased the reserve for this matter by less than $1 million to reflect updated information with respect to the relator’s anticipated attorney’s fees and other costs. USPI paid the full settlement amount in July 2020, and the claims in the qui tam lawsuit against OCOM, USPI, Tenet and their affiliated entities, among others, were dismissed in August 2020. We paid the relator’s attorney’s fees and other costs in November 2020, which fully resolved this matter.

Government Investigation of Detroit Medical Center

Detroit Medical Center (“DMC”) is subject to an ongoing civil investigation commenced in October 2017 by the U.S. Attorney’s Office for the Eastern District of Michigan and the Civil Division of the DOJ for potential violations of the Stark law, the Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act, and the federal False Claims Act related to DMC’s employment of nurse practitioners and physician assistants (“Mid-Level Practitioners”) from 2006 through 2017. As previously disclosed, a media report was published in August 2017 alleging that 14 Mid-Level Practitioners were terminated by DMC earlier in 2017 due to compliance concerns. We are cooperating with the investigation; however, we are unable to determine the potential exposure, if any, at this time.

Other Matters

In July 2019, certain of the entities that purchased the operations of Hahnemann University Hospital and St. Christopher’s Hospital for Children in Philadelphia from us commenced Chapter 11 bankruptcy proceedings. As previously disclosed in our Form 8-K filed September 1, 2017, the purchasers assumed our funding obligations under the Pension Fund for Hospital and Health Care Employees of Philadelphia and Vicinity (the “Fund”), a pension plan related to the operations at Hahnemann University Hospital and, pursuant to rules under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), under certain circumstances we could become liable for withdrawal liability in the event a withdrawal is triggered with respect to the Fund. In addition, pursuant to applicable ERISA rules, we could become secondarily liable if the purchasers fail to satisfy their obligations to the Fund.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the years ended December 31, 2020, 2019 and 2018. No amounts were recorded in discontinued operations in those years.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period

Year Ended December 31, 2020	$86	$44	$(108)	$4	$26
Year Ended December 31, 2019	$8	$141	$(55)	$(8)	$86
Year Ended December 31, 2018	$12	$38	$(41)	$(1)	$8

For the years ended December 31, 2020, 2019 and 2018, we recorded net costs of $44 million, $141 million and $38 million, respectively, in connection with significant legal proceedings and governmental investigations. The costs in the 2019 period include $69 million of accruals for the now-resolved OCOM matter described above.

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

In addition, we entered into a separate put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) that contains put and call options with respect to the 5% ownership interest in USPI held by Baylor. Each year starting in 2021, Baylor may put up to one-third of their total shares in USPI held as of April 1, 2017 by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. Baylor did not deliver a put notice to us in January 2021. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call in cash or shares of our common stock. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets at December 31, 2020 and 2019.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the years ended 2020 and 2019:

	December 31,
	2020	2019
Balances at beginning of period	$1,506	$1,420
Net income	186	192
Distributions paid to noncontrolling interests	(135)	(145)
Accretion of redeemable noncontrolling interests	4	18
Purchases and sales of businesses and noncontrolling interests, net	391	21
Balances at end of period	$1,952	$1,506

Our redeemable noncontrolling interests balances at December 31, 2020 and 2019 in the table above were comprised of $267 million and $383 million, respectively, from our Hospital Operations segment, $1.273 billion and $777 million, respectively, from our Ambulatory Care segment, and $412 million and $346 million, respectively, from our Conifer segment. Our net income attributable to redeemable noncontrolling interests for the years ended December 31, 2020 and 2019 in the accompanying Consolidated Statements of Operations included losses of $33 million and $37 million, respectively, from our

Hospital Operations segment, income of $153 million and $159 million, respectively, from our Ambulatory Care segment, and income of $66 million and $70 million, respectively, from our Conifer segment.

NOTE 19. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	Years Ended December 31,
	2020	2019	2018
Current tax expense (benefit):
Federal	$—	$(6)	$(6)
State	30	26	33
	30	20	27
Deferred tax expense (benefit):
Federal	(131)	140	156
State	4	—	(10)
	(127)	140	146
	$(97)	$160	$173

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. State income tax expense for the year ended December 31, 2020 includes $1 million of expense related to the write-off of expired or worthless unutilized state net operating loss carryforwards and other deferred tax assets for which a full valuation allowance had been provided in prior years. A corresponding tax benefit of $1 million is included for the year ended December 31, 2020 to reflect the reduction in the valuation allowance. Foreign pre-tax loss was $13 million for the year ended December 31, 2020, and $6 million for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Tax expense at statutory federal rate of 21%	$141	$67	$132
State income taxes, net of federal income tax benefit	33	21	23
Expired state net operating losses, net of federal income tax benefit	1	2	9
Tax attributable to noncontrolling interests	(75)	(79)	(70)
Nondeductible goodwill	—	4	8
Nondeductible executive compensation	6	6	4
Nondeductible litigation costs	—	7	—
Expired charitable contribution carryforward	1	8	—
Impact of decrease in federal tax rate on deferred taxes	—	—	(1)
Reversal of permanent reinvestment assumption and other adjustments related to divestiture of foreign subsidiary	—	—	(6)
Stock-based compensation tax deficiencies (benefits)	(2)	4	5
Changes in valuation allowance (including impact of decrease in federal tax rate)	(226)	133	76
Change in tax contingency reserves, including interest	—	(14)	(1)
Prior-year provision to return adjustments and other changes in deferred taxes	14	(3)	(5)
Other items	10	4	(1)
Income tax expense (benefit)	$(97)	$160	$173

The CARES Act includes a significant number of tax provisions applicable to individuals and businesses. For businesses, the CARES Act makes changes to the U.S. tax code relating to, among other things: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; and (4) the realization of corporate alternative minimum tax credits. As a result of the change in the business interest expense disallowance rules, we recorded an income tax benefit of $88 million during the year ended December 31, 2020 to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

In September 2020, we filed an application with the Internal Revenue Service (“IRS”) to change our method of accounting for certain capitalized costs on our 2019 tax return. This change in tax accounting method resulted in additional interest expense being allowed on the 2019 and 2020 tax returns. We reduced our valuation allowance by an additional $126 million in the year ended December 31, 2020 related to the change in accounting method.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$621	$—	$282
Reserves related to discontinued operations and restructuring charges	8	—	14	—
Receivables (doubtful accounts and adjustments)	173	—	165	—
Accruals for retained insurance risks	223	—	209	—
Intangible assets	—	385	—	356
Other long-term liabilities	55	—	35	—
Benefit plans	265	—	274	—
Other accrued liabilities	74	—	45	—
Investments and other assets	—	73	—	95
Interest expense limitation	8	—	219	—
Net operating loss carryforwards	566	—	179	—
Stock-based compensation	11	—	19	—
Right-of-use lease assets and obligations	224	224	—	—
Other items	86	39	45	34
	1,693	1,342	1,204	767
Valuation allowance	(55)	—	(281)	—
	$1,638	$1,342	$923	$767

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2020	2019
Deferred income tax assets	$325	$183
Deferred tax liabilities	(29)	(27)
Net deferred tax asset	$296	$156

During the year ended December 31, 2020, the valuation allowance decreased by $226 million, including a decrease of $211 million due to limitations on the tax deductibility of interest expense, a decrease of $1 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and a decrease of $14 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2020 was $55 million. During the year ended December 31, 2019, the valuation allowance increased by $133 million, including an increase of $130 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $5 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2019 was $281 million. During the year ended December 31, 2018, the valuation allowance decreased by $76 million, including an increase of $89 million due to limitations on deductions of interest expense, a decrease of $9 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and a decrease of $4 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance as of December 31, 2018 was $148 million. Deferred tax assets relating to interest expense limitations under Internal Revenue Code Section 163(j) have a full valuation allowance because the interest expense carryovers are not expected to be utilized in the foreseeable future.

We account for uncertain tax positions in accordance with FASB ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The following table summarizes the total changes in unrecognized tax benefits in continuing operations during the years ended December 31, 2020, 2019 and 2018. There were no such changes in discontinued operations. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2020, 2019 and 2018.

Continuing Operations
Balance At December 31, 2017	$46
Reductions due to a lapse of statute of limitations	(1)
Balance At December 31, 2018	$45
Reductions due to a lapse of statute of limitations	(14)
Balance At December 31, 2019	$31
Reductions due to a lapse of statute of limitations	—
Balance At December 31, 2020	$31

The total amount of unrecognized tax benefits as of December 31, 2020 was $31 million, of which $29 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. In the year ended December 31, 2020, there was no change in our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of December 31, 2019 was $31 million, of which $29 million, if recognized, would affect our effective tax rate and income tax expense from continuing operations. Income tax expense in the year ended December 31, 2019 includes a benefit of $11 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2018 was $45 million, of which $43 million, if recognized, would affect our effective tax rate and income tax expense from continuing operations. Income tax expense in the year ended December 31, 2018 includes a benefit of $1 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. We did not have any interest or penalties on unrecognized tax benefits accrued at December 31, 2020.

The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2016 remain subject to audit by the IRS.

As of December 31, 2020, no significant changes in unrecognized federal and state tax benefits are expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2020, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $2.367 billion pre-tax, $1.126 billion of which expires in 2021 to 2034 and $1.241 billion of which has no expiration date, (2) general business credit carryforwards of approximately $25 million expiring in 2023 through 2039, (3) charitable contribution carryforwards of approximately $195 million expiring in 2021 through 2025 and (4) state NOL carryforwards of approximately $3.728 billion expiring in 2021 through 2040 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $61 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 20. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for the years ended December 31, 2020, 2019 and 2018. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2020
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$399	105,010	$3.80
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,253	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$399	106,263	$3.75
Year Ended December 31, 2019
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(226)	103,398	$(2.19)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(226)	103,398	$(2.19)
Year Ended December 31, 2018
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$101	102,110	$0.99
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,771	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$101	103,881	$0.97

In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. For this reason, all potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2019. Had we generated income from continuing operations available to common shareholders in the year ended December 31, 2019, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,457 for the year ended December 31, 2019.
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

The following tables disclose the assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019:

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$140	$—	$140	$—
Long-lived assets held and used	483	—	483	—
	$623	$—	$623	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$387	$—	$387	$—

There were zero liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

As discussed in Note 6, we recognized an impairment charge of $76 million to write down buildings in one of our Hospital Operations segment’s markets to their estimated fair value.

In the year ended December 31, 2019, we recorded impairment charges in continuing operations of $26 million to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Memphis-area facilities.

Financial Instruments

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At December 31, 2020 and 2019, the estimated fair value of our long-term debt was approximately 104.5% and 106.4%, respectively, of the carrying value of the debt.

NOTE 22. ACQUISITIONS

In December 2020, USPI acquired controlling interests in 45 ASCs (collectively, the “SCD Centers”) from SurgCenter Development and physician owners. The fair value of the consideration conveyed (the “purchase price”) for the SCD Centers was $1.115 billion, consisting of a cash payment of $1.097 billion, fully funded using cash on hand, and the assumption of $18 million of center-level debt.

In addition to the SCD Centers, we acquired ownership interests in 10 outpatient businesses (all of which are in our Ambulatory Care segment), and various physician practices during the year ended December 31, 2020. The aggregate purchase price for these acquisitions was $80 million.

During the year ended December 31, 2019, we acquired ownership interests in 10 outpatient businesses (all of which are in our Ambulatory Care segment), three off-campus emergency departments and various physician practices. The aggregate purchase price for the acquisitions was $25 million.

During the year ended December 31, 2018, we acquired ownership interests in 10 outpatient businesses (all of which are in our Ambulatory Care segment) and various physician practices. The aggregate purchase price for the acquisitions was $113 million.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2020, including the SCD Centers, is preliminary. We are in process of assessing working capital balances as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying consolidated financial statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature.

Preliminary or final purchase price allocations for all the acquisitions made during the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Current assets	$67	$16	$6
Property and equipment	63	20	19
Other intangible assets	14	4	9
Goodwill	1,581	43	220
Other long-term assets, including previously held equity method investments	38	24	(18)
Current liabilities	(45)	(16)	—
Long-term liabilities	(43)	(35)	(15)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(478)	(18)	(21)
Noncontrolling interests	(20)	(7)	(85)
Cash paid, net of cash acquired	(1,177)	(25)	(113)
Gains on consolidations	$—	$6	$2

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $1.581 billion from acquisitions completed during the year ended December 31, 2020 was recorded in our Ambulatory Care segment. Approximately $14 million, $6 million and $10 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2020, 2019 and 2018, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Consolidated Statements of Operations.

During the years ended December 31, 2019 and 2018, we recognized gains totaling $6 million and $2 million, respectively, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

Pro Forma Information - Unaudited

The following table provides certain pro forma information for Tenet as if the SCD Centers acquisition had occurred at the beginning of the year ended December 31, 2019.

	Year Ended December 31,
	2020	2019
Net operating revenues	$18,034	$18,910
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$470	$(131)
Diluted earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders	$4.42	$(1.27)

NOTE 23. SEGMENT INFORMATION

Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 5, certain of these facilities were classified as held for sale in the accompanying Consolidated Balance Sheets at December 31, 2020 and 2019. At December 31, 2020, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states.

Our Ambulatory Care segment is comprised of the operations of USPI and included Aspen facilities in the United Kingdom until their divestiture effective August 17, 2018. At December 31, 2020, USPI had interests in 308 ASCs, 40 urgent care centers operated under the CareSpot brand, 24 imaging centers and 24 surgical hospitals in 31 states. As described in Note 5, certain of these facilities were classified as held for sale in the accompanying Consolidated Balance Sheet at December 31, 2020. At December 31, 2020, we owned 95% of USPI.

Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. At December 31, 2020, Conifer provided services to approximately 630 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At December 31, 2020, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31, 2020	December 31, 2019	December 31, 2018
Assets:
Hospital Operations	$18,048	$16,196	$15,705
Ambulatory Care	8,048	6,195	5,711
Conifer	1,010	974	1,014
Total	$27,106	$23,365	$22,430

	Years Ended December 31,
	2020	2019	2018
Capital expenditures:
Hospital Operations	$467	$572	$527
Ambulatory Care	51	75	68
Conifer	22	23	22
Total	$540	$670	$617

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$14,790	$15,522	$15,285
Ambulatory Care	2,072	2,158	2,085
Conifer
Tenet	528	573	590
Other clients	778	799	943
Total Conifer revenues	1,306	1,372	1,533
Inter-segment eliminations	(528)	(573)	(590)
Total	$17,640	$18,479	$18,313

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$6	$15	$10
Ambulatory Care	163	160	140
Total	$169	$175	$150

Adjusted EBITDA:
Hospital Operations	$1,911	$1,449	$1,401
Ambulatory Care	868	895	792
Conifer	367	386	357
Total	$3,146	$2,730	$2,550

Depreciation and amortization:
Hospital Operations	$739	$733	$685
Ambulatory Care	81	72	68
Conifer	37	45	49
Total	$857	$850	$802

	Years Ended December 31,
	2020	2019	2018
Adjusted EBITDA	$3,146	$2,730	$2,550
Income (loss) from divested and closed businesses	20	(2)	9
Depreciation and amortization	(857)	(850)	(802)
Impairment and restructuring charges, and acquisition-related costs	(290)	(185)	(209)
Litigation and investigation costs	(44)	(141)	(38)
Interest expense	(1,003)	(985)	(1,004)
Gain (loss) from early extinguishment of debt	(316)	(227)	1
Other non-operating income (expense), net	1	(5)	(5)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	14	(15)	127
Income from continuing operations, before income taxes	$671	$320	$629

NOTE 24. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans –General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14, which remove, modify or add certain disclosure requirements as part of the FASB’s disclosure framework project to improve the effectiveness of the notes to the financial statements, are effective for us beginning in 2021. The adoption of this guidance will not impact our financial position, results of operations or cash flows.

Recently Adopted Accounting Standards

Effective January 1, 2020, as further discussed in Note 1, we adopted ASU 2016-13 using the modified retrospective transition approach as of the period of adoption. Also effective January 1, 2020, we adopted ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Framework Requirements for Fair Value Measurement” (“ASU 2018-13”) using the prescribed transition method and ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”) using the prospective transition method. The adoption of ASU 2018-13 and ASU 2018-15 did not have a material effect on our financial position, results of operations or cash flows.

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

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

The tables below present our quarterly results for the years ended December 31, 2020 and 2019. Quarterly amounts presented for the year ended December 31, 2019 have been adjusted to reflect the change in method of accounting for our estimated professional and general liability claims, which was implemented in March 2020. See Note 1 to the accompanying Consolidated Financial Statements for additional discussion of this change in accounting principle.

	Year Ended December 31, 2020
	First	Second	Third	Fourth
Net operating revenues	$4,520	$3,648	$4,557	$4,915
Net income (loss)(1)	$159	$169	$(106)	$546
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$93	$88	$(196)	$414
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic	$0.89	$0.84	$(1.86)	$3.92
Diluted	$0.88	$0.83	$(1.86)	$3.86

	Year Ended December 31, 2019
	First	Second	Third	Fourth
Net operating revenues	$4,545	$4,560	$4,568	$4,806
Net income (loss)	$72	$121	$(146)	$124
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(12)	$26	$(226)	$(3)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic	$(0.11)	$0.25	$(2.18)	$(0.03)
Diluted	$(0.11)	$0.25	$(2.18)	$(0.03)

(1)
Includes income (loss) from federal, state and local COVID-related grants of $523 million, $(70) million and $446 million during the second, third and fourth quarters, respectively, of 2020. Income (loss) recognized under these grants is reported in grant income in the accompanying Consolidated Statements of Operations, except for $12 million, $(4) million, and $9 million of grant income included in equity in earnings of unconsolidated affiliates during the second, third, and fourth quarters, respectively, of 2020. No grant income was recognized in the first quarter of 2020 or during the year ended December 31, 2019.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In December 2020, subsidiaries of USPI Holding Company, Inc., in which we own 95% of the voting common stock, acquired controlling interests in 45 ambulatory surgery centers (“SCD Centers”). We have excluded all of the SCD Centers’ operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The SCD Centers represent 6% or our consolidated total assets and less than 1% of our consolidated net operating revenues as of and for the year ended December 31, 2020. The rules of the Securities and Exchange Commission (“SEC”) require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We will complete the evaluation and integration of the SCD Centers’ operations within the required timeframe and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required. Other than this transaction, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K. Information concerning our Code of Conduct, by which all of our employees and officers, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide appears under Item 1, Business – Compliance and Ethics, of Part I of this report.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto can be found on pages 84 through 132.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 145).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

FINANCIAL STATEMENTS REQUIRED BY RULE 3-09 OF REGULATION S-X

The consolidated financial statements of Texas Health Ventures Group, L.L.C. and subsidiaries (“THVG”), which are included due to the significance of the equity in earnings of unconsolidated affiliates we recognized from our investment in THVG for the years ended December 31, 2020, 2019 and 2018 can be found on pages F-1 through F-24.

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
Indenture, dated as of June 16, 2015, between THC Escrow Corporation II and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.750% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed June 16, 2015)

(e)
Supplemental Indenture, dated as of June 16, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.750% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed June 16, 2015)

(f)
Twenty-Ninth Supplemental Indenture, dated as of June 14, 2017, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(g)
Senior Secured First Lien Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(h)
Senior Secured Second Lien Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.125% Senior Secured Second Lien Notes due 2025 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(i)
Unsecured Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.000% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(j)
Supplemental Indenture, dated as of July 14, 2017, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A. relating to 5.125% Senior Secured Second Lien Notes Due 2025 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed July 17, 2017)

(k)
Supplemental Indenture, dated as of August 1, 2017, among the Registrant and The Bank of New York Mellon Trust Company, N.A. relating to 7.000% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed August 2, 2017)

(l)
Thirtieth Supplemental Indenture, dated as of February 5, 2019, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6.250% Senior Secured Second Lien Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed February 6, 2019)

(m)
Thirty-First Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(n)
Thirty-Second Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 4.875% Senior Secured First Lien Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(o)
Thirty-Third Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 5.125% Senior Secured First Lien Notes due 2027 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(p)
Thirty-Fourth Supplemental Indenture, dated as of April 7, 2020, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.500% Senior Secured First Lien Notes Due 2025 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed April 7, 2020)

(q)
Thirty-Fifth Supplemental Indenture, dated as of June 16, 2020, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes Due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 16, 2020)

(r)
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
Amendment No. 5, dated as of April 24, 2020, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 27, 2020)

(g)
Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 10, 2014)

(h)
Amendment No. 1, dated as of September 15, 2016, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated filed September 16, 2016)

(i)
Amendment No. 3, dated as of September 12, 2019, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 13, 2019)

(j)
Amendment No. 4, dated as of March 19, 2020, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 24, 2020)

(k)
Amendment No. 5, dated as of July 29, 2020, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed August 3, 2020)

(l)
Guaranty, dated as of March 7, 2014, among Barclays Bank PLC, as administrative agent and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 10, 2014)

(m)
Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 5, 2009)

(n)
First Amendment to Stock Pledge Agreement, dated as of May 8, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(o)
Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 16, 2009)

(p)
Third Amendment to Stock Pledge Agreement, dated as of March 7, 2014, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(q)
Fourth Amendment to Stock Pledge Agreement, dated as of March 23, 2015, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(r)
Fifth Amendment to Stock Pledge Agreement, dated as of December 1, 2016, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 25, 2019)

(s)
Sixth Amendment to Stock Pledge Agreement, dated as of June 14, 2017, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 25, 2019)

(t)
Seventh Amendment to Stock Pledge Agreement, dated as of February 5, 2019, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year December 31, 2018, filed February 25, 2019)

(u)
Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 5, 2009)

(v)
Exchange and Registration Rights Agreement, dated as of April 7, 2020, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 7, 2020)

(w)
Exchange and Registration Rights Agreement, dated as of June 16, 2020, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 16, 2020)

(x)
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

(aa)	Amendment No. 1 to Employment Agreement, dated February 27, 2019 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 1, 2019)*

(bb)	Amendment No. 2 to Employment Agreement, dated as of February 26, 2020 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 28, 2020)*

(cc)
Employment Agreement, dated November 27, 2018, by and between the Registrant and Saumya Sutaria, M.D. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 30, 2018)*

(dd)
Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(ee)
Letter from the Registrant to Audrey Andrews, dated January 22, 2013 (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013)*

(ff)
Letter from the Registrant to Paola Arbour, dated May 3, 2018 (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 4, 2020)*

(gg)
Retirement, General Release, and Consulting Agreement, dated as of June 19, 2019, by and between Tenet Business Services Corporation and Keith B. Pitts (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 21, 2019)*

(hh)	Tenet Fifth Amended and Restated Executive Severance Plan, as amended and restated effective February 1, 2021*

(ii)
Tenet Healthcare Corporation Tenth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2018 (Incorporated by reference to Exhibit 10(cc) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 25, 2019)*

(jj)
Ninth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(kk)
Sixth Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective January 1, 2020 (Incorporated by reference to Exhibit 10(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(ll)
Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan, as amended and restated effective March 10, 2016 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 1, 2016)*

(mm)
Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(nn)
Forms of Award used to evidence (i) grants of cash-based long-term performance awards, (ii) grants of non-qualified stock option performance awards and (iii) grants of restricted stock unit awards under the Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(hh) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 26, 2018)*

(oo)
Terms and Conditions of Non-Qualified Stock Option Performance Awards granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 7, 2017)*

(pp)
Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed April 30, 2018)*

(qq)
Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer on June 29, 2018 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 6, 2018)*

(rr)
Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer on February 27, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(pp) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(ss)
Terms and Conditions of Restricted Stock Unit Award granted to Saumya Sutaria, M.D. on January 31, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(qq) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(tt)
Terms and Conditions of Restricted Stock Unit Award granted to Saumya Sutaria, M.D. on February 27, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(rr) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(uu)	Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 3, 2019)*

(vv)
Forms of Award used to evidence (i) initial grants of restricted stock units to directors and (ii) annual grants of restricted stock units to directors, each under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(tt) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(ww) Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(xx) Fifth Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective as of November 4, 2020*

(yy)
Eighth Amended and Restated Tenet Executive Retirement Account, as amended and restated effective as of April 26, 2019 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 5, 2019)*

(zz)
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

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)
Date: February 19, 2021	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 19, 2021	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer Executive Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 19, 2021	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 19, 2021	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Date: February 19, 2021	By:	/s/ JAMES L. BIERMAN
James L. Bierman Director
Date: February 19, 2021	By:	/s/ RICHARD FISHER
Richard Fisher Director
Date: February 19, 2021	By:	/s/ CECIL D. HANEY
Cecil D. Haney Director
Date: February 19, 2021	By:	/s/ MEGHAN M. FITZGERALD
Meghan M. FitzGerald, DrPH Director
Date: February 19, 2021	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director
Date: February 19, 2021	By:	/s/ CHRIS LYNCH
Chris Lynch Director
Date: February 19, 2021	By:	/s/ RICHARD MARK
Richard Mark Director
Date: February 19, 2021	By:	/s/ TAMMY ROMO
Tammy Romo Director
Date: February 19, 2021	By:	/s/ SAUMYA SUTARIA
Saumya Sutaria, M.D. Director
Date: February 19, 2021	By:	/s/ NADJA WEST
Nadja West, M.D. Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

	Balance at Beginning of Period	Costs and Expenses(1)(2)	Deductions(3)	Other Items(4)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2020	$—	$—	$—	$—	$—
Year ended December 31, 2019	$—	$—	$—	$—	$—
Year ended December 31, 2018	$898	$—	$—	$(898)	$—
Valuation allowance for deferred tax assets:
Year ended December 31, 2020	$281	$(226)	$—	$—	$55
Year ended December 31, 2019	$148	$133	$—	$—	$281
Year ended December 31, 2018	$72	$76	$—	$—	$148

(1)Includes amounts recorded in discontinued operations.
(2)Before considering recoveries on accounts or notes previously written off.
(3)Accounts written off.
(4)Allowance for doubtful accounts eliminated in 2018 upon adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors
To the Board of Trustees of Baylor Scott & White Holdings

We have audited the accompanying consolidated financial statements of Texas Health Ventures Group, L.L.C. and its subsidiaries, which comprise the consolidated balance sheets as of June 30, 2020 and 2019, and the related consolidated statements of income, of changes in equity and of cash flows for each of the three years in the period ended June 30, 2020.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C. and its subsidiaries as of June 30, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2020 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of July 1, 2019. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
October 30, 2020

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – AS OF JUNE 30, 2020 AND 2019
(in thousands)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$52,739	$23,703
Funds due from USPI	288,180	101,282
Patient receivables	111,452	111,579
Supplies	27,720	27,017
Prepaid and other current assets	7,983	13,951
Total current assets	488,074	277,532

NON-CURRENT ASSETS:
Property and equipment, net (Note 2)	214,493	234,423
Operating lease assets (Note 7)	245,225	—
Restricted cash	1,455	1,300
Investments in unconsolidated affiliates (Note 3)	7,531	6,837
Goodwill and intangible assets, net (Note 5)	431,797	432,000
Other	225	279

Total assets	$1,388,800	$952,371

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, including funds due to USPI of $9,860 and $10,747 at June 30, 2020 and 2019, respectively	$68,696	$78,658
Accrued expenses and other current liabilities	51,643	47,092
Contract liabilities	77,239	—
Current maturities of long-term obligations	21,372	23,249
Current portion of operating lease liabilities	32,457	—
Total current liabilities	251,407	148,999

NON-CURRENT LIABILITIES:
Long-term obligations, net of current portion (Note 6)	144,808	161,930
Long-term operating lease liabilities, less current portion (Note 7)	230,969	—
Other liabilities	4,180	18,080

Total liabilities	631,364	329,009

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 8 and 9)

NONCONTROLLING INTERESTS - REDEEMABLE	205,960	170,640

MEMBERS' EQUITY:
Members’ equity	515,678	419,847
Noncontrolling interests – nonredeemable	35,798	32,875
Total equity	551,476	452,722
Total liabilities and equity	$1,388,800	$952,371
See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2020, 2019 AND 2018
(in thousands)

	2020	2019	2018
REVENUES:
Net patient service revenue	$1,204,042	$1,216,601	$1,204,516
Less provision for doubtful accounts	—	—	34,636
Net patient service revenue less provision for doubtful accounts	1,204,042	1,216,601	1,169,880

Management fee income	600	600	600
Other revenue	2,029	2,668	3,053
Total revenues	1,206,671	1,219,869	1,173,533

Grant income	24,093	—	—
Equity in earnings of unconsolidated affiliates (Note 3)	5,193	4,458	5,065

OPERATING EXPENSES:
Salaries, benefits, and other employee costs	296,560	302,202	277,721
Medical services and supplies	295,213	307,784	284,386
Management and royalty fees	45,369	46,362	41,973
Professional fees	6,828	7,700	8,679
Purchased services	63,806	64,169	56,829
Other operating expenses	135,854	146,303	137,252
Provision for doubtful accounts	—	—	25,244
Depreciation and amortization	40,286	39,962	31,829
Total operating expenses	883,916	914,482	863,913
Operating income	352,041	309,845	314,685

NONOPERATING INCOME (EXPENSES):
Interest expense	(13,708)	(15,698)	(14,091)
Interest income (Note 8)	996	1,032	711
Other (expenses)/income, net	(83)	(32)	1,059
Net income before income taxes	339,246	295,147	302,364

Income taxes	(5,315)	(5,698)	(5,099)
Net income	333,931	289,449	297,265

Net income attributable to noncontrolling interests - redeemable	(159,632)	(141,348)	(143,580)

Net income attributable to noncontrolling interests - nonredeemable	(8,487)	(5,280)	(8,648)
Net income attributable to THVG	$165,812	$142,821	$145,037
See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED JUNE 30, 2020, 2019 AND 2018
(in thousands)

		Members’ Equity
	Total Equity	USP	BUMC	Total Members’ Equity	Noncontrolling Interests - Nonredeemable
Balance at June 30, 2017	$335,258	$147,737	$148,337	$296,074	$39,184
Net income	153,685	72,373	72,664	145,037	8,648
Distributions to members	(132,424)	(63,076)	(63,329)	(126,405)	(6,019)
Contributions from members	102,545	51,169	51,376	102,545	—
Purchase of noncontrolling interests	(5,456)	674	676	1,350	(6,806)
Sale of noncontrolling interests	(225)	633	636	1,269	(1,494)
Balance at June 30, 2018	453,383	209,510	210,360	419,870	33,513
Net income	148,101	71,268	71,553	142,821	5,280
Distributions to members	(145,615)	(69,990)	(70,270)	(140,260)	(5,355)
Purchase of noncontrolling interests	(5,526)	(2,270)	(2,280)	(4,550)	(976)
Sale of noncontrolling interests	2,379	981	985	1,966	413
Balance at June 30, 2019	452,722	209,499	210,348	419,847	32,875
Net income	174,299	82,740	83,072	165,812	8,487
Cumulative effect of change in accounting principle	68	34	34	68	—
Distributions to members	(74,992)	(35,444)	(35,586)	(71,030)	(3,962)
Purchase of noncontrolling interests	(1,750)	(365)	(366)	(731)	(1,019)
Sale of noncontrolling interests	1,129	854	858	1,712	(583)
Balance at June 30, 2020	$551,476	$257,318	$258,360	$515,678	$35,798
See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2020, 2019 AND 2018
(in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$333,931	$289,449	$297,265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	—	59,880
Depreciation and amortization	40,286	39,962	31,829
Amortization of debt issue costs	15	12	5
Equity in earnings (losses) of unconsolidated affiliates, net of distributions received	(693)	150	156
Loss/(gain) on sale of assets	198	251	(2)
Noncash lease expense	1,077	—	—
Changes in operating assets and liabilities, net of effects from purchases of new businesses:
Decrease/(increase) in patient receivables	126	(4,153)	(62,006)
Decrease/(increase) in supplies, prepaid, and other assets	5,266	(6,363)	(4,639)
Increase in contract liabilities	77,239	—	—
(Decrease)/increase in accounts payable, accrued expenses, and other liabilities	(243)	7,657	7,980
Net cash provided by operating activities	457,202	326,965	330,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received	—	—	925
Purchases of property and equipment	(22,476)	(46,465)	(47,693)
Sale of property and equipment	182	170	206
Decrease/(increase) in deposits and notes receivables	—	35	(44)
Other investing activities	—	(284)	13
(Increase)/decrease in funds due from United Surgical Partners, Inc.	(186,898)	13,126	(21,158)
Net cash used in investing activities	(209,192)	(33,418)	(67,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	2,376	11,500	26,078
Payments on debt obligations	(21,324)	(21,829)	(49,029)
Distributions to noncontrolling interest owners	(130,340)	(145,796)	(144,265)
Purchases of noncontrolling interests	(3,867)	(12,792)	(8,215)
Sales of noncontrolling interests	5,366	7,153	9,609
Contribution from members	—	—	20,925
Distributions to members	(71,030)	(140,260)	(126,405)
Net cash used in financing activities	(218,819)	(302,024)	(271,302)

Increase/(decrease) in cash and restricted cash	29,191	(8,477)	(8,585)
Cash and restricted cash, beginning of period	25,003	33,480	42,065
Cash and restricted cash, end of period	$54,194	$25,003	$33,480

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$13,783	$15,776	$13,991
Cash paid for income taxes	—	5,222	5,076

NONCASH TRANSACTIONS:
Assets acquired under finance lease obligations	$—	$1,472	$32,033
(Decrease)/increase in accounts payable due to property and equipment received but not paid	(2,033)	(10,764)	12,322
Tyler acquisition	—	—	81,620
Right of use assets acquired under operating leases	9,001	—	—

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
FOR THE YEARS ENDED JUNE 30, 2020, 2019 AND 2018
(in thousands)

	2020	2019	2018
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash at beginning of period	$23,703	$29,041	$32,105
Restricted cash at beginning of period	1,300	4,439	9,960
Cash and restricted cash at beginning of period	$25,003	$33,480	$42,065

Cash at end of period	$52,739	$23,703	$29,041
Restricted cash at end of period	1,455	1,300	4,439
Cash and restricted cash at end of period	$54,194	$25,003	$33,480
See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997, for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. THVG is a joint venture between Baylor University Medical Center (BUMC), an affiliate of Baylor Scott & White Holdings (BSW Holdings), who owns 50.1% of THVG, and USP North Texas, Inc. (USP), a Texas corporation and consolidated subsidiary of United Surgical Partners International, Inc. (USPI), who owns 49.9% of THVG. USPI is a subsidiary of Tenet Healthcare Corporation (Tenet). BSW Holdings and its controlled affiliates are referred to collectively herein as “BSWH.” THVG’s fiscal year ends June 30. Fiscal years of THVG’s subsidiaries end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of June 30, 2020 and 2019, and for the years ended, June 30, 2020, 2019, and 2018.
THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in Texas. At June 30, 2020, THVG operated thirty-three facilities (the Facilities) under management contracts, thirty-two of which are consolidated for financial reporting purposes and one of which is accounted for under the equity method. THVG also has one consolidated facility and one equity method investment in a facility that does not fall under a management contract. In addition, THVG holds equity method investments in two real estate partnerships that are not surgical facilities and do not have ownership in any surgical facilities, as well as a consolidated legal entity that has an investment in three of the THVG-operated surgical facilities.
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
The transfer of ownership interests in Sunnyvale qualified as a common control transaction as defined by Accounting Standards Codification (ASC) 250-10-45-21 as BSWH held a controlling interest in the hospital before the transaction and continued to hold a controlling interest subsequent to the transaction. As a result, the commonly controlled entities, inclusive of Sunnyvale, which historically were not presented together were considered to be a different reporting entity. This change in reporting entity, which took place in fiscal year 2018 financial statements, required retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. For the period prior to Sunnyvale’s contribution into THVG, net income attributable to non-controlling interest was calculated at the percentage used for the previous joint venture, 40%. The Company’s historical consolidated balance sheets and related statements of income, changes in equity, cash flows, and related disclosures included Sunnyvale starting with BUMC’s acquisition of Sunnyvale on January 1, 2016. The effect of the change to net income attributable to THVG for the year ended 2018 was approximately $2,900,000.

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
Cash Equivalents
THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2020 or 2019. Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes. The Company reclassifies book overdrafts to accounts payable reflecting the reinstatement of liabilities cleared in the bookkeeping process. Changes in accounts payable, including those caused by book overdrafts, are reflected as an adjustment to reconcile net income to net cash provided by operating activities in the consolidated statements of cash flows. Book overdrafts included in accounts payable were approximately $13,390,000 and $22,212,000, as of June 30, 2020 and 2019, respectively.
Restricted Cash
THVG holds cash that is restricted as collateral for use in servicing certain of its outstanding debt agreements and ongoing construction projects. Restricted cash balances were approximately $1,455,000 and $1,300,000 as of June 30, 2020 and 2019, respectively, and are classified as non-current, consistent with the nature of their intended use based on the restrictions.
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
Property and Equipment
Property and equipment are initially recorded at cost or, when acquired as part of a business combination, at fair value at the date of acquisition. Depreciation is calculated on the straight line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are derecognized, and any gain or loss is reflected in earnings or losses of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized.
Assets held under finance leases are classified as property and equipment and amortized using the straight line method over the shorter of the useful lives or the lease terms, and the related obligations are recorded as debt. Amortization of property and

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
equipment held under finance leases and leasehold improvements is included in depreciation and amortization expense in the consolidated statements of income.
Prior to the adoption of ASC 842 Leases on July 1, 2019, THVG recorded operating lease expense on a straight-line basis unless another systematic and rational allocation was more representative of the time pattern in which the leased property is physically employed. During each year presented, THVG amortizes leasehold improvements, including amounts funded by landlord incentives or allowances for which the related deferred rent is recognized as a reduction of lease expense, over the shorter of their economic lives or the lease term.
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
Goodwill
Goodwill represents the excess purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses. In accordance with Financial Accounting Standards Board (FASB) ASC Topic 350, Intangibles – Goodwill and Other, goodwill is not amortized but is instead tested for impairment annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes a determination by management based on qualitative factors as to whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If management determines that based on these factors it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company quantitatively assesses its goodwill. The Company performs the annual impairment test each year during the fourth quarter. Impairment tests are performed at the reporting unit level. Due to the similar economic characteristics of THVG's surgical facilities, THVG has only one reporting unit. The Company tests for impairment by comparing the fair value of the reporting unit to its carrying amount (including goodwill). If the fair value exceeds the carrying amount, goodwill is not impaired. If the fair value is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized shall not exceed the total amount of goodwill recorded in the THVG reporting unit.
THVG estimates the fair value of the reporting unit using the market and income approaches. To determine the fair value of the reporting unit, the Company uses the income approach (present value of discounted cash flows) with further corroboration from the market approach (evaluation of market multiples and/or data from third-party valuation specialists). The Company applies judgment in determining the fair value of its reporting unit which is dependent on significant assumptions and estimates regarding expected future cash flows, terminal value, changes in working capital requirements, and discount rates. The factor most sensitive to change with respect to THVG’s discounted cash flow analyses is the estimated future cash flows of the reporting unit which is, in turn, sensitive to THVG’s estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than estimated, the impairment test results could differ. Although the Company believes its estimates are reasonable and consistent with market participant assumptions, actual results could differ from these estimates.
A qualitative analysis of the goodwill balance was performed in June of 2020, 2019, and 2018, and no such impairments were identified.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets, or estimates of future undiscounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2020, 2019, or 2018.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued. The Company does not have financial assets or liabilities measured at fair value on a recurring basis at June 30, 2020 and 2019. The carrying amounts of cash, restricted cash, funds due from United Surgical Partners, Inc., accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of the Company’s long-term debt is determined by Level 2 inputs which are an estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders. At June 30, 2020, the aggregate carrying amount and estimated fair value of notes payable to financial institutions are approximately $41,628,000 and $38,944,000 respectively. At June 30, 2019, the aggregate carrying amount and estimated fair value of long-term debt were approximately $52,438,000 and $46,424,000, respectively.
Revenue Recognition
Effective July 1, 2018, THVG adopted the FASB Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and related clarifying standards (ASC 606) using a modified retrospective method of application to all contracts which were not completed as of July 1, 2018. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 resulted in changes to the presentation and disclosure of amounts the Company previously classified as a provision for doubtful accounts in line with the guidance set forth by ASC 605, Revenue Recognition. A significant portion of amounts previously recorded within the provision for doubtful accounts relate to self-pay patients, co-pays, co-insurance amounts, and deductibles owed to it by patients with insurance. Under ASU 2014-09, the estimated uncollectible amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net patient service revenues. For the years ended June 30, 2020 and 2019, THVG recorded $70,557,000 and $66,277,000, respectively, of implicit price concessions as a direct reduction of net patient service revenues that would have been recorded within the Company’s provision for doubtful accounts prior to the adoption of ASU 2014-09. THVG’s accounting policies related to revenues were revised to reflect the adoption of ASC 2014-09 effective July 1, 2018. There was no impact to net accounts receivable on the balance sheet for the year ended June 30, 2019 related to the adoptions of ASC 2014-09.
All subsidiaries of THVG, except for Sunnyvale, assessed the ability of each patient to pay prior to providing service; therefore, the estimate of uncollectible amounts related to these entities was presented within the provision for doubtful accounts in the operating expenses section of the consolidated statements of income prior to the adoption of ASU 2014-09. Sunnyvale does not assess the ability to pay prior to providing service, and as such, the related estimate of uncollectible amounts for this entity was presented within the provision for doubtful accounts as a component of total revenues prior to the adoption of ASU 2014-09. Under ASU 2014-09, all estimated uncollectible amounts whether ability to pay is assessed prior to providing service or not, are accounted for as a direct reduction to net patient service revenues.
THVG has agreements with third-party payors that provide for payments to THVG at amounts different from its established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients and third-party payors (including managed care payors and government programs) for services rendered. Amounts recorded as net patient service revenue include estimated contractual adjustments under reimbursement agreements with third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and implicit price concessions. The Company determines its estimates of contractual adjustments and discounts based on contractual agreements, its discount policies, and

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
historical experience. The Company bases its estimate of implicit price concessions on historical collection experience using a portfolio approach, as a practical expedient, rather than arriving at an individualized estimate for each patient service encounter. The financial statement effects of using this practical expedient are not material as compared to estimating implicit price concessions on an individual basis. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.
Net patient service revenue is reported at the amount that reflects consideration to which THVG expects to be entitled in exchange for providing patient care. These amounts are due from patients, third-party payors (including managed care payors and government programs) and others. Generally, THVG collects co-payments from patients at the time of service. After the service is complete, THVG prepares a final bill for the patient and third-party payor. Revenue is recognized as performance obligations are satisfied.
Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time generally relates to inpatient acute care services and is recognized based on actual charges incurred in relation to total expected (or actual) charges. Revenue for performance obligations satisfied at a point in time generally relate to patients receiving outpatient services, when: (1) services are provided; and (2) THVG does not believe the patient requires additional services.
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
For the years ended June 30, 2020 and 2019, the composition of net patient service revenue by primary payor is as follows:

	2020	2019
Managed care	$892,754	$896,828
Medicare	261,417	230,274
Medicaid	7,136	14,342
Indemnity, self-pay, and other	42,735	75,157
	$1,204,042	$1,216,601

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
The Company’s estimated costs (based on the selected operating expenses, which include allocated personnel costs, supplies, other operating expenses, and management fee) of caring for charity care patients for the years ended June 30, 2020, 2019, and 2018, was approximately $15,900,000, $15,000,000, and $7,800,000, respectively.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
Income Taxes
No amounts for federal income taxes have been reflected in the accompanying consolidated financial statements because the federal tax effects of THVG’s activities accrue to the individual members.
The Texas franchise tax applies to all THVG entities and is reflected in the accompanying consolidated statements of income. The tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statements of income for the years ended June 30, 2020, 2019, and 2018 as income tax.
THVG follows the provisions of ASC 740 Income Taxes which prescribes a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
As of June 30, 2020 and 2019, THVG had no gross unrecognized tax benefits. THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. THVG is no longer subject to U.S. federal income tax examination for years prior to 2016 and no longer subject to state and local income tax examination for fiscal years prior to 2015. THVG has identified Texas as a “major” state taxing jurisdiction. THVG does not expect or anticipate a significant change over the next twelve months in the unrecognized tax benefits.
THVG’s policy for recording interest and penalties associated with income tax matters is to record such items to income tax expense in the consolidated statements of income. There are no interest and penalties for the years ended June 30, 2020, 2019, and 2018.
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
Impact of the COVID-19 Pandemic
In March 2020, the global COVID-19 pandemic began to significantly affect THVG’s patients, communities, employees, and business operations. As the COVID-19 crisis is still evolving, much of its long-term impact remains unknown and difficult to predict. The spread of COVID-19 and the ensuing response of federal, state, and local authorities beginning in March 2020 resulted in a material reduction in the Company’s patient volumes and operating revenues. From mid-March through early May 2020, THVG facilities cancelled a substantial number of elective procedures and closed, or reduced, operating hours. Restrictive measures, such as travel bans, social distancing, quarantines, and shelter-in-place orders reduced the volume of procedures performed at the facilities more generally. During the pandemic, the Company has taken, and continues to take, various actions to increase its liquidity and mitigate the impact of reductions in its patient volumes and operating revenues from the COVID-19 pandemic. These actions have included several cash flow preservation and expense minimization initiatives such as deferral of lease and debt payments when approved by landlords and lenders, and rent abatements when approved by landlords. Furthermore, the Company furloughed some employees, delayed cash distributions to partners, and deferred certain operating expenses that are not expected to impact THVG’s response to COVID-19. The Company believes these actions, together with government relief packages, to the extent available, will help it to continue operating and be able to meet current obligations and those coming due within the next 12 months.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, and other legislative actions have mitigated some of the economic disruption caused by the COVID-19 pandemic. For the year ended June 30, 2020, THVG received cash payments of approximately $25,510,000 from the Provider Relief Fund (PRF) as part of the CARES Act. The Company recognized approximately $24,093,000 and $276,000 as grant income, and in equity in earnings of unconsolidated affiliates, respectively, in the accompanying consolidated statements of income pursuant to federal legislation and from state grant sources such as the Texas Hospital Association Foundation. Also for the year ended June 30, 2020, the Company received advance payments of approximately $77,239,000 from the Medicare accelerated payment program and recorded these funds on the consolidated balance sheets within contract liabilities. In addition, beginning March 27, 2020,

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
all employers had the option to elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. As of June 30, 2020, the Company has deferred approximately $2,570,000 of taxes pursuant to this CARES Act provision, and these are classified on the consolidated balance sheets within other liabilities.
The full impact of the COVID-19 pandemic on THVG, including the results of operations and the financial condition of the Company, is highly uncertain, will depend on future developments, and could be material to THVG’s consolidated financial statements in future reporting periods.
Recently Adopted Accounting Pronouncements
In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02), and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”), which affects any entity that enters into a lease (as that term is defined in ASC 842), with some specified scope exceptions. The main difference between the guidance in ASC 842 and ASC 840 is the recognition of right of use assets and lease liabilities by lessees for those leases classified as operating leases under current generally accepted accounting principles (GAAP). Recognition of these assets and liabilities had a material impact to THVG’s consolidated balance sheet upon adoption. In transition, the lease standard is required to be applied to leases in existence as of the date of initial application using a modified retrospective transition approach, which includes a number of optional practical expedients. This guidance was effective for the Company on July 1, 2019, and the Company used the modified retrospective method as of the period of adoption, meaning that its consolidated financial statements for periods prior to July 1, 2019 were not modified for the application of the new lease accounting standard. The Company elected the three packaged transitional practical expedients under ASC 842-10-65-1(f), to not reassess at adoption (i) expired or existing contracts for whether they are or contain a lease, (ii) the lease classification of any existing leases or (iii) initial indirect costs for existing leases. The Company also elected the practical expedient that allows lessees to choose to not separate lease and non-lease components by class of underlying asset. At July 1, 2019, the Company increased its consolidated assets by approximately $268,700,000 and the liabilities by approximately $285,800,000 related to on-balance sheet recognition of operating lease assets and liabilities. The right of use asset recognition includes the reclassification of $17,200,000 of deferred lease liabilities. The Company also recognized a cumulative effect adjustment of approximately $68,000 that increased retained earnings at July 1, 2019.
New Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 220).” The ASU is intended to improve the recognition and measurement of financial instruments. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract, with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company will adopt this standard as of fiscal year 2021. The Company does not expect adoption of this guidance to have a material effect on the Company’s balance sheet, statement of operations, or statement of cash flows.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in ASU 2018-13, which remove, modify, or add certain disclosure requirements will be adopted by the Company beginning fiscal year 2021. The adoption of this guidance will not impact the Company’s balance sheet, statement of operations, or statement of cash flows.
In June 2016, FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The current standard delays the recognition of a credit loss on a financial asset until the loss is probable of occurring. This ASU and related amendments remove the requirement that a credit loss be probable of occurring for it to be recognized. Instead, the new standard requires entities to use historical experience, current conditions, and reasonable and supportable forecasts to estimate their future expected credit losses. The provisions of this guidance are to be adopted by THVG in fiscal year 2021. The Company is currently evaluating the impact of this ASU.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
2.    PROPERTY AND EQUIPMENT
At June 30, 2020 and 2019, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated Useful Lives	2020	2019
Land	—	$1,741	$1,697
Buildings and leasehold improvements	10-40 years	272,883	272,270
Equipment	3-15 years	228,481	226,032
Furniture and fixtures	10 years	10,512	10,455
Construction in progress		677	1,250
		514,294	511,704
Less accumulated depreciation		(299,801)	(277,281)
Property and equipment, net		$214,493	$234,423

At June 30, 2020 and 2019, assets recorded under finance lease arrangements included in property and equipment consisted of the following (in thousands):

	2020	2019
Buildings	$142,603	$142,519
Equipment and furniture	3,692	3,367
	146,295	145,886
Less accumulated depreciation	(74,352)	(65,786)
Net property and equipment under finance leases	$71,943	$80,100

3.    INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES
THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

Legal Name	Facility	City	Percentage Owned
			June 30, 2020	June 30, 2019	June 30, 2018
Consolidated subsidiaries (1):
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	55.2%	55.2%	52.1%
Metroplex Surgicare Partners, Ltd.	Baylor Surgicare at Bedford	Bedford	65.8	65.8	65.8
Baylor Surgicare at North Dallas, LLC	Baylor Surgicare at North Dallas	Dallas	54.5	56.9	56.9
Fort Worth Surgicare Partners, Ltd.	Baylor Hospital of Fort Worth	Fort Worth	51.7	51.7	50.7
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.3	50.5	50.5
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1	50.1
University Surgical Partners of Dallas, L.L.P.(2)	N/A	Dallas	68.6	68.6	68.1
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	50.4	50.4	54.6
MSH Partners, L.L.C.	Baylor Medical Center at Uptown	Dallas	34.8	34.9	34.9
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	35.1	35.2	34.4
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	53.9	53.9	53.5
Frisco Medical Center, L.L.P.	Baylor Scott & White Medical Center - Frisco	Frisco	52.4	51.9	50.5
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	53.3	53.3	54.0
Bellaire Outpatient Surgery Center, L.L.P.	Baylor Surgicare at Oakton	Fort Worth	27.1	26.4	25.8
Park Cities Surgery Center, L.L.C.	Park Cities Surgery Center	Dallas	50.1	50.1	50.1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Legal Name	Facility	City	Percentage Owned
			June 30, 2020	June 30, 2019	June 30, 2018
Trophy Club Medical Center, L.P.	Baylor Medical Center at Trophy Club	Fort Worth	51.1	50.8	50.7
North Garland Surgery Center, L.L.P.	Baylor Surgicare at North Garland	Garland	51.8	54.5	54.3
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	54.7	54.7	54.7
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.3	50.1	50.1
Arlington Orthopedic and Spine Hospitals, LLC	Baylor Orthopedic and Spine Hospital at Arlington	Arlington	50.1	50.1	50.1
Baylor Surgicare at Granbury, LLC	Baylor Surgicare at Granbury	Granbury	51.2	51.2	51.2
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	51.0	51.0	53.5
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	50.4	50.4	50.1
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	51.0	53.7	55.5
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller	51.0	51.0	51.0
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0	51.0	51.0
Texas Endoscopy Centers, LLC	Texas Endoscopy	Plano/Allen	51.0	51.0	51.0
Heritage Park Surgical Hospital, LLC	Baylor Scott & White Surgical Hospital - Sherman	Sherman	52.7	52.6	52.5
Centennial ASC, LLC	Frisco Centennial Surgery Center	Frisco	50.2	50.2	50.2
Baylor Surgicare at Baylor Plano, LLC	Baylor Plano Campus	Plano	26.3	26.5	25.3
Texas Spine and Joint Hospital, LLC	Texas Spine and Joint	Tyler	54.5	54.6	54.5
Baylor Surgicare at Blue Star, LLC	Frisco Star	Frisco	26.7	26.5	25.8
Texas Regional Medical Center, LLC	Sunnyvale Hospital	Sunnyvale	64.3	62.8	62.1
SPC at the Star, LLC	SPC at the Star	Frisco	52.4	51.9	50.5

Legal Name	Facility	City	Percentage Owned
			June 30, 2020	June 30, 2019	June 30, 2018
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd. (3)	N/A	N/A	49.0%	49.0%	49.0%
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	19.9	19.4	19.3
MCSH Real Estate Investors, Ltd. (3)	N/A	N/A	2.0	2.0	2.0
Fusionetics, LLC	Fusionetics	Frisco	15.8	15.0	15.8

1.List excludes holding companies, which are wholly-owned by the Company and hold the Company’s investments in the Facilities.
2.Partnership that has investment in North Central Surgical Center, Baylor Surgicare, and Baylor Medical Center at Uptown.
3.These entities are not surgical facilities and do not have ownership in any surgical facilities.

On August 2, 2017, Texas Health Venture Texas Spine, LLC, a wholly-owned subsidiary of THVG, completed its acquisition of Texas Spine and Joint Hospital, LLC (Tyler), resulting in a 50.25% controlling interest. The consideration of $40,900,000 and $40,700,000 was paid to the sellers by BSWH and USP, respectively. From the date of contribution to June 30, 2018, THVG recognized approximately $98,600,000 of total revenues and approximately $5,800,000 of net income from Tyler. For the twelve months ended June 30, 2019, THVG recognized approximately $117,600,000 of total revenues and approximately $12,000,000 of net income from Tyler. For the twelve months ended June 30, 2020, THVG recognized approximately $131,300,000 of total revenues and approximately $23,800,000 of net income from Tyler.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
The following table summarizes the recorded values of the assets and liabilities as of the contribution date (in thousands):

Tyler
Cash and cash equivalents	$925
Current assets	15,703
Long-term assets	18,276
Goodwill	111,831
Total assets acquired	146,735

Current liabilities	10,127
Long-term liabilities	4,378
Total liabilities assumed	14,505
Noncontrolling interest	50,610
Net assets acquired	$81,620

The assets and liabilities were accounted for at their respective fair values at the date of acquisition. Noncontrolling interests (NCI) are valued upon acquisition with a discount to reflect lack of control and marketability by the NCI holders. These fair value measurements are determined by Level 2 inputs. The resulting goodwill is attributed to expected synergies from combining operations. The results of this contributed facility are included in THVG’s consolidated financial statements from the date of contribution.
The following table presents the unaudited pro forma results as if THVG had acquired Tyler on July 1, 2017 (in thousands). The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisitions were completed on the date indicated, nor is indicative of the future operating results of THVG.

	Year Ended June 30,
	2020	2019	2018
Total revenues	$1,206,671	$1,219,869	$1,178,160
Net income attributable to THVG	$165,812	$142,821	$143,420

4.    NONCONTROLLING INTERESTS
The Company controls and therefore consolidates the results of 33 of its 35 operating facilities at June 30, 2020. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effects are classified within financing activities.
During the fiscal year ended June 30, 2020, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $3,867,000 and $5,366,000, respectively. During the fiscal year ended June 30, 2019, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $12,792,000 and $7,153,000, respectively. During the fiscal year ended June 30, 2018, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $8,215,000 and $9,609,000 respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to the Company’s equity.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
The impact of these transactions is summarized as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Net income attributable to the company	$165,812	$142,821	$145,037
Net transfers to the noncontrolling interests:
(Decrease)/increase in the Company’s equity for (losses)/gains related to purchase of subsidiaries’ equity interests	(731)	(4,550)	1,350
Increase in the Company’s equity for gains related to sales of subsidiaries’ equity interests	1,712	1,966	1,269
Net transfers to noncontrolling interests	981	(2,584)	2,619
Net increase in the company's equity due to equity interest transactions with noncontrolling interests	$166,793	$140,237	$147,656

Upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity in noncontrolling interests-redeemable for the years ended June 30, 2020, 2019, and 2018 is summarized below (in thousands):

Balance, June 30, 2017	$109,147
Net income attributable to noncontrolling interests	143,580
Distributions to noncontrolling interests	(138,245)
Purchases of noncontrolling interests	(2,512)
Sales of noncontrolling interests	9,836
Noncontrolling interests attributable to business acquisition	50,610
Balance, June 30, 2018	172,416
Net income attributable to noncontrolling interests	141,348
Distributions to noncontrolling interests	(140,441)
Purchases of noncontrolling interests	(7,457)
Sales of noncontrolling interests	4,774
Balance, June 30, 2019	170,640
Net income attributable to noncontrolling interests	159,632
Distributions to noncontrolling interests	(126,378)
Purchases of noncontrolling interests	(2,171)
Sales of noncontrolling interests	4,237
Balance, June 30, 2020	$205,960

5.    GOODWILL AND INTANGIBLES
The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2020 and 2019 (in thousands):

Balance, June 30, 2018	$431,608
Additions:	—
Balance, June 30, 2019	431,608
Additions:	—
Balance, June 30, 2020	$431,608

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
Goodwill additions resulting from business combinations are recorded and assigned to the parent and noncontrolling interests. There were no transactions in 2020 or 2019 resulting in a change in goodwill.
The Company has non-compete contracts recorded as intangible assets, which are subject to amortization. The gross carrying amount of the non-compete contract intangibles as of June 30, 2020 and 2019 was approximately $676,000. The accumulated amortization as of June 30, 2020 and 2019 was $487,000 and $351,000, respectively. The aggregate amortization expense for the non-compete contract intangibles for the years ended June 30, 2020, 2019, and 2018 was approximately $137,000, $118,000, and $80,000, respectively.
The estimated aggregate amortization expense for the fiscal year ending June 30, 2021 is $137,000 and $52,000 for fiscal year ending June 30, 2022. The recorded intangible assets are fully amortized by fiscal year 2022.
6.    LONG-TERM OBLIGATIONS
 At June 30, 2020 and 2019, long-term obligations consisted of the following (in thousands):

	2020	2019
Finance lease obligations (Note 7)	$124,552	$132,741
Notes payable to financial institutions	41,628	52,438
Total long-term obligations	166,180	185,179
Less current portion	(21,372)	(23,249)
Long-term obligations, less current portion	$144,808	$161,930

The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2020 and thereafter are as follows (in thousands):

2021	$11,636
2022	11,104
2023	8,955
2024	5,806
2025	2,904
Thereafter	1,223
Total long-term obligations	$41,628

The Facilities have notes payable to financial institutions which mature at various dates through 2025 and accrue interest at fixed and variable rates ranging from 2% to 8%. The weighted average interest rate of the notes as of June 30, 2020 was 4.43%. The payment terms of the notes payable generally require monthly payments, with some agreements having quarterly payments. Each note is collateralized by certain assets of the respective facility. Many of the notes contain various restrictive covenants, including financial covenants that limit THVG’s ability and the ability of the Facilities to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, and pay dividends. The Company believes it is in accordance with all of the covenants as of June 30, 2020.
Finance lease obligations are collateralized by underlying real estate or equipment and have interest rates ranging from 1% to 13%.
7.    LEASES
THVG determines if an arrangement is a lease at inception of the contract. The right-of-use assets represent the Company’s right to use the underlying assets for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company estimates an incremental borrowing rate for each center by utilizing historical and projected financial data, estimating

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
a hypothetical credit rating using publicly available market data, and adjusting the market data to reflect the effects of collateralization.
THVG’s operating leases are primarily for real estate, including outpatient facilities and corporate and other administrative offices, as well as medical and office equipment. The Company’s finance leases are primarily for medical equipment, along with select real estate assets. The Company’s real estate agreements typically have initial terms of five to 10 years, and its equipment lease agreements typically have initial terms of three years. The Company does not record leases with an initial term of 12 months or less (“short-term leases”) in its consolidated balance sheets.
The Company’s real estate leases may include one or more options to renew, with renewals that can extend the lease term from five to 10 years. The exercise of lease renewal options is at the Company’s sole discretion. In general, THVG does not consider renewal options to be reasonably likely to be exercised, therefore, renewal options are generally not recognized as part of its right-of-use assets and lease liabilities. Certain leases also include an option to purchase the leased property. The useful life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Many medical equipment leases have terms with a bargain purchase option that is reasonably certain of exercise, so medical equipment assets can have useful lives that can range on average from three to five years.
Certain lease agreements for real estate include payments based on actual common area maintenance expenses and others include rental payments adjusted periodically for inflation. These variable lease payments are recognized in other operating expenses, but are not included in the right-of-use asset or liability balances. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.
The following table presents the components of the Company’s right-of-use assets and liabilities related to leases and their classification in the consolidated balance sheet at June 30, 2020 (in thousands):

Component of Lease Balances	Classification in Consolidated Balance Sheet	June 30, 2020
Assets:
Operating lease assets	Operating lease assets	$245,225
Finance lease assets	Property and equipment, net	71,943
Total leased assets		$317,168

Liabilities:
Operating lease liabilities:
Current	Current portion of operating lease liabilities	$32,457
Long-term	Long-term operating lease liabilities, less current portion	230,969
Total operating lease liabilities		263,426
Finance lease liabilities:
Current	Current portion of long-term debt	9,685
Long-term	Long-term debt, net of current portion	114,867
Total finance lease liabilities		124,552
Total lease liabilities		$387,978

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
The following table presents the components of the Company’s lease expense and their classification in the consolidated statement of income for the year ended June 30, 2020 (in thousands):

		Year Ended
Component of Lease Expense	Classification in Consolidated Statement of Income	June 30, 2020
Operating lease expense	Other operating expenses	$41,245
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	8,382
Interest on lease liabilities	Interest expense	11,582
Total finance lease expense		19,964

Variable lease expense	Other operating expenses	8,087
Short-term lease expense	Other operating expenses	1,502
Sublease income	Other operating expenses	(305)
Total lease expense		$70,493

The weighted-average lease terms and discount rates for operating and finance leases are presented in the following table:

Weighted Average Lease Terms	June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	8.81
Finance leases	9.29

Weighted-average discount rate
Operating leases	4.04%
Finance leases	9.41%

Cash flow and other information related to leases is included in the following table (in thousands):

Year Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$42,207
Operating cash outflows from finance leases	11,637
Financing cash outflows from finance leases	8,132

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$9,001
Finance leases	—

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
Future maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

	Finance Leases	Operating Leases
Year ending June 30:
2021	$20,960	$41,693
2022	20,041	39,928
2023	19,437	36,257
2024	20,073	33,486
2025	20,404	29,194
Thereafter	86,590	134,757
Total minimum lease payments	187,505	315,315
Amount representing interest	(62,953)	(51,889)
Present value of minimum lease payments	$124,552	$263,426

Future maturities of lease liabilities as of June 30, 2019, prior to the Company’s adoption of ASU 2016-02, with remaining terms in excess of one year, are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending June 30:
2020	$20,565	$39,576
2021	20,858	37,875
2022	19,994	36,542
2023	19,432	34,991
2024	20,073	33,399
Thereafter	106,914	163,108
Total minimum lease payments	$207,836	$345,491
Amount representing imputed interest	(75,095)
Present value of minimum lease payments	$132,741

Total rent expense under operating leases was approximately $50,529,000, $51,417,000, and $48,190,000 for the years ended June 30, 2020, 2019, and 2018, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.
8.    RELATED-PARTY TRANSACTIONS
THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by BSWH and USP, resulting in THVG incurring management and royalty fee expense payable to BSWH and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was $600,000 for each of the years ended June 30, 2020, 2019, and 2018, and is included in other revenue in the accompanying consolidated statements of income.
The management and royalty fee expense to BSWH and USP was approximately $45,369,000, $46,362,000, and $41,973,000 for the years ended June 30, 2020, 2019, and 2018, respectively, and is reflected in operating expenses in THVG’s consolidated statements of income. For each year presented, of the total, 64.3% and 1.7% represent management fees payable to USP and BSWH, respectively, and 34% represents royalty fees payable to BSWH, with the exception of Sunnyvale, whose management fees are payable 55.6% and 44.4% to USP and BSWH, respectively.
Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 5.0% to 7.0% of their net patient service revenue annually, subject, in some cases, to an annual cap.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
In addition, a subsidiary of USPI pays certain expenses, primarily related to insurance premiums, data warehousing, and accounts payables processing, on behalf of THVG which are recorded within the operating expenses section of the accompanying consolidated statements of income. These expenses, net of management fees attributable to USPI, amounted to $43,784,000, $45,940,000, and $57,553,000 for the years ended June 30, 2020, 2019, and 2018, respectively.
USPI holds funds through an arrangement with THVG by which cash on hand at certain of THVG’s bank accounts is swept to USPI on a daily basis. USPI pays THVG interest income at the Federal Reserve Prime rate less 2.5% of the average daily balance. USPI pays the Facilities interest income at 0.25% of the Facilities’ average daily balance. Amounts held by USPI on behalf of THVG and the Facilities, shown in Funds due from United Surgical Partners, Inc. on the accompanying consolidated balance sheets, totaled approximately $288,180,000 and $101,282,000 at June 30, 2020 and 2019, respectively. Accrued expenses that USPI paid on behalf of THVG, shown in accounts payable on the accompanying consolidated balance sheets, totaled approximately $9,860,000 and $10,747,000 at June 30, 2020 and 2019, respectively. The interest income associated with this arrangement amounted to approximately $996,000, $1,032,000, and $711,000 for the years ended June 30, 2020, 2019, and 2018, respectively.
9.    COMMITMENTS AND CONTINGENCIES
Financial Guarantees
THVG guarantees portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $3,347,000. Of the total, approximately $1,122,000 relates to the finance lease obligations of two consolidated subsidiaries, and approximately $2,225,000 relates to the operating lease obligations of one consolidated subsidiary. Both obligations are included in THVG’s consolidated balance sheets and related disclosures.
These arrangements (a) consist of guarantees of real estate and equipment financing and lease obligations, (b) are collateralized by all, or a portion of, the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2025, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The aggregate fair value of the guarantee liabilities was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2020 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.
Litigation and Professional Liability Claims
In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $15,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. USPI also purchases additional umbrella/excess policies. The limit of liability is an additional $25,000,000 annual aggregate. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. Based on historical claims activity associated with litigation and professional liability matters, the Company believes its insurance coverage is appropriate and existing exposure related to known and incurred but not reported claims is negligible. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.
10.    SUBSEQUENT EVENTS
During September and October 2020, the Department of Health and Human Services (HHS) issued updated reporting requirements significantly changing the previous guidance regarding utilization of the funds granted from the PRF under the CARES Act and other legislation. As a result of the updated guidance from HHS, the Company could be required to derecognize and return a portion of the original grant income recorded, which could be material to the Company. The Company is continuing to monitor the reporting requirements as they evolve.
Pursuant to federal legislation enacted on October 1, 2020, the Company expects the Centers for Medicare & Medicaid Services (CMS) recoupment of Medicare accelerated payments to begin in April 2021, extending into fiscal year 2022. As such, THVG expects the recoupments by CMS to extend beyond the next fiscal year, based on facts and circumstances that arose after the date of this report, June 30, 2020.

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
THVG has performed an evaluation of subsequent events through October 30, 2020, which is the date the consolidated financial statements were available to be issued. There have been no material subsequent events requiring financial statement disclosure after the balance sheet date.