Form 10-Q
period 2021-03-31
TENET HEALTHCARE CORP
filed 2021-04-30
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At April 23, 2021, there were 106,790,357 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,141	$2,446
Accounts receivable	2,745	2,690
Inventories of supplies, at cost	368	368
Assets held for sale	139	140
Other current assets	1,306	1,503
Total current assets	6,699	7,147
Investments and other assets	2,577	2,534
Deferred income taxes	297	325
Property and equipment, at cost, less accumulated depreciation and amortization ($6,172 at March 31, 2021 and $6,043 at December 31, 2020)	6,592	6,692
Goodwill	8,799	8,808
Other intangible assets, at cost, less accumulated amortization ($1,331 at March 31, 2021 and $1,284 at December 31, 2020)	1,590	1,600
Total assets	$26,554	$27,106
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$137	$145
Accounts payable	1,103	1,207
Accrued compensation and benefits	907	942
Professional and general liability reserves	263	243
Accrued interest payable	290	248
Liabilities held for sale	68	70
Contract liabilities	917	659
Other current liabilities	1,245	1,333
Total current liabilities	4,930	4,847
Long-term debt, net of current portion	15,098	15,574
Professional and general liability reserves	763	735
Defined benefit plan obligations	478	497
Deferred income taxes	29	29
Contract liabilities – long-term	655	918
Other long-term liabilities	1,593	1,617
Total liabilities	23,546	24,217
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,992	1,952
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 155,021,894 shares issued at March 31, 2021 and 154,407,524 shares issued at December 31, 2020	8	7
Additional paid-in capital	4,841	4,844
Accumulated other comprehensive loss	(282)	(281)
Accumulated deficit	(2,031)	(2,128)
Common stock in treasury, at cost, 48,334,419 shares at March 31, 2021 and 48,337,947 shares at December 31, 2020	(2,413)	(2,414)
Total shareholders’ equity	123	28
Noncontrolling interests	893	909
Total equity	1,016	937
Total liabilities and equity	$26,554	$27,106

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net operating revenues	$4,781	$4,520
Grant income	31	—
Equity in earnings of unconsolidated affiliates	42	28
Operating expenses:
Salaries, wages and benefits	2,201	2,187
Supplies	804	763
Other operating expenses, net	1,072	1,013
Depreciation and amortization	224	203
Impairment and restructuring charges, and acquisition-related costs	20	55
Litigation and investigation costs	13	2
Net gains on sales, consolidation and deconsolidation of facilities	—	(2)
Operating income	520	327
Interest expense	(240)	(243)
Other non-operating income, net	10	1
Loss from early extinguishment of debt	(23)	—
Income from continuing operations, before income taxes	267	85
Income tax benefit (expense)	(45)	75
Income from continuing operations, before discontinued operations	222	160
Discontinued operations:
Loss from operations	—	(1)
Loss from discontinued operations	—	(1)
Net income	222	159
Less: Net income available to noncontrolling interests	125	66
Net income available to Tenet Healthcare Corporation common shareholders	$97	$93
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$97	$94
Loss from discontinued operations, net of tax	—	(1)
Net income available to Tenet Healthcare Corporation common shareholders	$97	$93
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.91	$0.90
Discontinued operations	—	(0.01)
	$0.91	$0.89
Diluted
Continuing operations	$0.90	$0.89
Discontinued operations	—	(0.01)
	$0.90	$0.88
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	106,309	104,353
Diluted	108,065	105,733

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$222	$159
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	3	2
Unrealized gains on debt securities held as available-for-sale	—	1
Other comprehensive income before income taxes	3	3
Income tax expense related to items of other comprehensive income	(4)	(2)
Total other comprehensive income (loss), net of tax	(1)	1
Comprehensive net income	221	160
Less: Comprehensive income available to noncontrolling interests	125	66
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$96	$94

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$222	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224	203
Deferred income tax expense (benefit)	24	(79)
Stock-based compensation expense	14	13
Impairment and restructuring charges, and acquisition-related costs	20	55
Litigation and investigation costs	13	2
Net gains on sales, consolidation and deconsolidation of facilities	—	(2)
Loss from early extinguishment of debt	23	—
Equity in earnings of unconsolidated affiliates, net of distributions received	28	(11)
Amortization of debt discount and debt issuance costs	9	10
Pre-tax loss from discontinued operations	—	1
Other items, net	(7)	2
Changes in cash from operating assets and liabilities:
Accounts receivable	(53)	14
Inventories and other current assets	130	23
Income taxes	19	2
Accounts payable, accrued expenses and other current liabilities	(87)	(144)
Other long-term liabilities	6	(51)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(51)	(68)
Net cash provided by operating activities	534	129
Cash flows from investing activities:
Purchases of property and equipment	(121)	(182)
Purchases of businesses or joint venture interests, net of cash acquired	(25)	(55)
Proceeds from sales of facilities and other assets	13	11
Proceeds from sales of marketable securities, long-term investments and other assets	6	10
Purchases of marketable securities and equity investments	(11)	(4)
Other long-term assets	(8)	(2)
Other items, net	1	18
Net cash used in investing activities	(145)	(204)
Cash flows from financing activities:
Repayments of borrowings under credit facility	—	(240)
Proceeds from borrowings under credit facility	—	740
Repayments of other borrowings	(541)	(48)
Proceeds from other borrowings	4	7
Debt issuance costs	—	(1)
Distributions paid to noncontrolling interests	(119)	(76)
Proceeds from sale of noncontrolling interests	6	2
Purchases of noncontrolling interests	(2)	—
Proceeds from exercise of stock options and employee stock purchase plan	7	2
Medicare advances and grants received by unconsolidated affiliates	19	—
Other items, net	(68)	40
Net cash provided by (used in) financing activities	(694)	426
Net increase (decrease) in cash and cash equivalents	(305)	351
Cash and cash equivalents at beginning of period	2,446	262
Cash and cash equivalents at end of period	$2,141	$613
Supplemental disclosures:
Interest paid, net of capitalized interest	$(190)	$(172)
Income tax payments, net	$(2)	$(3)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we,” “our” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes USPI Holding Company, Inc. (“USPI”), at March 31, 2021 we operated 65 hospitals and over 540 other healthcare facilities, including surgical hospitals, ambulatory surgery centers, urgent care and imaging centers, and other care sites and clinics. We also operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

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

Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID-19 pandemic on our operations, business, financial condition and cash flows; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal, state and local healthcare and business regulations, including mandated closures and other operating restrictions; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Certain prior-year amounts have been reclassified to conform to the current year presentation. In the accompanying Condensed Consolidated Balance Sheets, income tax receivable has been reclassified to other current assets, as it is no longer significant enough to present separately.

COVID-19 Pandemic

During 2020, federal, state and local authorities undertook several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government during 2020 included the Coronavirus Aid, Relief, and Economic Security Act, the Paycheck Protection Program and Health Care Enhancement Act, the Continuing Appropriations Act, 2021 and Other Extensions Act, and the Consolidated Appropriations Act, 2021 (collectively, the “COVID Acts”). Through the COVID Acts, the federal government authorized funding to be distributed through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). Additionally, the COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals and other care providers more quickly and permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Our participation in these programs and related accounting policies are summarized below.

Grant Income. During the three months ended March 31, 2021, we received cash payments of $59 million from the Provider Relief Fund and state and local grant programs, including $28 million received by our unconsolidated affiliates. We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. Our estimates could change materially in the future based on our operating performance or COVID-19 activities, as well as the government’s grant compliance guidance. Grant income recognized by our Hospital Operations and other (“Hospital Operations”) and Ambulatory Care segments is presented in grant income and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates in our statement of operations. During the three months ended March 31, 2021, we recognized grant income of $24 million in our Hospital Operations segment and $7 million in our Ambulatory Care segment. We recognized an additional $6 million of Provider Relief Fund income during this period, which was classified as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.

Disbursements from the Provider Relief Fund and other state and local programs began in the second quarter of 2020; therefore, no grant payments were received or grant income recognized during the three months ended March 31, 2020. At both March 31, 2021 and December 31, 2020, we had deferred grant payments remaining of $18 million, which amounts were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for those periods.

Medicare Accelerated Payment Program. In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. The COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to healthcare providers more quickly. Recipients may retain the accelerated payments for one year from the date of receipt before recoupment commences, which will be effectuated by a 25% offset of claims payments for 11 months, followed by a 50% offset for the succeeding six months. At the end of the 29-month period, interest on the unpaid balance will be assessed at 4.00% per annum. The initial 11-month recoupment period began in April 2021.

Our Hospital Operations and Ambulatory Care segments both received advance payments from the Medicare accelerated payment program during 2020. No additional advances were received in the three months ended March 31, 2021. Advances totaling $857 million and $603 million were included in contract liabilities and $639 million and $902 million were included in contract liabilities – long term in the accompanying Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively.

Deferral of Employer Payroll Tax Match Payments. Social Security taxes deferred under the COVID Acts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We had deferred Social Security tax payments totaling $130 million included in accrued compensation and benefits and $130 million included in other long‑term liabilities in the accompanying Condensed Consolidated Balance Sheets at both March 31, 2021 and December 31, 2020.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.141 billion and $2.446 billion at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, our book overdrafts were $171 million and $154 million, respectively, which were classified as accounts payable.

At March 31, 2021 and December 31, 2020, $172 million and $166 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at March 31, 2021 and December 31, 2020, we had $42 million and $93 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $36 million and $85 million, respectively, were included in accounts payable.

During the three months ended March 31, 2021 and 2020, we recorded right-of-use assets related to non‑cancellable finance leases of $11 million and $15 million, respectively, and related to non-cancellable operating leases of $46 million and $54 million, respectively.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At March 31, 2021:
Capitalized software costs	$1,836	$(1,125)	$711
Trade names	102	—	102
Contracts	872	(116)	756
Other	111	(90)	21
Total	$2,921	$(1,331)	$1,590

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2020:
Capitalized software costs	$1,800	$(1,084)	$716
Trade names	102	—	102
Contracts	872	(111)	761
Other	110	(89)	21
Total	$2,884	$(1,284)	$1,600

Estimated future amortization of intangibles with finite useful lives at March 31, 2021 is as follows:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2021	2022	2023	2024	2025
Amortization of intangible assets	$907	$128	$125	$112	$102	$87	$353

We recognized amortization expense of $47 million and $41 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively.

Investments in Unconsolidated Affiliates

We control 291 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (108 of 399 at March 31, 2021), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. In the three months ended March 31, 2021, equity in earnings of unconsolidated affiliates included $6 million from PRF grants recognized by our Ambulatory Care segment’s unconsolidated affiliates. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended March 31,
	2021	2020
Net operating revenues	$634	$566
Net income	$165	$109
Net income available to the investees	$102	$69

NOTE 2. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	March 31, 2021	December 31, 2020
Continuing operations:
Patient accounts receivable	$2,544	$2,499
Estimated future recoveries	156	156
Net cost reports and settlements receivable and valuation allowances	43	34
	2,743	2,689
Discontinued operations	2	1
Accounts receivable, net	$2,745	$2,690

The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Assets:
Other current assets	$255	$378
Investments and other assets	$277	$206

Liabilities:
Other current liabilities	$122	$110
Other long-term liabilities	$52	$56

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Estimated costs for:
Uninsured patients	$168	$156
Charity care patients	20	40
Total	$188	$196

NOTE 3. CONTRACT BALANCES

Hospital Operations Segment

Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. Approximately 91% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. As discussed in Note 1, the COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals more quickly. During the year ended December 31, 2020, our Hospital Operations segment received advance payments from the Medicare accelerated payment program following its expansion under the COVID Acts. These advance payments were recorded as contract liabilities in the accompanying Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. No additional advances were received in the three months ended March 31, 2021.

The opening and closing balances of contract assets and contract liabilities for our Hospital Operations segment are as follows:

		Contract Liability –	Contract Liability –
		Current	Long-term
	Contract Assets	Advances from Medicare	Advances from Medicare
December 31, 2020	$208	$510	$819
March 31, 2021	180	734	595
Increase (decrease)	$(28)	$224	$(224)

December 31, 2019	$170	$—	$—
March 31, 2020	151	—	—
Decrease	$(19)	$—	$—

Ambulatory Care Segment

During the year ended December 31, 2020, our Ambulatory Care segment also received advance payments from the expanded Medicare accelerated payment program. At March 31, 2021 and December 31, 2020, contract liabilities included $66 million and $51 million, respectively, and contract liabilities – long-term included $38 million and $62 million, respectively, of Medicare advance payments received by our unconsolidated affiliates for whom we provide cash management services.

The opening and closing balances of contract liabilities for our Ambulatory Care segment are as follows:

	Contract Liability –	Contract Liability –
	Current	Long-term
	Advances from Medicare	Advances from Medicare
December 31, 2020	$93	$83
March 31, 2021	123	44
Increase (decrease)	$30	$(39)

Our Ambulatory Care segment did not have any outstanding payments from the Medicare accelerated payment program at March 31, 2020 and December 31, 2019.

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

The opening and closing balances of Conifer’s receivables, contract assets and contract liabilities are as follows:

			Contract Liability –	Contract Liability –
		Contract Asset –	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2020	$56	$20	$56	$16
March 31, 2021	56	14	60	16
Increase (decrease)	$—	$(6)	$4	$—

December 31, 2019	$26	$11	$61	$18
March 31, 2020	23	7	61	17
Decrease	$(3)	$(4)	$—	$(1)

The difference between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets were reported as part of other current assets in our accompanying Condensed Consolidated Balance Sheets, and its current and long-term contract liabilities were reported as part of contract liabilities and contract liabilities – long-term, respectively, in our accompanying Condensed Consolidated Balance Sheets.

In the three months ended March 31, 2021 and 2020, Conifer recognized $49 million and $54 million, respectively, of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up‑front integration services that are recognized over the services period.

Contract Costs

During both of the three months ended March 31, 2021 and 2020, we recognized amortization expense related to deferred contract setup costs of $1 million. At March 31, 2021 and December 31, 2020, the unamortized customer contract costs were $23 million and $24 million, respectively, and are presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

In December 2020, we entered into a definitive agreement to sell the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. As a result, the assets and liabilities associated with these facilities were classified as held for sale at both March 31, 2021 and December 31, 2020 in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2021, assets and liabilities held for sale associated with these facilities totaled $125 million and $68 million, respectively. We completed the sale of these facilities on April 30, 2021.

In the three months ended September 30, 2020, a building we owned in the Philadelphia area met the criteria to be classified as held for sale. As a result, the building and related assets were classified as held for sale at both March 31, 2021 and December 31, 2020 in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2021, assets held for sale related to this building totaled $14 million. We completed the sale of the building in April 2021 for $16 million.

Assets and liabilities classified as held for sale at March 31, 2021 were comprised of the following:

Accounts receivable	$14
Other current assets	6
Investments and other long-term assets	41
Property and equipment	39
Goodwill	39
Current liabilities	(31)
Long-term liabilities	(37)
Net assets held for sale	$71

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $20 million, consisting of $16 million of restructuring charges and $4 million of acquisition-related costs. Restructuring charges consisted of $4 million of employee severance costs, $6 million related to the transition of various administrative functions to our Global Business Center (“GBC”) in the Philippines and $6 million of other restructuring costs. Acquisition‑related costs consisted of $4 million of transaction costs.

During the three months ended March 31, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $55 million, consisting of $54 million or restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $10 million of employee severance costs, $15 million related to the transition of various administrative functions to our GBC, $23 million of charges due to the termination of USPI’s previous management equity plan, $1 million of contract and lease termination fees, and $5 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs.

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

At March 31, 2021, our continuing operations consisted of three reportable segments, Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost-effective structure, such as the establishment of offshore support operations at our GBC. Certain restructuring and acquisition-related costs are based on estimates. Changes in estimates are recognized as they occur.

NOTE 6. LONG-TERM DEBT

The table below shows our long-term debt at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Senior unsecured notes:
6.750% due 2023	$1,872	$1,872
7.000% due 2025	—	478
6.125% due 2028	2,500	2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	1,870	1,870
4.625% due 2024	600	600
7.500% due 2025	700	700
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
Senior secured second lien notes:
5.125% due 2025	1,410	1,410
6.250% due 2027	1,500	1,500
Finance leases, mortgage and other notes	383	403
Unamortized issue costs and note discounts	(162)	(176)
Total long-term debt	15,235	15,719
Less current portion	137	145
Long-term debt, net of current portion	$15,098	$15,574

Senior Unsecured Notes and Senior Secured Notes

In March 2021, we retired approximately $478 million aggregate principal amount of our 7.000% senior unsecured notes due 2025 in advance of their maturity date. We paid approximately $495 million from cash on hand to retire the notes. In connection with the retirement, we recorded a loss from early extinguishment of debt of $23 million in the three months ended March 31, 2021, primarily related to the difference between the purchase price and the par value of the notes, as well as the write-off of associated unamortized issuance costs.

Credit Agreement

We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended to date, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we further amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. At March 31, 2021, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.900 billion was available for borrowing under the revolving credit facility at March 31, 2021.

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

Outstanding revolving loans accrue interest at either (i) a base rate plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self-pay accounts.

Letter of Credit Facility

In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to incrementally increase the maximum secured debt covenant from 4.25 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ended March 31, 2021, which maximum ratio will step down incrementally on a quarterly basis through the quarter ending December 31, 2021. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At March 31, 2021, we had $92 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES

At March 31, 2021, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $122 million. We had a total liability of $98 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2021.

At March 31, 2021, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $81 million. Of the total, $10 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in the accompanying Condensed Consolidated Balance Sheet at March 31, 2021.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 include $14 million and $13 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2020	912,531	$22.51
Exercised	(293,581)	20.68
Outstanding at March 31, 2021	618,950	$23.38	$18	6.9 years
Vested and expected to vest at March 31, 2021	618,950	$23.38	$18	6.9 years
Exercisable at March 31, 2021	391,748	$19.96	$13	6.5 years

There were 293,581 and 27,167 stock options exercised during the three months ended March 31, 2021 and 2020, respectively, with aggregate intrinsic values of $10 million and less than $1 million, respectively. We did not grant any stock options during the months ended March 31, 2021 and 2020.

At March 31, 2021, there were $1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of less than one year.

The following table summarizes information about our outstanding stock options at March 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$18.99 to $20.609	391,748	6.5 years	$19.96	391,748	$19.96
$20.61 to $35.430	227,202	7.6 years	29.26	—	N/A
	618,950	6.9 years	$23.38	391,748	$19.96

Restricted Stock Units

The following table summarizes RSU activity during the three months ended March 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,095,206	$25.87
Granted	708,577	54.94
Vested	(304,688)	26.12
Forfeited	(14,582)	27.74
Unvested at March 31, 2021	2,484,513	$34.26

In the three months ended March 31, 2021, we granted an aggregate of 708,577 restricted stock units (“RSUs”). Of these, 260,071 will vest and be settled ratably over a three-year period from the grant date, 189,215 will vest and be settled ratably over eight quarterly periods from the grant date, and 14,192 will vest and be settled on December 31, 2021. We also granted 3,057 RSUs to a new member of our board of directors, consisting of an initial grant of 1,372 units and a pro-rata annual grant of 1,685 units. Both the initial grant and the annual grant vested immediately, however, the initial grant settles upon separation from the board, while the annual grant settles on the third anniversary of the grant date. In addition, we granted 241,150 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2021 to 2023. Provided the goals are achieved, the performance-based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance-based RSUs that could vest will range from 0% to 200% of the 241,150 units granted, depending on our level of achievement with respect to the performance goals.

In the three months ended March 31, 2020, we granted an aggregate of 1,423,953 RSUs. Of these, 493,929 will vest and be settled ratably over a three-year period from the grant date, 104,167 will vest and be settled ratably over a four‑year period from the grant date, and 359,713 will vest and be settled ratably over 11 quarterly periods from the grant date. In addition, we granted 386,016 performance-based RSUs; the vesting of these RSUs is contingent on our achievement of specified performance goals for the years 2020 to 2022. Provided the goals are achieved, the performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance-based RSUs that could vest will range from 0% to 200% of the 386,016 units granted, depending on our level of achievement with respect to the performance goals. We also granted 80,128 performance-based RSUs to a Conifer senior officer, which were subsequently forfeited.

The fair value of an RSU is based on our share price on the grant date. For certain of the performance-based RSU grants during the three months ended March 31, 2021 and 2020, the number of units that will ultimately vest is subject to adjustment based on the achievement of a market-based condition. As noted above, the fair value of these RSUs is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Three Months Ended March 31,
	2021	2020
Expected volatility	71.76%	54.74%
Risk-free interest rate	0.22%	1.16%

At March 31, 2021, there were $58 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 2.0 years.

USPI Management Equity Plan

USPI maintains a separate management equity plan under which it grants RSUs representing a contractual right to receive one share of USPI’s non-voting common stock in the future. RSUs granted under the plan generally vest 20% in each of the first three years on the anniversary of the grant date with the remaining 40% vesting on the fourth anniversary of the grant date. Once the requisite holding period is met, during specified times the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non-voting common shares can be made in cash or in shares of Tenet’s common stock.

The following table summarizes RSU activity under USPI’s management equity plan during the three months ended March 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,025,056	$34.13
Vested	(373,499)	34.13
Forfeited	(47,112)	34.13
Unvested at March 31, 2021	1,604,445	$34.13

Employee Retirement Plans

In the three months ended March 31, 2021 and 2020, we recognized service cost related to one of our frozen non‑qualified defined benefit pension plans of less than $1 million for both periods in salaries, wages and benefits expense. Additionally, in the three months ended March 31, 2021 and 2020, we recognized a benefit of $1 million and expense of $2 million, respectively, related to other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and non-qualified defined benefit plans in other non-operating income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 9. EQUITY

Changes in Shareholders’ Equity

The following tables show the changes in consolidated equity during the three months ended March 31, 2021 and 2020 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2020	106,070	$7	$4,844	$(281)	$(2,128)	$(2,414)	$909	$937
Net income	—	—	—	—	97	—	44	141
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive loss	—	—	—	(1)	—	—	—	(1)
Accretion of redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(3)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(10)	—	—	—	1	(9)
Stock-based compensation expense and issuance of common stock	617	1	10	—	—	1	—	12
Balances at March 31, 2021	106,687	$8	$4,841	$(282)	$(2,031)	$(2,413)	$893	$1,016

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2019	104,197	$7	$4,760	$(257)	$(2,513)	$(2,414)	$854	$437
Net income	—	—	—	—	93	—	32	125
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(40)	(40)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(1)	—	—	—	—	(1)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(30)	—	—	—	15	(15)
Cumulative effect of accounting change	—	—	—	—	(14)	—	—	(14)
Stock-based compensation expense and issuance of common stock	331	—	10	—	—	—	—	10
Balances at March 31, 2020	104,528	$7	$4,739	$(256)	$(2,434)	$(2,414)	$861	$503

Our noncontrolling interests balances at March 31, 2021 and December 31, 2020 were comprised of $113 million and $116 million, respectively, from our Hospital Operations segment, and $780 million and $793 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the three months ended March 31, 2021 and 2020 in the table above were comprised of $4 million and $2 million, respectively, from our Hospital Operations segment, and $40 million and $30 million, respectively, from our Ambulatory Care segment.

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

The table below shows our sources of net operating revenues less implicit price concessions from continuing operations:

	Three Months Ended March 31,
	2021	2020
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$688	$705
Medicaid	259	281
Managed care	2,480	2,321
Uninsured	47	40
Indemnity and other	176	193
Total	3,650	3,540
Other revenues(1)	297	294
Hospital Operations total prior to inter-segment eliminations	3,947	3,834
Ambulatory Care	646	490
Conifer	310	332
Inter-segment eliminations	(122)	(136)
Net operating revenues	$4,781	$4,520

(1)	Primarily physician practices revenues.

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the three months ended March 31, 2021 and 2020 by $5 million and $4 million, respectively. Estimated cost report settlements and valuation allowances were included in accounts receivable in the accompanying

Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended March 31,
	2021	2020
Net patient service revenues	$619	$464
Management fees	22	21
Revenue from other sources	5	5
Net operating revenues	$646	$490

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended March 31,
	2021	2020
Revenue cycle services – Tenet	$118	$134
Revenue cycle services – other customers	169	176
Other services – Tenet	4	2
Other services – other customers	19	20
Net operating revenues	$310	$332

Other services represent approximately 7% of Conifer’s revenue for both of the three months ended March 31, 2021 and 2020 and include value-based care services, consulting services and other client-defined projects.

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

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2021	2022	2023	2024	2025
Performance obligations	$6,602	$454	$603	$603	$549	$549	$3,844

NOTE 11. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For both of the policy periods April 1, 2020 through March 31, 2021 and April 1, 2021 through March 31, 2022, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $40 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves

We are self-insured for the majority of our professional and general liability claims and purchase insurance from third‑parties to cover catastrophic claims. At March 31, 2021 and December 31, 2020, the aggregate current and long-term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.026 billion and $978 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Malpractice expense of $91 million and $73 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively.

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

Other Matters

In July 2019, certain of the entities that purchased from us the operations of Hahnemann University Hospital and St. Christopher’s Hospital for Children in Philadelphia commenced Chapter 11 bankruptcy proceedings. As previously disclosed in our Form 8-K filed September 1, 2017, the purchasers assumed our funding obligations under the Pension Fund for Hospital and Health Care Employees of Philadelphia and Vicinity (the “Fund”), a pension plan related to the operations at Hahnemann University Hospital. Pursuant to rules under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), under certain circumstances we could become liable for withdrawal liability in the event a withdrawal is triggered with respect to the Fund. In addition, pursuant to applicable ERISA rules, we could become secondarily liable if the purchasers fail to satisfy their obligations to the Fund.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the three months ended March 31, 2021 and 2020.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2021	$26	$13	$(15)	$24
Three Months Ended March 31, 2020	$86	$2	$(2)	$86

For the three months ended March 31, 2021 and 2020, we recorded costs of $13 million and $2 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

We have a put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) that contains put and call options with respect to the 5% ownership interest Baylor holds in USPI. Each year starting in 2021, Baylor may put up to one-third of their total shares in USPI held as of April 1, 2017 by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call, which is mutually agreed-upon fair market value, in cash or shares of our common stock. Baylor did not deliver a put notice to us in January 2021. In February 2021, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the USPI shares held by Baylor as of April 1, 2017. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balances at beginning of period	$1,952	$1,506
Net income	81	34
Distributions paid to noncontrolling interests	(58)	(36)
Accretion of redeemable noncontrolling interests	3	1
Purchases and sales of businesses and noncontrolling interests, net	14	21
Balances at end of period	$1,992	$1,526

The following tables show the composition by segment of our redeemable noncontrolling interests balances at March 31, 2021 and December 31, 2020, as well as our net income available to redeemable noncontrolling interests for the three months ended March 31, 2021 and 2020:

	March 31, 2021	December 31, 2020
Hospital Operations	$280	$267
Ambulatory Care	1,284	1,273
Conifer	428	412
Redeemable noncontrolling interests	$1,992	$1,952

	Three Months Ended March 31,
	2021	2020
Hospital Operations	$13	$(9)
Ambulatory Care	52	27
Conifer	16	16
Net income available to redeemable noncontrolling interests	$81	$34

NOTE 14. INCOME TAXES

During the three months ended March 31, 2021, we recorded income tax expense of $45 million in continuing operations on a pre-tax income of $267 million compared to an income tax benefit of $75 million on pre-tax income of $85 million during the three months ended March 31, 2020. For the three months ended March 31, 2021, the provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. For the three months ended March 31, 2020, we utilized the discrete effective tax rate method, as allowed by the Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, “Income Taxes–Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. We believe that the use of this discrete method in 2020 was more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method was not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the impact of the COVID-19 pandemic and the evolving guidance by the government on utilization of grant funds. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended March 31,
	2021	2020
Tax expense at statutory federal rate of 21%	$56	$18
State income taxes, net of federal income tax benefit	13	5
Tax benefit attributable to noncontrolling interests	(25)	(14)
Nontaxable gains	—	3
Stock-based compensation	(1)	—
Change in valuation allowance	—	(90)
Other items	2	3
Income tax expense (benefit)	$45	$(75)

As a result of the change in the business interest expense disallowance rules under the COVID Acts, we recorded an income tax benefit of $91 million in the three months ended March 31, 2020 to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

During the three months ended March 31, 2021, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at March 31, 2021 was $31 million, of which $29 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our statement of operations. There were no accrued interest and penalties on unrecognized tax benefits at March 31, 2021.

At March 31, 2021, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations for three months ended March 31, 2021 and 2020. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$97	106,309	$0.91
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,756	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$97	108,065	$0.90

Three Months Ended March 31, 2020
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$94	104,353	$0.90
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,380	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$94	105,733	$0.89

NOTE 16. FAIR VALUE MEASUREMENTS

Fair Value Measurements

We are required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. The following tables present information about assets measured at fair value at March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2021:
Long-lived assets held for sale	$139	$—	$139	$—

At December 31, 2020:
Long-lived assets held for sale	$140	$—	$140	$—
Long-lived assets held and used	483	—	483	—
	$623	$—	$623	$—

Financial Instruments

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At March 31, 2021 and December 31, 2020, the estimated fair value of our long-term debt was approximately 104.4% and 104.5%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Current assets	$—	$6
Property and equipment	18	8
Other intangible assets	—	8
Goodwill	25	83
Other long-term assets, including previously held equity method investments	4	5
Current liabilities	(7)	(8)
Long-term liabilities	(2)	(6)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(11)	(30)
Noncontrolling interests	(2)	(11)
Cash paid, net of cash acquired	(25)	(55)
Gains on consolidations	$—	$—

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $25 million from acquisitions completed during the three months ended March 31, 2021 was recorded in our Ambulatory Care segment. Approximately $4 million and $1 million in transaction costs related to prospective and closed acquisitions were expensed during the three-month periods ended March 31, 2021 and 2020, respectively, and were included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. We are in process of assessing working capital balances as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests for some of our 2021 and 2020 acquisitions. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying Condensed Consolidated Financial Statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments are recorded as soon as practical within the measurement period as defined by the accounting literature.

NOTE 18. SEGMENT INFORMATION

Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations segment is comprised of acute care and specialty hospitals, ancillary outpatient facilities, micro-hospitals, imaging centers, physician practices and urgent care centers. At March 31, 2021, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states. Most of the urgent care centers in our Hospital Operations segment were classified as held for sale at March 31, 2021 and December 31, 2020.

Our Ambulatory Care segment is comprised of the operations of USPI. At March 31, 2021, USPI had interests in 312 ambulatory surgery centers and 24 surgical hospitals in 30 states. At March 31, 2021, our Ambulatory Care segment also included 24 imaging centers, which were transferred to our Hospital Operations segment effective April 1, 2021. The total assets associated with the imaging centers transferred to our Hospital Operations segment constituted less than 1% of our consolidated total assets at March 31, 2021. Additionally, our Ambulatory Care segment included 39 urgent care centers at

March 31, 2021, which were classified as held for sale at March 31, 2021 and December 31, 2020. At March 31, 2021, we owned 95% of USPI.

Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. At March 31, 2021, Conifer provided services to approximately 640 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into an agreement documenting the terms and conditions of various services Conifer provides to Tenet hospitals (“RCM Agreement”), as well as an agreement documenting certain administrative services our Hospital Operations segment provides to Conifer. In March 2021, we entered into a month-to-month agreement amending the RCM Agreement effective January 1, 2021 (“Amended RCM Agreement”) to update certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. We believe the pricing terms for the services provided under the Amended RCM Agreement are commercially reasonable and consistent with estimated third-party terms. At March 31, 2021, we owned 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	March 31, 2021	December 31, 2020
Assets:
Hospital Operations	$17,555	$18,048
Ambulatory Care	8,027	8,048
Conifer	972	1,010
Total	$26,554	$27,106

	Three Months Ended March 31,
	2021	2020
Capital expenditures:
Hospital Operations	$110	$167
Ambulatory Care	8	11
Conifer	3	4
Total	$121	$182

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,947	$3,834
Ambulatory Care	646	490
Conifer
Tenet	122	136
Other clients	188	196
Total Conifer revenues	310	332
Inter-segment eliminations	(122)	(136)
Total	$4,781	$4,520

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$4	$2
Ambulatory Care	38	26
Total	$42	$28

Adjusted EBITDA:
Hospital Operations	$434	$342
Ambulatory Care	257	156
Conifer	86	87
Total	$777	$585

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization:
Hospital Operations	$190	$175
Ambulatory Care	25	19
Conifer	9	9
Total	$224	$203

Adjusted EBITDA	$777	$585
Depreciation and amortization	(224)	(203)
Impairment and restructuring charges, and acquisition-related costs	(20)	(55)
Litigation and investigation costs	(13)	(2)
Interest expense	(240)	(243)
Loss from early extinguishment of debt	(23)	—
Other non-operating income, net	10	1
Net gains on sales, consolidation and deconsolidation of facilities	—	2
Income from continuing operations, before income taxes	$267	$85

NOTE 19. SUBSEQUENT EVENTS

Amended Credit Facility

As discussed in Note 6, on April 19, 2021, we amended our Credit Agreement to, among other things, extend the temporary increase of the aggregate revolving credit commitments from the previous limit of $1.500 billion to $1.900 billion through April 22, 2022. In addition, the amendment decreased the margins applied to the credit facility’s borrowing rates. As amended, the margin applicable to base rate loans ranges from 0.25% to 0.75% per annum and the margin applicable to LIBOR loans ranges from 1.25% to 1.75% per annum.

Sale of Urgent Care Centers

On April 30, 2021, we completed the sale of the majority of our urgent care centers operated under the MedPost and CareSpot brands to an unaffiliated independent urgent care provider. We received net cash proceeds of approximately $80 million for the sale of these facilities.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Estimates

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of acute care and specialty hospitals, ancillary outpatient facilities, micro-hospitals, imaging centers, physician practices and urgent care centers. At March 31, 2021, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest. At March 31, 2021, USPI had interests in 312 ambulatory surgery centers, 39 urgent care centers, 24 imaging centers and 24 surgical hospitals in 30 states. Effective April 1, 2021, we transferred the Ambulatory Care segment’s imaging centers to our Hospital Operations segment. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of the facilities in our Hospital Operations and Ambulatory Care segments were classified as held for sale at March 31, 2021 and December 31, 2020. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. At March 31, 2021, Conifer provided services to approximately 640 Tenet and non-Tenet hospitals and other clients nationwide. At March 31, 2021, we owned 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of our same 65 hospitals operated throughout the three months ended March 31, 2021 and 2020. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Multi-Year Agreement with UnitedHealthcare—In April 2021, we signed a new multi-year contract with UnitedHealthcare four months prior to the scheduled renewal date. The contract will provide many UnitedHealthcare members with continued in-network access to our hospitals, physician clinics and outpatient centers, including USPI’s surgical facilities.

Sale of Urgent Care Centers—We completed the sale of the majority of our urgent care centers operated under the MedPost and CareSpot brands to an unaffiliated independent urgent care provider on April 30, 2021. We received net cash proceeds of approximately $80 million for the sale of these facilities and will recognize a gain on the sale in the three months ending June 30, 2021.

IMPACT OF THE COVID-19 PANDEMIC

The spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and also adversely affected our net operating revenues in the year ended December 31, 2020. Restrictive measures, including travel bans, social distancing, quarantines and shelter‑in‑place orders, reduced the number of procedures performed at our facilities, as well as the volume of emergency room and physician office visits. We began experiencing gradual and continued improvement in patient volumes in May 2020 as various states eased stay‑at‑home restrictions and our facilities were permitted to resume elective surgeries and other procedures; however, the COVID-19 pandemic continues to impact all three segments of our business, as well as our patients, communities and employees. Broad economic factors resulting from the pandemic, including increased unemployment rates and reduced consumer spending, continue to impact our patient volumes, service mix and revenue mix. The pandemic has also continued to have an adverse effect on our operating expenses to varying degrees in 2021. In some of our markets, we have been required to utilize higher-cost temporary labor and pay premiums above standard compensation for essential workers. In addition, we have experienced significant price increases in medical supplies, particularly for personal protective equipment (“PPE”), and we have encountered supply chain disruptions, including shortages and delays.

As described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) and below under “Sources of Revenue for Our Hospital Operations Segment,” various legislative actions have mitigated some of the economic disruption caused by the COVID-19 pandemic on our business. Additional funding for the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”) was among the provisions of the COVID-19 relief legislation. In the three months ended March 31, 2021, we received cash payments of $59 million, and we recognized approximately $31 million and $6 million as grant income and in equity in earnings of unconsolidated affiliates, respectively, in our accompanying Condensed Consolidated Statements of Operations due to grants from the Provider Relief Fund and other state and local grant programs.

Throughout MD&A, we have provided additional information on the impact of the COVID-19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. The ultimate extent and scope of the pandemic remains unknown. For information about risks and uncertainties around COVID-19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part I of our Annual Report.

TRENDS AND STRATEGIES

As described above and throughout MD&A, we experienced a significant disruption to our business in 2020 due to the COVID-19 pandemic. Although we have seen gradual and continued improvement in our patient volumes, we continue to experience negative impacts of the pandemic on our business in varying degrees, the length and extent of which are currently unknown. While demand for our services is expected to further rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the pandemic. Since the COVID-19 pandemic began to disrupt our business in March 2020, we have sold new senior notes and senior secured first lien notes, redeemed existing senior notes, including those with the highest interest rate and nearest maturity date of all of our long-term debt, and amended our revolving credit facility. We also decreased our employee headcount throughout the organization, and we deferred certain operating expenses that were not expected to impact our response to the COVID-19 pandemic. In addition, we reduced certain variable costs across the enterprise. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID-19 pandemic. For further information on our liquidity, see “Liquidity and Capital Resources” below.

In recent years, the healthcare industry, in general, and the acute care hospital business, in particular, have experienced significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to significantly modify or repeal and potentially replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). It is difficult to predict the full impact of regulatory uncertainty on our future revenues and operations. In addition, we believe that several key trends have shaped the demand for healthcare services in recent years: (1) consumers, employers and insurers are actively seeking lower-cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the growing aging population requires greater chronic disease management and higher-acuity treatment; and (4) consolidation continues across the entire healthcare sector.

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher-demand and higher-acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise-wide cost-reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. Moreover, we established offshore support operations in the Philippines. In conjunction with these initiatives and our cost-saving efforts in response to the COVID-19 pandemic, we incurred restructuring charges related to employee severance payments of $4 million in the three months ended March 31, 2021, and we expect to incur additional such restructuring charges throughout 2021.

We also continue to exit service lines, businesses and markets that we believe are no longer a core part of our long‑term growth strategy. In April 2021, we completed the sale of the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. We intend to continue to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.

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

Expansion of Our Ambulatory Care Segment—We continue to focus on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. In December 2020, we acquired controlling ownership interests in 45 ambulatory surgery centers from SurgCenter Development (the “SCD Centers”), which significantly increased USPI’s presence in the musculoskeletal surgery market, a high-demand clinical service line, particularly for an aging population. In the three months ended March 31, 2021, we acquired controlling ownership interests in three ambulatory surgery centers located in Maryland and one in Florida. We believe USPI’s surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase following the containment of the COVID-19 pandemic. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Conifer’s Growth While Pursuing a Tax-Free Spin-Off—We previously announced a number of actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of strategic alternatives for Conifer. In July 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin-off is subject to a number of conditions, including, among others, assurance that the separation will be tax-free for U.S. federal income tax purposes, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the Securities and Exchange Commission (“SEC”), and final approval from our board of directors. Although in March 2021 we entered into a month-to-month agreement amending and updating certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals (“Amended RCM Agreement”), the execution of a comprehensive amendment to and restatement of the master services agreement between Conifer and Tenet remains an additional prerequisite to the spin-off of Conifer. Although we are continuing to pursue the Conifer spin-off, there can be no assurance regarding the timeframe for completion, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that it will be completed at all.

Conifer serves approximately 640 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to health systems and physicians, Conifer provides support to both providers and self‑insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value-based care service offerings through organic development and small acquisitions; and (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value-based care environment to drive competitive differentiation.

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

Reducing Our Leverage Over Time—All of our outstanding long-term debt has a fixed rate of interest, except for outstanding borrowings under our revolving credit facility, and the maturity dates of our notes are staggered from 2023 through 2031. We believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. It is our long‑term objective to reduce our debt and lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk. In March 2021, we retired approximately $478 million aggregate principal amount of our 7.000% senior unsecured notes due 2025 (the “2025 Senior Notes”), which reduces future annual cash interest expense payments by approximately $33 million.

Our ability to execute on our strategies and respond to the aforementioned trends is subject to the extent and scope of the impact on our operations of the COVID-19 pandemic, as well as a number of other risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements section in this report, as well as the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

RESULTS OF OPERATIONS—OVERVIEW

We have provided below certain selected operating statistics for the three months ended March 31, 2021 and 2020 on a continuing operations basis. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics on a per adjusted patient admission basis to show trends other than volume.

	Continuing Operations Three Months Ended March 31,
Selected Operating Statistics	2021	2020	Increase (Decrease)
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	147,674	165,735	(10.9)%
Adjusted patient admissions(2)	251,017	290,912	(13.7)%
Paying admissions (excludes charity and uninsured)	138,756	155,820	(11.0)%
Charity and uninsured admissions	8,918	9,915	(10.1)%
Admissions through emergency department	112,730	122,291	(7.8)%
Emergency department visits, outpatient	450,830	641,282	(29.7)%
Total emergency department visits	563,560	763,573	(26.2)%
Total surgeries	89,964	95,352	(5.7)%
Patient days — total	797,489	810,479	(1.6)%
Adjusted patient days(2)	1,321,890	1,385,763	(4.6)%
Average length of stay (days)	5.40	4.89	10.4%
Average licensed beds	17,178	17,218	(0.2)%
Utilization of licensed beds(3)	51.6%	51.7%	(0.1)%	(1)
Total visits	1,401,217	1,616,527	(13.3)%
Paying visits (excludes charity and uninsured)	1,312,096	1,499,538	(12.5)%
Charity and uninsured visits	89,121	116,989	(23.8)%
Ambulatory Care:
Total consolidated facilities (at end of period)	291	244	47	(1)
Total cases	553,814	501,226	10.5%

(1)	The change is the difference between the 2021 and 2020 amounts shown.
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

Total admissions decreased by 18,061, or 10.9%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, and total surgeries decreased by 5,388, or 5.7%, in the 2021 period compared to the 2020 period. Total emergency department visits decreased 26.2% in the three months ended March 31, 2021 compared to the same period in the prior year. The decrease in our patient volumes from continuing operations in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 continues to reflect the overall adverse impact of the COVID-19 pandemic. Despite the severe weather impact of Winter Storm Uri in February 2021, our Ambulatory Care total cases increased 10.5% in the three months ended March 31, 2021 compared to the 2020 period primarily due to the acquisition of the SCD Centers in December 2020.

	Continuing Operations Three Months Ended March 31,
Revenues	2021	2020	Increase (Decrease)
Net operating revenues:
Hospital Operations prior to inter-segment eliminations	$3,947	$3,834	2.9%
Ambulatory Care	646	490	31.8%
Conifer	310	332	(6.6)%
Inter-segment eliminations	(122)	(136)	(10.3)%
Total	$4,781	$4,520	5.8%

Net operating revenues increased by $261 million, or 5.8%, in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to higher patient acuity, USPI’s acquisition of the SCD Centers in December 2020 and a more favorable payer mix, partially offset by lower patient volumes. During the three months ended March 31, 2021, we recognized $31 million of grant income, which amount is not included in net operating revenues.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 55.8 days at March 31, 2021 and 55.6 days at December 31, 2020, compared to our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets, as well as the accounts receivable of the urgent care facilities classified as held for sale on our Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. The AR Days calculation excludes our California provider fee revenues.

	Continuing Operations Three Months Ended March 31,
Selected Operating Expenses	2021	2020	Increase (Decrease)
Hospital Operations:
Salaries, wages and benefits	$1,857	$1,846	0.6%
Supplies	646	650	(0.6)%
Other operating expenses	916	862	6.3%
Total	$3,419	$3,358	1.8%
Ambulatory Care:
Salaries, wages and benefits	$174	$162	7.4%
Supplies	157	112	40.2%
Other operating expenses	103	86	19.8%
Total	$434	$360	20.6%
Conifer:
Salaries, wages and benefits	$170	$179	(5.0)%
Supplies	1	1	—%
Other operating expenses	53	65	(18.5)%
Total	$224	$245	(8.6)%
Total:
Salaries, wages and benefits	$2,201	$2,187	0.6%
Supplies	804	763	5.4%
Other operating expenses	1,072	1,013	5.8%
Total	$4,077	$3,963	2.9%
Rent/lease expense(1):
Hospital Operations	$77	$65	18.5%
Ambulatory Care	27	23	17.4%
Conifer	3	3	—%
Total	$107	$91	17.6%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended March 31,
Selected Operating Expenses per Adjusted Patient Admission	2021	2020	Increase (Decrease)
Hospital Operations:
Salaries, wages and benefits per adjusted patient admission(1)	$7,396	$6,347	16.5%
Supplies per adjusted patient admission(1)	2,571	2,236	15.0%
Other operating expenses per adjusted patient admission(1)	3,647	2,961	23.2%
Total per adjusted patient admission	$13,614	$11,544	17.9%

(1)	Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits for our Hospital Operations segment increased $11 million, or 0.6%, in the three months ended March 31, 2021 compared to the same period in 2020. This change was primarily attributable to increased contract labor costs, as well as increased incentive compensation and annual merit increases for certain of our employees, partially offset by lower health benefits costs. A higher average length of patient stay and a greater number of employed physicians also contributed to the increase. The increase was also partially offset by reduced patient volumes as a result of the COVID-19 pandemic and our continuing cost efficiency initiatives. On a per adjusted patient admission basis, salaries, wages and benefits increased 16.5% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to reduced patient volumes as a result of the COVID-19 pandemic.

Supplies expense for our Hospital Operations segment decreased $4 million, or 0.6%, in the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily due to reduced patient volumes and our continued focus on cost efficiency initiatives, partially offset by increased costs for certain supplies as a result of the COVID-19 pandemic. On a per adjusted patient admission basis, supplies expense increased 15.0% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increased costs for certain supplies as a result of the COVID-19 pandemic and growth in our higher‑acuity, supply‑intensive surgical services.

Other operating expenses for our Hospital Operations segment increased $54 million, or 6.3%, in the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to higher malpractice expense, increased rent and lease expense, higher medical fees, and increased legal and consulting fees. On a per adjusted patient admission basis, other operating expenses increased 23.2% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the decrease in patient volumes as a result of the COVID-19 pandemic and the fact that there is a high level of fixed costs (e.g., rent expense) in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $2.141 billion at March 31, 2021 compared to $2.446 billion at December 31, 2020.

Significant cash flow items in the three months ended March 31, 2021 included:

•Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $777 million;

•Cash received from federal, state and local grants of $59 million ($31 million is included in net cash provided by operating activities, and $28 million of grant funds received by our Ambulatory Care segment’s unconsolidated affiliates is included in net cash provided by financing activities);

•Debt payments of $541 million, including $495 million of cash to retire our 2025 Senior Notes;

•Interest payments of $190 million;

•Capital expenditures of $121 million;

•$119 million of distributions paid to noncontrolling interests;

•Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $51 million;

•Purchases of businesses and joint venture interests of $25 million; and

•Purchases of marketable securities and equity investments of $11 million.

Net cash provided by operating activities was $534 million in the three months ended March 31, 2021 compared to $129 million in the three months ended March 31, 2020. Key factors contributing to the change between the 2021 and 2020 periods include the following:

•An increase in net income before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $192 million (including $31 million of cash received from federal and state grants in the 2021 period);

•Additional cash inflows of $54 million related to supplemental Medicaid programs in California and Texas;

•Reduced cash outflows of $67 million attributable to a decrease in malpractice claim payments;

•Additional cash outflows of $79 million due to an increase in our annual 401(k) match funding;

•A decrease of $17 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•The timing of other working capital items, including improved patient accounts receivable collection performance.

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

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Three Months Ended March 31,
Net Patient Service Revenues Less Implicit Price Concessions from:	2021	2020	Increase (Decrease)(1)
Medicare	18.8%	19.9%	(1.1)%
Medicaid	7.1%	7.9%	(0.8)%
Managed care(2)	68.0%	65.6%	2.4%
Uninsured	1.3%	1.1%	0.2%
Indemnity and other	4.8%	5.5%	(0.7)%

(1)	The change is the difference between the 2021 and 2020 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2021	2020	Increase (Decrease)(1)
Medicare	21.4%	24.5%	(3.1)%
Medicaid	5.7%	6.0%	(0.3)%
Managed care(2)	63.7%	60.7%	3.0%
Charity and uninsured	6.0%	6.0%	—%
Indemnity and other	3.2%	2.8%	0.4%

(1)	The change is the difference between the 2021 and 2020 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 61 million individuals rely on healthcare benefits through Medicare, and approximately 79 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co-administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also co-administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year (“FFY”) 2027.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2021 and 2020 were $688 million and $705 million, respectively.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies vary from state-to-state and from year‑to‑year. Even prior to the COVID-19 pandemic, several states in which we operate faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted supplemental payment programs authorized under the Social Security Act. Continuing pressure on state budgets and other factors could adversely affect the Medicaid supplemental payments our hospitals receive.

Estimated revenues under various state Medicaid programs, including state-funded Medicaid managed care programs, constituted approximately 16.9% and 18.1% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the three months ended March 31, 2021 and 2020, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the three months ended March 31, 2021 and 2020, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $180 million and $182 million, respectively. The 2021 period included $46 million related to the California provider fee program, $62 million related to the Michigan provider fee program, $33 million related to Medicaid DSH programs in multiple states, $6 million related to the Texas Section 1115 waiver program, and $33 million from a number of other state and local programs.

Total Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment from Medicaid-related programs in the states in which our facilities are located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2021 and 2020 were $617 million and $641 million, respectively. These revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to FFS Medicaid revenue.

Medicaid and Managed Medicaid revenues comprised 42% and 58%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the three months ended March 31, 2021.

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

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the federal fiscal year. In April 2021, CMS issued proposed changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2022 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following proposed payment and policy changes:

•A market basket increase of 2.5% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also proposed a 0.2% multifactor productivity reduction required by the ACA and a 0.5% increase required by the Medicare Access and CHIP Reauthorization Act that collectively result in a net operating payment update of 2.8% before budget neutrality adjustments;

•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•A 1.22% net increase in the capital federal MS-DRG rate;

•An increase in the cost outlier threshold from $29,064 to $30,967;

•An extension of the New COVID-19 Treatments Add-on Payment for certain eligible products through the end of the FFY in which the public health emergency as declared by the Secretary of HHS ends; and

•The establishment of new requirements and the revision of existing requirements for the Hospital Value-Based Purchasing, Hospital Readmissions Reduction and Hospital Acquired Condition Reduction programs.

According to CMS, the combined impact of the proposed payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 2.7% increase in Medicare operating MS-DRG FFS payments for hospitals in urban areas and an average 2.8% increase in such payments for proprietary hospitals in FFY 2022. We estimate that all of the proposed payment and policy changes affecting operating MS-DRG and UC-DSH payments will result in an estimated 1.6% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $32 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, as well as potential changes to the Proposed IPPS Rule, we cannot provide any assurances regarding our estimates of the impact of the proposed payment and policy changes.

Public Health and Social Services Emergency Fund—During the three months ended March 31, 2021, our Hospital Operations and Ambulatory Care segments recognized approximately $24 million of Provider Relief Fund grant income associated with lost revenues and COVID-related costs. We recognized an additional $6 million of Provider Relief Fund grant income from our unconsolidated affiliates during this period. Our Hospital Operations and Ambulatory Care segments also recognized $7 million of grant income from state and local grant programs during the three months ended March 31, 2021. Grant income recognized by our Hospital Operations and Ambulatory Care segments was presented in grant income and grant income recognized through our unconsolidated affiliates was presented in equity in earnings of unconsolidated affiliates in our accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. Based on the uncertainty regarding future estimates of lost revenues and COVID-related costs or the impact of further updates to HHS guidance, if any, we cannot provide any assurances regarding the amount of grant income to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—Effective May 1, 2020, the 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers was suspended, but it had been scheduled to resume on April 1, 2021. On April 14, 2021, President Biden signed H.R. 1868, which included an extension of the suspension of the 2% sequestration reduction through December 31, 2021. The impact of the suspension on our operations was an increase of approximately $20 million of revenues in the three months ended March 31, 2021. We expect the suspension to result in an increase of approximately $80 million of revenues for the year ending December 31, 2021. Because of the uncertainty associated with various factors that may influence our future Medicare and Medicaid payments, including future legislative, legal or regulatory actions, or changes in volumes and case mix, there is a risk that actual payments received under, or the ultimate impact of, these programs will differ materially from our expectations.

The American Rescue Plan Act of 2021—During the three months ended March 31, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (“ARPA”), a $1.9 trillion COVID-19 relief package, which includes a number of provisions that affect hospitals and health systems, specifically:

•Additional funding for rural health care providers for COVID-19 relief;

•An incentive for states that have not already done so to expand Medicaid by temporarily increasing each respective state’s Federal Medical Assistance Percentage for their base program by five percentage points for two years;

•Federal subsidies valued at 100% of the health insurance premium for eligible individuals and families to remain on their employer-based coverage through September 30, 2021;

•Additional COVID-19 funding for vaccines, treatment, PPE, testing, contact tracing and workforce development; and

•Funding to the Department of Labor for worker protection activities.

Significant Litigation

340B Litigation

The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers. In the final rule regarding Hospital Outpatient Prospective Payment System (“OPPS”) payment and policy changes for calendar year (“CY”) 2018, CMS reduced the payment for 340B Drugs from the average sale price (“ASP”) plus 6% to ASP minus 22.5% and made a corresponding budget‑neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rules regarding OPPS payment and policy changes for CYs 2019, 2020 and 2021, CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Previously, the U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CYs 2018 and 2019 OPPS Final Rules exceeded CMS’ statutory authority by reducing drug reimbursement rates for 340B Hospitals. During the three months ended September 2020, the U.S. Court of Appeals for the District of Columbia Circuit (the “Appeals Court”) reversed the District Court’s holding, finding that HHS’ decision to reduce the payment rate for 340B Drugs was based on a reasonable interpretation of the Medicare statute. The Appeals Court subsequently denied the 340B Hospital’s petition for a rehearing. During the three months ended March 31, 2021, the 340B Hospitals filed a timely petition asking the U.S. Supreme Court (“Supreme Court”) to reverse the Appeals Court’s decision. We cannot predict whether the Supreme Court will agree to review the Appeals Court’s decision or what further actions CMS or Congress might take with respect to the 340B program; however, a reversal of the current payment policy and return to the prior 340B payment methodology could have an adverse effect on our net operating revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended March 31, 2021 and 2020 was $2.480 billion and $2.321 billion, respectively. Our top 10 managed care payers generated 61% of our managed care net patient service revenues for the three months ended March 31, 2021. During the same period, national payers generated 43% of our managed care net patient service revenues. The remainder came from regional or local payers. At March 31, 2021 and December 31, 2020, 65% and 66%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2021, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $17 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future. In the three months ended March 31, 2021, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 85% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both March 31, 2021 and December 31, 2020, approximately 4% of our net accounts receivable for our Hospital Operations segment was self-pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Estimated costs for:
Uninsured patients	$168	$156
Charity care patients	20	40
Total	$188	$196

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2021 and 2020. We present metrics as a percentage of net operating revenues because a significant portion of our costs are variable.

	Three Months Ended March 31,
	2021	2020
Net operating revenues:
Hospital Operations	$3,947	$3,834
Ambulatory Care	646	490
Conifer	310	332
Inter-segment eliminations	(122)	(136)
Net operating revenues	4,781	4,520
Grant income	31	—
Equity in earnings of unconsolidated affiliates	42	28
Operating expenses:
Salaries, wages and benefits	2,201	2,187
Supplies	804	763
Other operating expenses, net	1,072	1,013
Depreciation and amortization	224	203
Impairment and restructuring charges, and acquisition-related costs	20	55
Litigation and investigation costs	13	2
Net gains on sales, consolidation and deconsolidation of facilities	—	(2)
Operating income	$520	$327

	Three Months Ended March 31,
	2021	2020
Net operating revenues	100.0%	100.0%
Grant income	0.6%	—%
Equity in earnings of unconsolidated affiliates	0.9%	0.6%
Operating expenses:
Salaries, wages and benefits	46.0%	48.4%
Supplies	16.8%	16.9%
Other operating expenses, net	22.4%	22.4%
Depreciation and amortization	4.7%	4.5%
Impairment and restructuring charges, and acquisition-related costs	0.4%	1.2%
Litigation and investigation costs	0.3%	—%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%
Operating income	10.9%	7.2%

Total net operating revenues increased by $261 million, or 5.8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Hospital Operations net operating revenues net of inter-segment eliminations increased by $127 million, or 3.4%, for the three months ended March 31, 2021 compared to the same period in 2020. These increases were primarily due to higher patient acuity and a more favorable payer mix, partially offset by lower patient volumes in the 2021 period. Our Hospital Operations segment also recognized income from federal, state and local grants totaling $24 million during the three months ended March 31, 2021, which was not included in net operating revenues.

Ambulatory Care net operating revenues increased by $156 million, or 31.8%, for the three months ended March 31, 2021 compared to the prior-year period despite the severe weather impact of Winter Storm Uri in February 2021. The change was driven by an increase in same-facility net operating revenues of $44 million due primarily to higher patient volumes and acuity, incremental revenue from new service lines and improved terms of our managed care contracts, as well as an increase from acquisitions of $118 million. These increases were partially offset by a decrease of $6 million due to the closure or deconsolidation of facilities. Our Ambulatory Care segment also recognized income from federal grants totaling $7 million during the three months ended March 31, 2021, which was not included in net operating revenues.

Conifer’s total net operating revenues decreased by $22 million, or 6.6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The portion of Conifer’s revenues from third-party customers, which are not eliminated in consolidation, decreased $8 million, or 4.1%, for the three months ended March 31, 2021 compared to the same period in 2020. This decrease was primarily attributable to expected client attrition, partially offset by new business expansion. The remainder of the decrease in Conifer’s total net operating revenues was primarily driven by the revised terms in the Amended RCM Agreement.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the three months ended March 31, 2021 and 2020. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

	Three Months Ended March 31,
Selected Operating Expenses	2021	2020	Increase (Decrease)
Hospital Operations — Same-Hospital:
Salaries, wages and benefits	$1,857	$1,846	0.6%
Supplies	646	651	(0.8)%
Other operating expenses	916	870	5.3%
Total	$3,419	$3,367	1.5%
Ambulatory Care:
Salaries, wages and benefits	$174	$162	7.4%
Supplies	157	112	40.2%
Other operating expenses	103	86	19.8%
Total	$434	$360	20.6%
Conifer:
Salaries, wages and benefits	$170	$179	(5.0)%
Supplies	1	1	—%
Other operating expenses	53	65	(18.5)%
Total	$224	$245	(8.6)%
Total:
Salaries, wages and benefits	$2,201	$2,187	0.6%
Supplies	804	764	5.2%
Other operating expenses	1,072	1,021	5.0%
Total	$4,077	$3,972	2.6%
Rent/lease expense(1):
Hospital Operations	$77	$65	18.5%
Ambulatory Care	27	23	17.4%
Conifer	3	3	—%
Total	$107	$91	17.6%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•Hospital Operations, which is comprised of acute care and specialty hospitals, ancillary outpatient facilities, micro-hospitals, imaging centers, physician practices and urgent care centers. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of these facilities were classified as held for sale at March 31, 2021.

•Ambulatory Care, which is comprised of USPI’s ambulatory surgery centers, urgent care centers and surgical hospitals. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of these facilities were classified as held for sale at March 31, 2021. For the three months ended March 31, 2021 and 2020, our Ambulatory Care segment also included imaging centers, which were transferred to our Hospital Operations segment effective April 1, 2021.

•Conifer, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

Hospital Operations Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the three months ended March 31, 2021 and 2020. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented. We present certain metrics on a per-adjusted-patient-admission and per-adjusted-patient-day basis to show trends other than volume. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2021	2020	Increase (Decrease)
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	147,674	165,735	(10.9)%
Adjusted patient admissions(2)	251,017	290,912	(13.7)%
Paying admissions (excludes charity and uninsured)	138,756	155,820	(11.0)%
Charity and uninsured admissions	8,918	9,915	(10.1)%
Admissions through emergency department	112,730	122,291	(7.8)%
Paying admissions as a percentage of total admissions	94.0%	94.0%	—%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.0%	6.0%	—%	(1)
Emergency department admissions as a percentage of total admissions	76.3%	73.8%	2.5%	(1)
Surgeries — inpatient	36,787	41,962	(12.3)%
Surgeries — outpatient	53,177	53,390	(0.4)%
Total surgeries	89,964	95,352	(5.7)%
Patient days — total	797,489	810,479	(1.6)%
Adjusted patient days(2)	1,321,890	1,385,763	(4.6)%
Average length of stay (days)	5.40	4.89	10.4%
Licensed beds (at end of period)	17,178	17,219	(0.2)%
Average licensed beds	17,178	17,218	(0.2)%
Utilization of licensed beds(3)	51.6%	51.7%	(0.1)%	(1)

(1)	The change is the difference between the 2021 and 2020 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Outpatient Visits	2021	2020	Increase (Decrease)
Total visits	1,401,217	1,616,527	(13.3)%
Paying visits (excludes charity and uninsured)	1,312,098	1,499,540	(12.5)%
Charity and uninsured visits	89,119	116,987	(23.8)%
Emergency department visits	450,830	641,282	(29.7)%
Surgery visits	53,177	53,390	(0.4)%
Paying visits as a percentage of total visits	93.6%	92.8%	0.8%	(1)
Charity and uninsured visits as a percentage of total visits	6.4%	7.2%	(0.8)%	(1)

(1)	The change is the difference between the 2021 and 2020 amounts shown.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Revenues	2021	2020	Increase (Decrease)
Total segment net operating revenues(1)	$3,822	$3,700	3.3%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues(1)(2)	$3,647	$3,542	3.0%
Net patient service revenue per adjusted patient admission(1)(2)	$14,529	$12,176	19.3%
Net patient service revenue per adjusted patient day(1)(2)	$2,759	$2,556	7.9%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Total Segment Selected Operating Expenses	2021	2020	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	48.6%	49.9%	(1.3)%	(1)
Supplies as a percentage of net operating revenues	16.9%	17.6%	(0.7)%	(1)
Other operating expenses as a percentage of net operating revenues	24.0%	23.5%	0.5%	(1)

(1)	The change is the difference between the 2021 and 2020 amounts shown.

Revenues

Same-hospital net operating revenues increased $122 million, or 3.3%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher patient acuity and a more favorable payer mix, partially offset by lower patient volumes in the 2021 period. Our Hospital Operations segment also recognized income from federal, state and local grants totaling $24 million in the three months ended March 31, 2021, which is not included in net operating revenues. Same-hospital admissions decreased 10.9% in the three months ended March 31, 2021 compared to the same period in 2020. Same-hospital outpatient visits decreased 13.3% in the three months ended March 31, 2021 compared to the prior-year period.

The following table shows the consolidated net accounts receivable by payer at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Medicare	$174	$152
Medicaid	50	49
Net cost report settlements receivable and valuation allowances	43	34
Managed care	1,593	1,567
Self-pay uninsured	34	32
Self-pay balance after insurance	72	74
Estimated future recoveries	156	156
Other payers	325	318
Total Hospital Operations	2,447	2,382
Ambulatory Care	296	307
Total discontinued operations	2	1
	$2,745	$2,690

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At March 31, 2021, our Hospital Operations segment collection rate on self-pay accounts was approximately 26.1%. Our self‑pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at March 31, 2021, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which have been affected by the COVID-19 pandemic, continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 97.2% at March 31, 2021.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.404 billion and $2.348 billion at March 31, 2021 and December 31, 2020, respectively, excluding cost report settlements receivable and valuation allowances of $43 million and $34 million, respectively, at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	90%	39%	58%	24%	51%
61-120 days	6%	30%	17%	13%	16%
121-180 days	2%	12%	8%	8%	8%
Over 180 days	2%	19%	17%	55%	25%
Total	100%	100%	100%	100%	100%

	December 31, 2020
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	33%	58%	24%	52%
61-120 days	5%	31%	15%	13%	14%
121-180 days	2%	14%	8%	8%	8%
Over 180 days	2%	22%	19%	55%	26%
Total	100%	100%	100%	100%	100%

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

At March 31, 2021, we had a cumulative total of patient account assignments to Conifer of $2.321 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

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

The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at March 31, 2021 and December 31, 2020 by aging category:

	March 31, 2021	December 31, 2020
0-60 days	$80	$91
61-120 days	10	24
121-180 days	4	6
Over 180 days	6	6
Total	$100	$127

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits increased $11 million, or 0.6%, in the three months ended March 31, 2021 compared to the same period in 2020. This change was primarily attributable to increased contract labor costs, as well as increased incentive compensation and annual merit increases for certain of our employees, partially offset by lower health benefits costs. A higher average length of patient stay and a greater number of employed physicians also contributed to the increase. This increase was partially offset by reduced patient volumes as a result of the COVID-19 pandemic and our continuing cost efficiency initiatives. Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased by 130 basis points to 48.6% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increased patient revenues. Salaries, wages and benefits expense for the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $10 million and $7 million, respectively.

Supplies

Same-hospital supplies expense decreased $5 million, or 0.8%, in the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily due to reduced patient volumes and our continued focus on cost efficiency initiatives, including the practices described below. The impact of these factors was partially offset by increased costs for certain supplies as a result of the COVID-19 pandemic and growth in our higher-acuity, supply-intensive surgical services. Same-hospital supplies expense as a percentage of net operating revenues decreased by 70 basis points to 16.9% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increased patient revenues.

We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost-reduction focus include PPE, cardiac stents and pacemakers, orthopedics, implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses increased by $46 million, or 5.3%, in the three months ended March 31, 2021 compared to the same period in 2020. Same-hospital other operating expenses as a percentage of net operating revenues increased by 50 basis points to 24.0% for the three months ended March 31, 2021 compared to 23.5% for the three months ended March 31, 2020. The changes in other operating expenses included:

•increased malpractice expense of $18 million;

•increased rent and lease expense of $12 million;

•increased medical fees of $8 million; and

•increased legal and consulting fees of $5 million.

Ambulatory Care Segment

Our Ambulatory Care segment is comprised of USPI’s ambulatory surgery centers and surgical hospitals. At March 31, 2021, our Ambulatory Care segment also included imaging centers, which were transferred to our Hospital Operations segment effective April 1, 2021, and urgent care centers, which were classified as held for sale at March 31, 2021 and December 31, 2020. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. USPI operates facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•management services revenues, computed as a percentage of each facility’s net revenues (often net of implicit price concessions); and

•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (108 of 399 facilities at March 31, 2021), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 291 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

For unconsolidated affiliates, our statements of operations reflect our earnings in two line items:

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

Results of Operations

The following table summarizes certain statement of operations items for the periods indicated:

	Three Months Ended March 31,
Ambulatory Care Results of Operations	2021	2020	Increase (Decrease)
Net operating revenues	$646	$490	31.8%
Grant income	$7	$—	N/A
Equity in earnings of unconsolidated affiliates	$38	$26	46.2%
Salaries, wages and benefits	$174	$162	7.4%
Supplies	$157	$112	40.2%
Other operating expenses, net	$103	$86	19.8%

Our Ambulatory Care net operating revenues increased by $156 million, or 31.8%, during the three months ended March 31, 2021 as compared to the same period in 2020 despite the severe weather impact of Winter Storm Uri in February 2021. The change was driven by an increase in same-facility net operating revenues of $44 million due primarily to higher patient volumes and acuity, incremental revenue from new service lines and improved terms of our managed care contracts, as well as an increase from acquisitions of $118 million. These increases were partially offset by a decrease of $6 million due to the closure or deconsolidation of facilities. Our Ambulatory Care segment also recognized income from federal grants totaling $7 million during the three months ended March 31, 2021, which is not included in net operating revenues.

Salaries, wages and benefits expense increased by $12 million, or 7.4%, during the three months ended March 31, 2021 as compared to the same period in 2020. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $19 million, offset by a decrease in same-facility salaries, wages and benefits expense of $5 million due to expense management efforts and $2 million due to the closure or deconsolidation of facilities. Salaries, wages and benefits expense for three months ended March 31, 2021 and 2020 included stock-based compensation expense of $3 million and $5 million, respectively.

Supplies expense increased by $45 million, or 40.2%, during the three months ended March 31, 2021 as compared to the same period in 2020. The change was driven by an increase from acquisitions of $37 million, as well as an increase in same‑facility supplies expense of $10 million due primarily to an increase in cases at our consolidated centers, higher costs driven by the higher level of patient acuity, and higher pricing of certain supplies as a result of the COVID-19 pandemic, partially offset by a decrease of $2 million due to the closure or deconsolidation of facilities.

Other operating expenses increased by $17 million, or 19.8%, during the three months ended March 31, 2021 as compared to the same period in 2020. The change was driven by an increase from acquisitions of $13 million, as well as an increase in same-facility other operating expenses of $5 million, partially offset by a decrease of $1 million due to the closure of facilities.

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

Ambulatory Care Facility Growth	Three Months Ended March 31, 2021
Net revenues	6.7%
Cases	2.6%
Net revenue per case	4.0%

Joint Ventures with Health System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not‑for‑profit health system partner. Accordingly, as of March 31, 2021, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Three Months Ended March 31, 2021
Facilities:
With a health system partner	225
Without a health system partner	174
Total facilities operated	399

Change from December 31, 2020:
Acquisitions	4
De novo	1
Dispositions/Mergers	(2)
Total increase in number of facilities operated	3

During the three months ended March 31, 2021, we acquired controlling interests in three ambulatory surgery centers in Maryland and one in Florida. We paid cash totaling approximately $24 million for these acquisitions. The Maryland facilities are jointly owned with physicians. The Florida facility is jointly owned with a health system partner and physicians. During the three months ended March 31, 2021, we deconsolidated two surgery centers in which we previously had a controlling interest and sold ownership to a health care system for approximately $12 million.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ambulatory surgery centers and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2021, we invested approximately $1 million in such transactions.

Conifer Segment

Our Conifer segment generated net operating revenues of $310 million and $332 million during the three months ended March 31, 2021 and 2020, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $8 million, or 4.1%, for the three months ended March 31, 2021 compared to the 2020 period. These decreases were attributable to expected client attrition, partially offset by new business expansion.

Salaries, wages and benefits expense for Conifer decreased $9 million, or 5.0%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to continued expense discipline and cost savings realized through our Global Business Center (“GBC”) in the Philippines. Salaries, wages and benefits expense in the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $1 million in both periods.

Other operating expenses for Conifer decreased $12 million, or 18.5%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

In March 2021, we entered into the Amended RCM Agreement effective January 1, 2021. The Amended RCM Agreement updates certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. Conifer’s contract with Tenet represented 39.4% of the net operating revenues Conifer recognized in the three months ended March 31, 2021.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended March 31, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $20 million, consisting of $16 million of restructuring charges and $4 million of acquisition-related costs. Restructuring charges consisted of $4 million of employee severance costs, $6 million related to the transition of various administrative functions to our GBC and $6 million of other restructuring costs. Acquisition‑related costs consisted of $4 million of transaction costs. Our impairment and restructuring charges and acquisition‑related costs for the three months ended March 31, 2021 were comprised of $10 million from our Hospital Operations segment, $4 million from our Ambulatory Care segment and $6 million from our Conifer segment.

During the three months ended March 31, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $55 million, consisting of $54 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $10 million of employee severance costs, $15 million related to the transition of various administrative functions to our GBC, $23 million of charges due to the termination of USPI’s previous management equity plan, $1 million of contract and lease termination fees, and $5 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended March 31, 2020 were comprised of $18 million from our Hospital Operations segment, $24 million from our Ambulatory Care segment and $13 million from our Conifer segment.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended March 31, 2021 and 2020 were $13 million and $2 million, respectively.

Net Gains on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended March 31, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $2 million, primarily comprised of aggregate gains of $11 million related to consolidation changes of certain USPI businesses due to ownership changes, partially offset by a loss of $6 million related to post-closing adjustments on the 2019 sale of three of our hospitals in the Chicago area and a loss of $3 million related to post-closing adjustments on the 2018 sale of MacNeal Hospital.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $240 million compared to $243 million for the same period in 2020.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt was $23 million for the three months ended March 31, 2021 related to the retirement of our 2025 Senior Notes in advance of their maturity date, as described in Note 6 to the accompanying Condensed Consolidated Financial Statements.

Income Tax Expense

During the three months ended March 31, 2021, we recorded income tax expense of $45 million in continuing operations on a pre-tax income of $267 million compared to an income tax benefit of $75 million on pre-tax income of $85 million during the three months ended March 31, 2020. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended March 31,
	2021	2020
Tax expense at statutory federal rate of 21%	$56	$18
State income taxes, net of federal income tax benefit	13	5
Tax benefit attributable to noncontrolling interests	(25)	(14)
Nontaxable gains	—	3
Stock-based compensation	(1)	—
Change in valuation allowance	—	(90)
Other items	2	3
Income tax expense (benefit)	$45	$(75)

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $125 million for the three months ended March 31, 2021 compared to $66 million for the three months ended March 31, 2020. Net income available to noncontrolling interests for the 2021 period was comprised of $17 million related to our Hospital Operations segment, $92 million related to our Ambulatory Care segment and $16 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $4 million related to the minority interests in USPI.

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

“Adjusted EBITDA” is a non-GAAP measure we define as net income available (loss attributable) to Tenet Healthcare Corporation common shareholders before (1) the cumulative effect of changes in accounting principle, (2) net loss attributable (income available) to noncontrolling interests, (3) income (loss) from discontinued operations, net of tax, (4) income tax benefit

(expense), (5) gain (loss) from early extinguishment of debt, (6) other non-operating income (expense), net, (7) interest expense, (8) litigation and investigation (costs) benefit, net of insurance recoveries, (9) net gains (losses) on sales, consolidation and deconsolidation of facilities, (10) impairment and restructuring charges and acquisition-related costs, (11) depreciation and amortization, and (12) income (loss) from divested and closed businesses (i.e., our health plan businesses). Litigation and investigation costs do not include ordinary course of business malpractice and other litigation and related expense.

We believe the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information about our financial performance. Investors, analysts, company management and our board of directors utilize this non-GAAP measure, in addition to GAAP measures, to track our financial and operating performance and compare that performance to peer companies, which utilize similar non‑GAAP measures in their presentations. The human resources committee of our board of directors also uses certain non‑GAAP measures to evaluate management’s performance for the purpose of determining incentive compensation. We believe that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to GAAP and other non-GAAP measures, as factors in determining the estimated fair value of shares of our common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. We do not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. The non-GAAP Adjusted EBITDA measure we utilize may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The following table shows the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net income available to Tenet Healthcare Corporation common shareholders	$97	$93
Less: Net income available to noncontrolling interests	(125)	(66)
Loss from discontinued operations, net of tax	—	(1)
Income from continuing operations	222	160
Income tax benefit (expense)	(45)	75
Loss from early extinguishment of debt	(23)	—
Other non-operating income, net	10	1
Interest expense	(240)	(243)
Operating income	520	327
Litigation and investigation costs	(13)	(2)
Net gains on sales, consolidation and deconsolidation of facilities	—	2
Impairment and restructuring charges, and acquisition-related costs	(20)	(55)
Depreciation and amortization	(224)	(203)
Adjusted EBITDA	$777	$585

Net operating revenues	$4,781	$4,520

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.0%	2.1%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	16.3%	12.9%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for additional lease obligations and the long-term debt transactions disclosed in Notes 1 and 6, respectively, to our accompanying Condensed Consolidated Financial Statements.

At March 31, 2021, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.92x. This ratio at March 31, 2021 was temporarily impacted by the increase in cash received from advances from Medicare. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity, repayment of Medicare advances in 2021 and 2022 and acquisitions that involve the assumption of long-term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long-term objective to manage our capital structure, we may seek to retire, purchase, redeem or refinance some of our outstanding debt or issue equity or convertible securities, in each case subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $121 million and $182 million in the three months ended March 31, 2021 and 2020, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2021 will total approximately $700 million to $750 million, including $93 million that was accrued as a liability at December 31, 2020.

Interest payments, net of capitalized interest, were $190 million and $172 million in the three months ended March 31, 2021 and 2020, respectively.

Income tax payments, net of tax refunds, were $2 million in the three months ended March 31, 2021 compared to $3 million in the three months ended March 31, 2020.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2021 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. During the three months ended March 31, 2021, we also received supplemental funds from federal, state and local grants provided under COVID-19 relief legislation. We had $2.141 billion of cash and cash equivalents on hand at March 31, 2021 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.900 billion based on our borrowing base calculation at March 31, 2021.

When operating under normal conditions, our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $534 million in the three months ended March 31, 2021 compared to $129 million in the three months ended March 31, 2020. Key factors contributing to the change between the 2021 and 2020 periods include the following:

•An increase in net income before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $192 (including $31 million of cash received from federal and state grants in the 2021 period);

•Additional cash inflows of $54 million related to supplemental Medicaid programs in California and Texas;

•Reduced cash outflows of $67 million attributable to a decrease in malpractice claim payments;

•Additional cash outflows of $79 million due to an increase in our annual 401(k) match funding;

•A decrease of $17 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•The timing of other working capital items, including improved patient accounts receivable collection performance.

Net cash used in investing activities was $145 million for the three months ended March 31, 2021 compared to $204 million for the three months ended March 31, 2020. The 2021 amount included a decrease in investments for purchases of businesses or joint venture interests of $30 million compared to the 2020 period. Capital expenditures were $121 million and $182 million in the three months ended March 31, 2021 and 2020, respectively.

Net cash used in financing activities was $694 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $426 million for the three months ended March 31, 2020. The 2021 amount included payments of $541 million to reduce our long-term debt, including a payment of $495 million to retire our 2025 Senior Notes, and distributions to noncontrolling interests of $119 million. The 2020 amount included borrowings, net of repayments, of $500 million under our credit facility.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement—We have a senior secured revolving credit facility that, at March 31, 2021, provided for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. At March 31, 2021, we had no cash borrowings outstanding under the revolving credit facility, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.900 billion was available for borrowing under the revolving credit facility at March 31, 2021. At March 31, 2021, we were in compliance with all covenants and conditions in our senior secured revolving credit facility.

On April 24, 2020, we amended our credit agreement (as amended to date, the “Credit Agreement”) to, among other things, (i) increase the aggregate revolving credit commitments from $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we further amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. See Note 6 to the accompanying Condensed Consolidated Financial Statements for additional information about our Credit Facility and related amendments.

Letter of Credit Facility—In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to incrementally increase the maximum secured debt covenant from 4.25 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ended March 31, 2021, which maximum ratio will step down incrementally on a quarterly basis through the quarter ending December 31, 2021. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At March 31, 2021, we were in compliance with all covenants and conditions in the LC Facility. At March 31, 2021, we had $92 million of standby letters of credit outstanding under the LC Facility.

Senior Unsecured and Senior Secured Notes—In March 2021, we retired approximately $478 million aggregate principal amount of our 2025 Senior Notes in advance of their maturity date. We paid approximately $495 million from cash on hand to retire the notes. In connection with the retirement, we recorded a loss from early extinguishment of debt of $23 million in the three months ended March 31, 2021, primarily related to the difference between the purchase price and the par value of the notes, as well as the write-off of associated unamortized issuance costs.

For additional information regarding our long-term debt, see Note 6 to the accompanying Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.

LIQUIDITY

Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate have led to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

While demand for our services is expected to further rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the pandemic. These actions included the sale and redemption of various senior unsecured and senior secured notes, which eliminated any significant debt maturities until June 2023 and will reduce our future annual cash interest expense payments. In April 2021, we further amended our Credit Agreement to extend the availability of the Incremental Amounts through April 22, 2022. Additionally, we have continued cost efficiency initiatives, as well as necessary cost reductions due to the decline in patient volumes associated with the COVID-19 pandemic, to substantially offset incremental costs, including temporary staffing and premium pay, as well as higher supply costs for PPE. We have also sought to compensate for the COVID-19 pandemic’s disruption of our patient volumes and mix by growing our services for which demand has been more resilient, including our higher-acuity service lines. While the length of time that will be required for our patient volumes and mix to return to pre-pandemic levels is unknown, especially demand for lower-acuity services, we believe demand for our higher-acuity service lines will continue to grow. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID-19 pandemic.

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments, as well as cash disbursements required to respond to the COVID-19 pandemic. Cash flows from operating activities in the first quarter of the calendar year are usually lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payouts. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future will cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement, anticipated future cash provided by our operating activities and possible additional government relief packages should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements and other presently known operating needs.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section, other sections of this report and in our Annual Report, including any costs associated with legal proceedings and government investigations.

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our balance sheet. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest except for borrowings under our Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $187 million of standby letters of credit outstanding and guarantees at March 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at March 31, 2021. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(Dollars in Millions)
Fixed rate long-term debt	$113	$103	$1,930	$2,495	$2,131	$8,625	$15,397	$16,081
Average effective interest rates	4.4%	4.7%	6.7%	4.6%	5.9%	5.6%	5.6%

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report with respect to our operations that existed prior to the acquisition of controlling ownership interests in the SCD Centers by USPI’s subsidiaries in December 2020. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2021 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 6. EXHIBITS

    Unless otherwise indicated, the following exhibits are filed with this report:

(10)	Material Contracts

(a)
Amendment No. 6, dated as of April 19, 2021, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 23, 2021)

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

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 30, 2021	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)