Form 10-Q
period 2021-06-30
TENET HEALTHCARE CORP
filed 2021-07-30
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At July 23, 2021, there were 107,053,834 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,194	$2,446
Accounts receivable	2,643	2,690
Inventories of supplies, at cost	364	368
Assets held for sale	828	140
Other current assets	1,388	1,503
Total current assets	7,417	7,147
Investments and other assets	2,525	2,534
Deferred income taxes	276	325
Property and equipment, at cost, less accumulated depreciation and amortization ($5,775 at June 30, 2021 and $6,043 at December 31, 2020)	6,166	6,692
Goodwill	8,659	8,808
Other intangible assets, at cost, less accumulated amortization ($1,285 at June 30, 2021 and $1,284 at December 31, 2020)	1,522	1,600
Total assets	$26,565	$27,106
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$127	$145
Accounts payable	1,084	1,207
Accrued compensation and benefits	954	942
Professional and general liability reserves	234	243
Accrued interest payable	220	248
Liabilities held for sale	145	70
Contract liabilities	1,055	659
Other current liabilities	1,252	1,333
Total current liabilities	5,071	4,847
Long-term debt, net of current portion	15,091	15,574
Professional and general liability reserves	782	735
Defined benefit plan obligations	459	497
Deferred income taxes	29	29
Contract liabilities – long-term	351	918
Other long-term liabilities	1,579	1,617
Total liabilities	23,362	24,217
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,034	1,952
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 155,201,582 shares issued at June 30, 2021 and 154,407,524 shares issued at December 31, 2020	8	7
Additional paid-in capital	4,854	4,844
Accumulated other comprehensive loss	(277)	(281)
Accumulated deficit	(1,912)	(2,128)
Common stock in treasury, at cost, 48,334,331 shares at June 30, 2021 and 48,337,947 shares at December 31, 2020	(2,412)	(2,414)
Total shareholders’ equity	261	28
Noncontrolling interests	908	909
Total equity	1,169	937
Total liabilities and equity	$26,565	$27,106

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net operating revenues	$4,954	$3,648	$9,735	$8,168
Grant income	19	511	50	511
Equity in earnings of unconsolidated affiliates	54	31	96	59
Operating expenses:
Salaries, wages and benefits	2,280	1,864	4,481	4,051
Supplies	859	611	1,663	1,374
Other operating expenses, net	1,054	983	2,126	1,996
Depreciation and amortization	221	206	445	409
Impairment and restructuring charges, and acquisition-related costs	20	54	40	109
Litigation and investigation costs	22	2	35	4
Net gains on sales, consolidation and deconsolidation of facilities	(15)	(1)	(15)	(3)
Operating income	586	471	1,106	798
Interest expense	(235)	(255)	(475)	(498)
Other non-operating income (expense), net	(1)	2	9	3
Loss from early extinguishment of debt	(31)	(4)	(54)	(4)
Income from continuing operations, before income taxes	319	214	586	299
Income tax benefit (expense)	(61)	(45)	(106)	30
Income from continuing operations, before discontinued operations	258	169	480	329
Discontinued operations:
Loss from operations	(1)	—	(1)	(1)
Loss from discontinued operations	(1)	—	(1)	(1)
Net income	257	169	479	328
Less: Net income available to noncontrolling interests	138	81	263	147
Net income available to Tenet Healthcare Corporation common shareholders	$119	$88	$216	$181
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$120	$88	$217	$182
Loss from discontinued operations, net of tax	(1)	—	(1)	(1)
Net income available to Tenet Healthcare Corporation common shareholders	$119	$88	$216	$181
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$1.12	$0.84	$2.04	$1.74
Discontinued operations	(0.01)	—	(0.01)	(0.01)
	$1.11	$0.84	$2.03	$1.73
Diluted
Continuing operations	$1.11	$0.83	$2.00	$1.72
Discontinued operations	(0.01)	—	(0.01)	(0.01)
	$1.10	$0.83	$1.99	$1.71
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	106,822	104,794	106,566	104,574
Diluted	108,569	105,578	108,317	105,656

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$257	$169	$479	$328
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income (expense), net	3	2	6	4
Unrealized gains on debt securities held as available-for-sale	—	—	—	1
Other comprehensive income before income taxes	3	2	6	5
Income tax benefit (expense) related to items of other comprehensive income	2	(1)	(2)	(3)
Total other comprehensive income, net of tax	5	1	4	2
Comprehensive net income	262	170	483	330
Less: Comprehensive income available to noncontrolling interests	138	81	263	147
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$124	$89	$220	$183

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net income	$479	$328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	409
Deferred income tax expense (benefit)	48	(49)
Stock-based compensation expense	30	27
Impairment and restructuring charges, and acquisition-related costs	40	109
Litigation and investigation costs	35	4
Net gains on sales, consolidation and deconsolidation of facilities	(15)	(3)
Loss from early extinguishment of debt	54	4
Equity in earnings of unconsolidated affiliates, net of distributions received	10	(39)
Amortization of debt discount and debt issuance costs	17	20
Pre-tax loss from discontinued operations	1	1
Other items, net	(22)	(3)
Changes in cash from operating assets and liabilities:
Accounts receivable	(101)	317
Inventories and other current assets	56	44
Income taxes	25	14
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(232)	1,209
Other long-term liabilities	(6)	90
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(85)	(114)
Net cash provided by operating activities	779	2,368
Cash flows from investing activities:
Purchases of property and equipment	(243)	(288)
Purchases of businesses or joint venture interests, net of cash acquired	(64)	(56)
Proceeds from sales of facilities and other assets	124	12
Proceeds from sales of marketable securities, long-term investments and other assets	18	35
Purchases of marketable securities and equity investments	(19)	(10)
Other items, net	(11)	18
Net cash used in investing activities	(195)	(289)
Cash flows from financing activities:
Repayments of borrowings under credit facility	—	(740)
Proceeds from borrowings under credit facility	—	740
Repayments of other borrowings	(2,012)	(229)
Proceeds from other borrowings	1,409	1,312
Debt issuance costs	(15)	(22)
Distributions paid to noncontrolling interests	(212)	(100)
Proceeds from sale of noncontrolling interests	12	5
Purchases of noncontrolling interests	(5)	—
Proceeds from exercise of stock options and employee stock purchase plan	9	5
Medicare advances and grants received by unconsolidated affiliates, net of recoupment	6	142
Other items, net	(28)	60
Net cash provided by (used in) financing activities	(836)	1,173
Net increase (decrease) in cash and cash equivalents	(252)	3,252
Cash and cash equivalents at beginning of period	2,446	262
Cash and cash equivalents at end of period	$2,194	$3,514
Supplemental disclosures:
Interest paid, net of capitalized interest	$(486)	$(465)
Income tax payments, net	$(34)	$(5)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we,” “our” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes USPI Holding Company, Inc. (“USPI”), at June 30, 2021 we operated 65 hospitals and over 460 other healthcare facilities, including surgical hospitals, ambulatory surgery centers, imaging centers, and other care sites and clinics. We also operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

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

Operating results for the three and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID-19 pandemic on our operations, business, financial condition and cash flows; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal, state and local healthcare and business regulations, including mandated closures and other operating restrictions; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Certain prior-year amounts have been reclassified to conform to the current year presentation. In the accompanying Condensed Consolidated Balance Sheets, income tax receivable has been reclassified to other current assets, as it is no longer significant enough to present separately. In the accompanying Condensed Consolidated Statements of Cash Flows, long‑term assets has been combined with other items, net, as it is no longer significant enough to present separately, but it remains located within cash flows from investing activities.

COVID-19 Pandemic
During 2020, federal, state and local authorities undertook several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government during 2020 included the Coronavirus Aid, Relief, and Economic Security Act, the Paycheck Protection Program and Health Care Enhancement Act, the Continuing Appropriations Act, 2021 and Other Extensions Act, and the Consolidated Appropriations Act, 2021 (collectively, the “COVID Acts”). With the COVID Acts, the federal government authorized funding to be distributed through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). In June 2021, the U.S. Department of Health and Human Services (“HHS”) established new deadlines for when recipients of PRF grants must use the funding received, generally 12 to 18 months after receipt of the grant funds. HHS will recoup PRF grant funds not utilized by the established deadlines. The COVID Acts also revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals and other care providers more quickly and permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Our participation in these programs and the related accounting policies are summarized below.

Grant Income. During the three and six months ended June 30, 2021, we received cash payments of $4 million and $63 million, respectively, from the Provider Relief Fund and state and local grant programs, including $27 million received by our unconsolidated affiliates during the six-month period. During the three and six months ended June 30, 2020, we received cash payments of $712 million from the Provider Relief Fund and state and local grant programs, including $38 million received by our unconsolidated affiliates. We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. Our estimates could change materially in the future based on our operating performance or COVID-19 activities, as well as the government’s grant compliance guidance. Grant income recognized by our Hospital Operations and other (“Hospital Operations”) and Ambulatory Care segments is presented in grant income and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates in our statement of operations. During the three and six months ended June 30, 2021, we recognized grant income of $4 million and $28 million, respectively, in our Hospital Operations segment, and $15 million and $22 million, respectively, in our Ambulatory Care segment. We recognized an additional $5 million and $11 million of Provider Relief Fund income during these periods, which was classified as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, we recognized grant income of $474 million in our Hospital Operations segment and $37 million in our Ambulatory Care segment. Additionally, we recognized $12 million of grant income as equity in earnings of unconsolidated affiliates during the three and six months ended June 30, 2020. At June 30, 2021 and December 31, 2020, we had deferred grant payments remaining of $4 million and $18 million, respectively, which amounts were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for those periods.

Medicare Accelerated Payment Program. In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. The COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to healthcare providers more quickly. Recipients may retain the accelerated payments for one year from the date of receipt before recoupment commences, which is effectuated by a 25% offset of claims payments for 11 months, followed by a 50% offset for the succeeding six months. At the end of the 29-month period, interest on the unpaid balance will be assessed at 4.00% per annum. The initial 11-month recoupment period began in April 2021.

Our Hospital Operations and Ambulatory Care segments both received advance payments from the Medicare accelerated payment program during 2020. No additional advances were received in the six months ended June 30, 2021. The recoupment period for the advances we received during the three months ended June 30, 2020 commenced during the three months ended June 30, 2021. During this period, $141 million and $11 million of advances received by our Hospital Operations and Ambulatory Care segments, respectively, were recouped through a reduction of our Medicare claims payments. In addition, $12 million of advances received by unconsolidated affiliates for which we provide cash management services were recouped through a reduction of those affiliates’ Medicare claims payments during the three months ended June 30, 2021. Advances totaling $997 million and $603 million were included in contract liabilities, and advances totaling $335 million and $902 million were included in contract liabilities – long term in the accompanying Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively.

Deferral of Employer Payroll Tax Match Payments. Social Security taxes deferred under the COVID Acts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We had deferred Social Security tax payments totaling $130 million included in accrued compensation and benefits and $130 million included in other long‑term liabilities in the accompanying Condensed Consolidated Balance Sheets at both June 30, 2021 and December 31, 2020.

Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.194 billion and $2.446 billion at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, our book overdrafts were $185 million and $154 million, respectively, which were classified as accounts payable.

At June 30, 2021 and December 31, 2020, $173 million and $166 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at June 30, 2021 and December 31, 2020, we had $50 million and $93 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $44 million and $85 million, respectively, were included in accounts payable.

During the six months ended June 30, 2021 and 2020, we recorded right-of-use assets related to non‑cancellable finance leases of $40 million and $43 million, respectively, and related to non-cancellable operating leases of $96 million and $88 million, respectively.

Other Intangible Assets
The following tables provide information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At June 30, 2021:
Capitalized software costs	$1,733	$(1,087)	$646
Trade names	102	—	102
Contracts	871	(120)	751
Other	101	(78)	23
Total	$2,807	$(1,285)	$1,522

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2020:
Capitalized software costs	$1,800	$(1,084)	$716
Trade names	102	—	102
Contracts	872	(111)	761
Other	110	(89)	21
Total	$2,884	$(1,284)	$1,600

Estimated future amortization of intangibles with finite useful lives at June 30, 2021 is as follows:

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2021	2022	2023	2024	2025
Amortization of intangible assets	$838	$91	$122	$108	$97	$83	$337

We recognized amortization expense of $95 million and $79 million in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020, respectively.

Investments in Unconsolidated Affiliates
We control 232 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (109 of 341 at June 30, 2021), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Equity in earnings of unconsolidated affiliates included $5 million and $11 million for the three and six months ended June 30, 2021, respectively, from PRF grants recognized by our Ambulatory Care segment’s unconsolidated affiliates. During the three and six months ended June 30, 2020, equity in earnings of unconsolidated affiliates included $12 million from PRF grants recognized by these unconsolidated affiliates. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net operating revenues	$711	$468	$1,345	$1,034
Net income	$197	$138	$362	$247
Net income available to the investees	$115	$83	$217	$152

NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are shown in the table below:

	June 30, 2021	December 31, 2020
Continuing operations:
Patient accounts receivable	$2,448	$2,499
Estimated future recoveries	139	156
Net cost reports and settlements receivable and valuation allowances	55	34
	2,642	2,689
Discontinued operations	1	1
Accounts receivable, net	$2,643	$2,690

The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Assets:
Other current assets	$249	$378
Investments and other assets	$247	$206

Liabilities:
Other current liabilities	$90	$110
Other long-term liabilities	$74	$56

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Estimated costs for:
Uninsured patients	$158	$145	$326	$301
Charity care patients	29	43	49	83
Total	$187	$188	$375	$384

NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. Approximately 91% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. As discussed in Note 1, the COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals more quickly. During the year ended December 31, 2020, our Hospital Operations segment received advance payments from the Medicare accelerated payment program following its expansion under the COVID Acts. These advance payments were recorded as contract liabilities in the accompanying Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. No additional advances were received in the three and six months ended June 30, 2021.

The opening and closing balances of contract assets and contract liabilities for our Hospital Operations segment are as follows:

		Contract Liability –	Contract Liability –
		Current	Long-term
	Contract Assets	Advances from Medicare	Advances from Medicare
December 31, 2020	$208	$510	$819
June 30, 2021	170	891	301
Increase (decrease)	$(38)	$381	$(518)

December 31, 2019	$170	$—	$—
June 30, 2020	176	1,266	—
Increase	$6	$1,266	$—

During the three months ended June 30, 2021, $141 million of Medicare advance payments included in the opening contract liabilities balance for our Hospital Operations segment were recouped through a reduction of our Medicare claims payments.

Ambulatory Care Segment
During the year ended December 31, 2020, our Ambulatory Care segment also received advance payments from the expanded Medicare accelerated payment program. At June 30, 2021 and December 31, 2020, contract liabilities included $61 million and $51 million, respectively, and contract liabilities – long-term included $31 million and $62 million, respectively, of Medicare advance payments received by our unconsolidated affiliates for whom we provide cash management services.

The opening and closing balances of contract liabilities for our Ambulatory Care segment are as follows:

	Contract Liability –	Contract Liability –
	Current	Long-term
	Advances from Medicare	Advances from Medicare
December 31, 2020	$93	$83
June 30, 2021	106	34
Increase (decrease)	$13	$(49)

December 31, 2019	$—	$—
June 30, 2020	167	—
Increase	$167	$—

During the three months ended June 30, 2021, $11 million of Medicare advance payments included in the opening contract liabilities balance for our Ambulatory Care segment were recouped through a reduction of our Medicare claims payments. Additionally, $12 million of Medicare advances received by our unconsolidated affiliates for whom we provide cash management services in the opening contract liabilities balance were recouped in the same manner during the three months ended June 30, 2021.

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

The opening and closing balances of Conifer’s receivables, contract assets and contract liabilities are as follows:

			Contract Liability –	Contract Liability –
		Contract Asset –	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2020	$56	$20	$56	$16
June 30, 2021	59	15	58	16
Increase (decrease)	$3	$(5)	$2	$—

December 31, 2019	$26	$11	$61	$18
June 30, 2020	28	12	63	17
Increase (decrease)	$2	$1	$2	$(1)

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

In the six months ended June 30, 2021 and 2020, Conifer recognized $55 million and $56 million, respectively, of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up‑front integration services that are recognized over the services period.

Contract Costs
During both of the three months ended June 30, 2021 and 2020, we recognized amortization expense related to deferred contract setup costs of $1 million. In both of the six months ended June 30, 2021 and 2020, we recognized amortization expense related to deferred contract setup costs of $2 million. At both June 30, 2021 and December 31, 2020, the unamortized customer contract costs were $24 million and are presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE
In June 2021, certain of our subsidiaries entered into a definitive agreement to sell five of our Miami-area hospitals and certain related operations. As a result, the assets and liabilities associated with these facilities were classified as held for sale at June 30, 2021 in the accompanying Condensed Consolidated Balance Sheets. We expect to complete the sale of these facilities in the third quarter of 2021.

Assets and liabilities classified as held for sale at June 30, 2021 were comprised of the following:

Accounts receivable	$150
Other current assets	40
Investments and other long-term assets	41
Property and equipment	371
Other intangible assets	35
Goodwill	191
Current liabilities	(98)
Long-term liabilities	(47)
Net assets held for sale	$683

In the three months ended June 30, 2021, we completed the sale of the majority of our urgent care centers operated under the MedPost and CareSpot brands, and we also completed the separate sale of a building we owned in the Philadelphia area. The assets and liabilities related to the urgent care centers and the building were classified as held for sale at December 31, 2020 in the accompanying Condensed Consolidated Balance Sheet. We recorded a gain related to the sale of the urgent care centers of $14 million and a gain of $2 million related to the sale of the building in Philadelphia in the three months ended June 30, 2021.

The following table provides information on significant components of our business that were classified as held for sale at June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Significant planned divestitures classified as held for sale:
Income from continuing operations, before income taxes
Miami area	$16	$9	$29	$15
Total	$16	$9	$29	$15

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS
During the six months ended June 30, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $40 million, consisting of $34 million of restructuring charges, $1 million of impairment charges and $5 million of acquisition-related costs. Restructuring charges consisted of $10 million of employee severance costs, $12 million related to the transition of various administrative functions to our Global Business Center (“GBC”) in the Philippines and $12 million of other restructuring costs. Our impairment charges for the six months ended June 30, 2021 were comprised of $1 million from our Ambulatory Care segment. Acquisition‑related costs consisted of $5 million of transaction costs.

During the six months ended June 30, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $109 million, consisting of $103 million of restructuring charges, $5 million of impairment charges and $1 million of acquisition-related costs. Restructuring charges consisted of $37 million of employee severance costs, $25 million related to the transition of various administrative functions to our GBC, $23 million of charges due to the termination of USPI’s previous management equity plan, $1 million of contract and lease termination fees, and $17 million of other restructuring costs. Our impairment charges for the six months ended June 30, 2020 were comprised of $5 million from our Ambulatory Care segment. Acquisition-related costs consisted of $1 million of transaction costs.

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

At June 30, 2021, our continuing operations consisted of three reportable segments, Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

NOTE 6. LONG-TERM DEBT
The table below shows our long-term debt at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Senior unsecured notes:
6.750% due 2023	$1,872	$1,872
7.000% due 2025	—	478
6.125% due 2028	2,500	2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	1,870	1,870
4.625% due 2024	600	600
7.500% due 2025	700	700
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	—
Senior secured second lien notes:
5.125% due 2025	—	1,410
6.250% due 2027	1,500	1,500
Finance leases, mortgage and other notes	370	403
Unamortized issue costs and note discounts	(156)	(176)
Total long-term debt	15,218	15,719
Less current portion	127	145
Long-term debt, net of current portion	$15,091	$15,574

Senior Unsecured Notes and Senior Secured Notes
On June 2, 2021, we issued $1.400 billion aggregate principal amount of 4.250% senior secured first lien notes, which will mature on June 1, 2029 (the “2029 Senior Secured First Lien Notes”). We will pay interest on the 2029 Senior Secured First Lien Notes semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. The proceeds from the sale of the 2029 Senior Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $1.410 billion aggregate principal amount then outstanding of our 5.125% senior secured second lien notes due 2025 (the “2025 Senior Secured Second Lien Notes”) in advance of their maturity date for approximately $1.428 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $31 million in the three months ended June 30, 2021, primarily related to the difference between the purchase price and the par value of the 2025 Senior Secured Second Lien Notes, as well as the write-off of associated unamortized issuance costs.

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

Credit Agreement
We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended to date, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we further amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. At June 30, 2021, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.900 billion was available for borrowing under the revolving credit facility at June 30, 2021.

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

Letter of Credit Facility
In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to incrementally increase the maximum secured debt covenant from 4.25 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ended March 31, 2021, which maximum ratio will step down incrementally on a quarterly basis through the quarter ending December 31, 2021. At June 30, 2021, the effective maximum secured debt covenant was 5.50 to 1.00. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At June 30, 2021, we had $149 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES
At June 30, 2021, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $129 million. We had a total liability of $104 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2021.

At June 30, 2021, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $96 million. Of the total, $13 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in the accompanying Condensed Consolidated Balance Sheet at June 30, 2021.

NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020 include $30 million and $27 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding at December 31, 2020	912,531	$22.51
Exercised	(293,581)	20.68
Outstanding at June 30, 2021	618,950	$23.38	$27	6.7 years
Vested and expected to vest at June 30, 2021	618,950	$23.38	$27	6.7 years
Exercisable at June 30, 2021	422,932	$21.10	$19	6.3 years

There were 293,581 and 108,488 stock options exercised during the six months ended June 30, 2021 and 2020, respectively, with aggregate intrinsic values of $10 million and less than $1 million, respectively. We did not grant any stock options during the six months ended June 30, 2021 and 2020.

At June 30, 2021, there were less than $1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of less than one year.

The following table summarizes information about our outstanding stock options at June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$18.99 to $20.609	391,748	6.3 years	$19.96	391,748	$19.96
$20.61 to $35.430	227,202	7.4 years	29.26	31,184	35.43
	618,950	6.7 years	$23.38	422,932	$21.10

Restricted Stock Units
The following table summarizes activity with respect to restricted stock units (“RSUs”) during the six months ended June 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,095,206	$25.87
Granted	749,110	54.62
Vested	(492,308)	29.78
Forfeited	(17,914)	32.29
Unvested at June 30, 2021	2,334,094	$34.37

In the six months ended June 30, 2021, we granted an aggregate of 749,110 RSUs. Of these, 261,997 will vest and be settled ratably over a three-year period from the grant date, 189,215 will vest and be settled ratably over eight quarterly periods from the grant date and 14,192 will vest and be settled on December 31, 2021. In addition, we granted 243,076 performance‑based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2021 to 2023. Provided the goals are achieved, the performance-based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance-based RSUs that could vest will range from 0% to 200% of the 243,076 units granted, depending on our level of achievement with respect to the performance goals. We also granted 39,738 RSUs to our non-employee directors. Of this total, 36,681 RSUs were for the 2021-2022 board service year, 1,372 were an initial grant to a new member of our board of directors and 1,685 were a pro-rata annual grant to the same new member. While RSUs granted to our board of directors vest immediately, annual grants settle on the third anniversary of the grant date and initial grants settle upon separation from the board. During the six months ended June 30, 2021, we also granted 892 RSUs that vested and settled immediately as a result of our level of achievement with respect to performance-based RSUs granted in 2018.

In the six months ended June 30, 2020, we granted an aggregate of 1,574,325 RSUs. Of these, 517,398 will vest and be settled ratably over a three-year period from the grant date, 104,167 will vest and be settled ratably over a four‑year period from the grant date and 359,713 will vest and be settled ratably over 11 quarterly periods from the grant date. In addition, we granted 409,485 performance-based RSUs; the vesting of these RSUs is contingent on our achievement of specified performance goals for the years 2020 to 2022. Provided the goals are achieved, the performance-based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance-based RSUs that could vest will range from 0% to 200% of the 409,485 units granted, depending on our level of achievement with respect to the performance goals. We also granted 80,128 performance-based RSUs to a Conifer senior officer, which were subsequently forfeited. In addition, in May 2020, we made an annual grant of 103,434 RSUs to our non-employee directors for the 2020-2021 board service year, which units vested immediately and will settle in shares of our common stock on third anniversary of the date of the grant.

The fair value of an RSU is based on our share price on the grant date. For certain of the performance-based RSU grants, the number of units that will ultimately vest is subject to adjustment based on the achievement of a market-based condition. The fair value of these RSUs is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Six Months Ended June 30,
	2021	2020
Expected volatility	71.8% - 79.3%	54.7%
Risk-free interest rate	0.1% - 0.2%	1.2%

At June 30, 2021, there were $59 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes RSU activity under USPI’s management equity plan during the six months ended June 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,025,056	$34.13
Granted	76,990	34.13
Vested	(373,499)	34.13
Forfeited	(140,120)	34.13
Unvested at June 30, 2021	1,588,427	$34.13

In the six months ended June 30, 2021, we granted 76,990 RSUs under USPI’s management equity plan. Twenty percent of these RSUs vests on each of the first and second anniversaries of the grant date, and the remaining 60% vests on the third anniversary of the grant date. RSUs granted in 2020 vest 20% in each of the first three years on the anniversary of the grant date with the remaining 40% vesting on the fourth anniversary of the grant date.

Employee Retirement Plans
In the six months ended June 30, 2021 and 2020, we recognized service cost related to one of our frozen non‑qualified defined benefit pension plans of less than $1 million for both periods in salaries, wages and benefits expense in the accompanying Condensed Consolidated Statements of Operations. Additionally, in the six months ended June 30, 2021 and 2020, we recognized a benefit of $3 million and expense of $4 million, respectively, related to other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and non-qualified defined benefit plans in other non-operating income (expense), net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 9. EQUITY
Changes in Shareholders’ Equity
The following tables show the changes in consolidated equity during the six months ended June 30, 2021 and 2020 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2020	106,070	$7	$4,844	$(281)	$(2,128)	$(2,414)	$909	$937
Net income	—	—	—	—	97	—	44	141
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive loss	—	—	—	(1)	—	—	—	(1)
Accretion of redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(3)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(10)	—	—	—	1	(9)
Stock-based compensation expense and issuance of common stock	617	1	10	—	—	1	—	12
Balances at March 31, 2021	106,687	$8	$4,841	$(282)	$(2,031)	$(2,413)	$893	$1,016
Net income	—	—	—	—	119	—	58	177
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	5	—	—	—	5
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests, net	—	—	3	—	—	—	—	3
Stock-based compensation expense and issuance of common stock	180	—	14	—	—	1	—	15
Balances at June 30, 2021	106,867	$8	$4,854	$(277)	$(1,912)	$(2,412)	$908	$1,169

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2019	104,197	$7	$4,760	$(257)	$(2,513)	$(2,414)	$854	$437
Net income	—	—	—	—	93	—	32	125
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(40)	(40)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(1)	—	—	—	—	(1)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(30)	—	—	—	15	(15)
Cumulative effect of accounting change	—	—	—	—	(14)	—	—	(14)
Stock-based compensation expense and issuance of common stock	331	—	10	—	—	—	—	10
Balances at March 31, 2020	104,528	$7	$4,739	$(256)	$(2,434)	$(2,414)	$861	$503
Net income	—	—	—	—	88	—	35	123
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(2)	—	—	—	—	(2)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(2)	—	—	—	2	—
Stock-based compensation expense and issuance of common stock	374	—	16	—	—	—	—	16
Balances at June 30, 2020	104,902	$7	$4,751	$(255)	$(2,346)	$(2,414)	$890	$633

Our noncontrolling interests balances at June 30, 2021 and December 31, 2020 were comprised of $129 million and $116 million, respectively, from our Hospital Operations segment, and $779 million and $793 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the six months ended June 30, 2021 and 2020 in the table above were comprised of $9 million and $5 million, respectively, from our Hospital Operations segment, and $93 million and $62 million, respectively, from our Ambulatory Care segment.

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

The table below shows our sources of net operating revenues less implicit price concessions from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$697	$597	$1,385	$1,302
Medicaid	288	259	547	540
Managed care	2,545	1,824	5,025	4,145
Uninsured	60	22	107	62
Indemnity and other	192	127	368	320
Total	3,782	2,829	7,432	6,369
Other revenues(1)	313	259	610	553
Hospital Operations total prior to inter-segment eliminations	4,095	3,088	8,042	6,922
Ambulatory Care	664	368	1,310	858
Conifer	319	305	629	637
Inter-segment eliminations	(124)	(113)	(246)	(249)
Net operating revenues	$4,954	$3,648	$9,735	$8,168

(1)	Primarily physician practices revenues.

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the six months ended June 30, 2021 and 2020 by $19 million and $5 million, respectively. Estimated cost report settlements and valuation allowances were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net patient service revenues	$638	$349	$1,257	$813
Management fees	21	16	43	37
Revenue from other sources	5	3	10	8
Net operating revenues	$664	$368	$1,310	$858

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue cycle services – Tenet	$120	$109	$238	$243
Revenue cycle services – other customers	175	172	344	348
Other services – Tenet	4	4	8	6
Other services – other customers	20	20	39	40
Net operating revenues	$319	$305	$629	$637

Other services represent approximately 7% of Conifer’s revenue for both of the six months ended June 30, 2021 and 2020 and include value-based care services, consulting services and other client-defined projects.

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

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2021	2022	2023	2024	2025
Performance obligations	$6,452	$302	$604	$603	$549	$549	$3,845

NOTE 11. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE
Property Insurance
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2021 through March 31, 2022, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $40 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves
We are self-insured for the majority of our professional and general liability claims and purchase insurance from third‑parties to cover catastrophic claims. At June 30, 2021 and December 31, 2020, the aggregate current and long-term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.016 billion and $978 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Malpractice expense of $179 million and $144 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020, respectively.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the six months ended June 30, 2021 and 2020.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Six Months Ended June 30, 2021	$26	$35	$(29)	$32
Six Months Ended June 30, 2020	$86	$4	$(4)	$86

For the six months ended June 30, 2021 and 2020, we recorded costs of $35 million and $4 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
We have a put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) that contains put and call options with respect to the 5% ownership interest Baylor holds in USPI. Each year starting in 2021, Baylor may put up to one-third of their total shares in USPI held as of April 1, 2017 by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call, which is mutually agreed-upon fair market value, in cash or shares of our common stock. Baylor did not deliver a put notice to us in January 2021. In February 2021, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the USPI shares held by Baylor as of April 1, 2017. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Balances at beginning of period	$1,952	$1,506
Net income	161	80
Distributions paid to noncontrolling interests	(108)	(52)
Accretion of redeemable noncontrolling interests	7	3
Purchases of businesses and noncontrolling interests, net	22	24
Balances at end of period	$2,034	$1,561

The following tables show the composition by segment of our redeemable noncontrolling interests balances at June 30, 2021 and December 31, 2020, as well as our net income available to redeemable noncontrolling interests for the six months ended June 30, 2021 and 2020:

	June 30, 2021	December 31, 2020
Hospital Operations	$292	$267
Ambulatory Care	1,297	1,273
Conifer	445	412
Redeemable noncontrolling interests	$2,034	$1,952

	Six Months Ended June 30,
	2021	2020
Hospital Operations	$16	$(6)
Ambulatory Care	112	58
Conifer	33	28
Net income available to redeemable noncontrolling interests	$161	$80

NOTE 14. INCOME TAXES
During the three months ended June 30, 2021, we recorded income tax expense of $61 million in continuing operations on pre-tax income of $319 million compared to income tax expense of $45 million on pre-tax income of $214 million during the three months ended June 30, 2020. During the six months ended June 30, 2021, we recorded income tax expense of $106 million in continuing operations on pre-tax income of $586 million compared to an income tax benefit of $30 million on pre-tax income of $299 million during the six months ended June 30, 2020. For the six months ended June 30, 2021, the provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. For the six months ended June 30, 2020, we utilized the discrete effective tax rate method, as allowed by the Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, “Income Taxes–Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year‑to‑date period as if it were the annual period and determines the income tax expense or benefit on that basis. We believe that the use of this discrete method in 2020 was more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method was not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the impact of the COVID-19 pandemic and the evolving guidance by the government on utilization of grant funds.

The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tax expense at statutory federal rate of 21%	$67	$45	$123	$63
State income taxes, net of federal income tax benefit	14	10	26	15
Tax benefit attributable to noncontrolling interests	(28)	(16)	(53)	(30)
Nondeductible goodwill	7	—	7	—
Nontaxable gains	—	—	—	3
Stock-based compensation	(2)	—	(3)	—
Change in valuation allowance	—	2	—	(88)
Other items	3	4	6	7
Income tax expense (benefit)	$61	$45	$106	$(30)

As a result of the change in the business interest expense disallowance rules under the COVID Acts, we recorded an income tax benefit of $88 million during the six months ended June 30, 2020 to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

During the six months ended June 30, 2021, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at June 30, 2021 was $31 million, of which $29 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our statement of operations. There were no accrued interest and penalties on unrecognized tax benefits at June 30, 2021.

At June 30, 2021, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS PER COMMON SHARE
The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations for three and six months ended June 30, 2021 and 2020. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$120	106,822	$1.12
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,747	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$120	108,569	$1.11

Three Months Ended June 30, 2020
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$88	104,794	$0.84
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	784	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$88	105,578	$0.83

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Six Months Ended June 30, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$217	106,566	$2.04
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,751	(0.04)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$217	108,317	$2.00

Six Months Ended June 30, 2020
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$182	104,574	$1.74
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,082	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$182	105,656	$1.72

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

Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. The following table presents information about assets measured at fair value at December 31, 2020 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values. There were no assets measured at fair value on a non-recurring basis at June 30, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2020:
Long-lived assets held for sale	$140	$—	$140	$—
Long-lived assets held and used	483	—	483	—
	$623	$—	$623	$—

Financial Instruments
The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At June 30, 2021 and December 31, 2020, the estimated fair value of our long-term debt was approximately 104.7% and 104.5%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
Current assets	$9	$7
Property and equipment	27	13
Other intangible assets	1	8
Goodwill	76	76
Other long-term assets, including previously held equity method investments	9	5
Current liabilities	(16)	(6)
Long-term liabilities	(11)	(6)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(28)	(30)
Noncontrolling interests	(2)	(11)
Cash paid, net of cash acquired	(64)	(56)
Gains on consolidations	$1	$—

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $76 million from acquisitions completed during the six months ended June 30, 2021 was recorded in our Ambulatory Care segment. Approximately $5 million and $1 million in transaction costs related to prospective and closed acquisitions were expensed during the six-month periods ended June 30, 2021 and 2020, respectively, and were included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. We are in the process of assessing working capital balances as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests for some of our 2021 and 2020 acquisitions. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying Condensed Consolidated Financial Statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments are recorded as soon as practical within the measurement period as defined by the accounting literature.

NOTE 18. SEGMENT INFORMATION
Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations segment is comprised of acute care and specialty hospitals, ancillary outpatient facilities, micro-hospitals, imaging centers, physician practices, and other care sites and clinics. At June 30, 2021, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states. On April 1, 2021, we transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. The total assets associated with the imaging centers transferred to our Hospital Operations segment constituted less than 1% of our consolidated total assets at March 31, 2021. In addition, in April 2021, we completed the sale of the majority of the urgent care centers held by our Hospital Operations segment to an unaffiliated urgent care provider. Certain of the facilities in our Hospital Operations segment were classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.

Our Ambulatory Care segment is comprised of the operations of USPI. At June 30, 2021, USPI had interests in 317 ambulatory surgery centers and 24 surgical hospitals in 31 states. At December 31, 2020, our Ambulatory Care segment included 40 urgent care centers that were classified as held for sale. We completed the divestiture of these urgent care centers in April 2021. At June 30, 2021, we owned 95% of USPI.

Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. At June 30, 2021, Conifer provided services to approximately 640 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into an agreement documenting the terms and conditions of various services Conifer provides to Tenet hospitals (“RCM Agreement”), as well as an agreement documenting certain administrative services our Hospital Operations segment provides to Conifer. In March 2021, we entered into a month‑to‑month agreement amending the RCM Agreement effective January 1, 2021 (“Amended RCM Agreement”) to update certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. We believe the pricing terms for the services provided under the Amended RCM Agreement are commercially reasonable and consistent with estimated third-party terms. At June 30, 2021, we owned 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	June 30, 2021	December 31, 2020
Assets:
Hospital Operations	$17,726	$18,048
Ambulatory Care	7,872	8,048
Conifer	967	1,010
Total	$26,565	$27,106

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capital expenditures:
Hospital Operations	$90	$90	$200	$257
Ambulatory Care	27	10	35	21
Conifer	5	6	8	10
Total	$122	$106	$243	$288

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$4,095	$3,088	$8,042	$6,922
Ambulatory Care	664	368	1,310	858
Conifer
Tenet	124	113	246	249
Other clients	195	192	383	388
Total Conifer revenues	319	305	629	637
Inter-segment eliminations	(124)	(113)	(246)	(249)
Total	$4,954	$3,648	$9,735	$8,168

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$5	$(4)	$9	$(2)
Ambulatory Care	49	35	87	61
Total	$54	$31	$96	$59

Adjusted EBITDA:
Hospital Operations	$449	$492	$883	$834
Ambulatory Care	295	167	552	323
Conifer	90	73	176	160
Total	$834	$732	$1,611	$1,317

Depreciation and amortization:
Hospital Operations	$188	$177	$378	$352
Ambulatory Care	23	20	48	39
Conifer	10	9	19	18
Total	$221	$206	$445	$409

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA	$834	$732	$1,611	$1,317
Depreciation and amortization	(221)	(206)	(445)	(409)
Impairment and restructuring charges, and acquisition-related costs	(20)	(54)	(40)	(109)
Litigation and investigation costs	(22)	(2)	(35)	(4)
Interest expense	(235)	(255)	(475)	(498)
Loss from early extinguishment of debt	(31)	(4)	(54)	(4)
Other non-operating income (expense), net	(1)	2	9	3
Net gains on sales, consolidation and deconsolidation of facilities	15	1	15	3
Income from continuing operations, before income taxes	$319	$214	$586	$299

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Estimates

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of acute care and specialty hospitals, ancillary outpatient facilities, micro-hospitals, imaging centers, physician practices, and other care sites and clinics. At June 30, 2021, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states. In April 2021, our Hospital Operations segment completed the sale of the majority of its urgent care centers to an unaffiliated urgent care provider. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of the facilities in our Hospital Operations segment were classified as held for sale at June 30, 2021. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest. At June 30, 2021, USPI had interests in 317 ambulatory surgery centers and 24 surgical hospitals in 31 states. At the beginning of the three months ended June 30, 2021, our Ambulatory Care segment also included 24 imaging centers, which were transferred to our Hospital Operations segment in April 2021. In addition, at December 31, 2020, our Ambulatory Care segment included 40 urgent care centers that were classified as held for sale. We completed the divestiture of these urgent care centers in April 2021. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. At June 30, 2021, Conifer provided services to approximately 640 Tenet and non-Tenet hospitals and other clients nationwide. At June 30, 2021, we owned 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary. Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of our same 65 hospitals operated throughout the six months ended June 30, 2021 and 2020. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW
RECENT DEVELOPMENTS
Definitive Agreement to Sell Five Hospitals and Related Operations in the Miami Area—In June 2021, we entered into a definitive agreement to sell five hospitals and related operations in the Miami area. This sale, which is subject to customary closing conditions, including regulatory approvals, is expected to be completed in the third quarter of 2021. For additional details, see Note 4 to the accompanying Condensed Consolidated Financial Statements.

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

As described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) and below under “Sources of Revenue for Our Hospital Operations Segment,” various legislative actions have mitigated some of the economic disruption caused by the COVID-19 pandemic on our business. Additional funding for the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”) was among the provisions of the COVID-19 relief legislation. In the six months ended June 30, 2021 and 2020, we received cash payments of $63 million and $712 million, we recognized approximately $50 million and $511 million as grant income, and we recognized $11 million and $12 million in equity in earnings of unconsolidated affiliates, respectively, in our accompanying Condensed Consolidated Statements of Operations due to grants from the Provider Relief Fund and other state and local grant programs.

Throughout MD&A, we have provided additional information on the impact of the COVID-19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. The ultimate extent and scope of the pandemic remains unknown. For information about risks and uncertainties related to COVID-19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part I of our Annual Report.

TRENDS AND STRATEGIES
As described above and throughout MD&A, we experienced a significant disruption to our business in 2020 due to the COVID-19 pandemic. Although we have seen gradual and continued improvement in our patient volumes, we continue to experience negative impacts of the pandemic on our business in varying degrees, the length and extent of which are currently unknown. While demand for our services is expected to further rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the pandemic. Since the COVID-19 pandemic began to disrupt our business in March 2020, we have issued new senior notes and senior secured first lien notes, redeemed existing senior notes, including those with the highest interest rate and nearest maturity date of all of our long-term debt, and amended our revolving credit facility. We also decreased our employee headcount throughout the organization, and we deferred certain operating expenses that were not expected to impact our response to the COVID-19 pandemic. In addition, we reduced certain variable costs across the enterprise. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID-19 pandemic. For further information on our liquidity, see “Liquidity and Capital Resources” below.

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

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher-demand and higher-acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise-wide cost-reduction measures, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. Moreover, we established offshore support operations in the Philippines. In conjunction with these initiatives and our cost-saving efforts in response to the COVID-19 pandemic, we incurred restructuring charges related to employee severance payments of $10 million in the six months ended June 30, 2021, and we expect to incur additional such restructuring charges throughout 2021.

We also continue to exit service lines, businesses and markets that we believe are no longer a core part of our long‑term growth strategy. In April 2021, we divested the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. In addition, in June 2021, we entered into a definitive agreement to sell five of our Miami-area hospitals and certain related operations. We intend to continue to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.

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

Expansion of Our Ambulatory Care Segment—We continue to focus on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. In December 2020, we acquired controlling ownership interests in 45 ambulatory surgery centers from SurgCenter Development (the “SCD Centers”), which significantly increased USPI’s presence in the musculoskeletal surgery market, a high-demand clinical service line, particularly for an aging population. In the six months ended June 30, 2021, we acquired controlling ownership interests in four ambulatory surgery centers in Maryland, two in Georgia and one in Florida. We also opened two new ambulatory surgery centers – one in Nevada and one in Montana. We believe USPI’s surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase following the containment of the COVID-19 pandemic. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Conifer’s Growth While Pursuing a Tax-Free Spin-Off—We previously announced a number of actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of strategic alternatives for Conifer. In July 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin-off is subject to a number of conditions, including, among others, assurance that the separation will be tax-free for U.S. federal income tax purposes, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the Securities and Exchange Commission (“SEC”), and final approval from our board of directors. Although in March 2021 we entered into a month-to-month agreement amending and updating certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals (“Amended RCM Agreement”), the execution of a comprehensive amendment to and restatement of the master services agreement between Conifer and Tenet remains an additional prerequisite to the spin-off of Conifer. We are continuing to pursue the Conifer spin-off; however, there can be no assurance regarding the timeframe for completion, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that it will be completed at all.

Conifer serves approximately 640 Tenet and non-Tenet hospitals and other clients nationwide. In addition to providing revenue cycle management services to health systems and physicians, Conifer provides support to both providers and self‑insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value-based care service offerings through organic development and small acquisitions; and (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value-based care environment to drive competitive differentiation.

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

Reducing Our Leverage Over Time—All of our outstanding long-term debt has a fixed rate of interest, except for outstanding borrowings under our revolving credit facility, and the maturity dates of our notes are staggered from 2023 through 2031. We believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. It is our long‑term objective to reduce our debt and lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk. During the six months ended June 30, 2021, we retired approximately $1.888 billion aggregate principal amount of certain of our senior unsecured and senior secured second lien notes. These notes were retired using proceeds from the June 2021 sale of $1.400 billion aggregate principal amount of 4.250% senior secured first lien notes, which will mature on June 1, 2029 (the “2029 Senior Secured First Lien Notes”), and cash on hand. These transactions reduced future annual cash interest expense payments by approximately $46 million.

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

RESULTS OF OPERATIONS—OVERVIEW
We have provided below certain selected operating statistics for the three months ended June 30, 2021 and 2020 on a continuing operations basis. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics on a per adjusted patient admission basis to show trends other than volume.

	Continuing Operations Three Months Ended June 30,		Increase (Decrease)
Selected Operating Statistics	2021	2020
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	153,319	134,898	13.7%
Adjusted patient admissions(2)	273,824	221,159	23.8%
Paying admissions (excludes charity and uninsured)	143,864	125,792	14.4%
Charity and uninsured admissions	9,455	9,106	3.8%
Admissions through emergency department	114,911	98,193	17.0%
Emergency department visits, outpatient	541,417	388,038	39.5%
Total emergency department visits	656,328	486,231	35.0%
Total surgeries	101,023	73,722	37.0%
Patient days — total	757,003	687,883	10.0%
Adjusted patient days(2)	1,328,952	1,094,208	21.5%
Average length of stay (days)	4.94	5.10	(3.1)%
Average licensed beds	17,170	17,219	(0.3)%
Utilization of licensed beds(3)	48.4%	43.9%	4.5%	(1)
Total visits	1,653,430	983,321	68.1%
Paying visits (excludes charity and uninsured)	1,540,577	908,197	69.6%
Charity and uninsured visits	112,853	75,124	50.2%
Ambulatory Care:
Total consolidated facilities (at end of period)	232	243	(11)	(1)
Total cases	352,972	364,196	(3.1)%

(1)	The change is the difference between the 2021 and 2020 amounts shown.
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

Total admissions increased by 18,421, or 13.7%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and total surgeries increased by 27,301, or 37.0%, in the 2021 period compared to the 2020 period. Total emergency department visits increased 35.0% in the three months ended June 30, 2021 compared to the same period in the prior year. The increase in our patient volumes from continuing operations in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 reflects the gradual and continued recovery from the COVID-19 pandemic. Patient and surgical volumes during the three months ended June 30, 2020 were negatively impacted by shelter-in-place orders, the mandated suspension of many elective procedures at our hospitals due to the COVID-19 pandemic, and the closure or reduction of operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures, all of which began in March 2020. The decrease of Ambulatory Care total cases of 3.1% in the three months ended June 30, 2021 compared to the 2020 period is primarily due to the divestiture of the urgent care centers and the realignment of the imaging centers under our Hospital Operations segment.

	Continuing Operations Three Months Ended June 30,		Increase (Decrease)
Revenues	2021	2020
Net operating revenues:
Hospital Operations prior to inter-segment eliminations	$4,095	$3,088	32.6%
Ambulatory Care	664	368	80.4%
Conifer	319	305	4.6%
Inter-segment eliminations	(124)	(113)	9.7%
Total	$4,954	$3,648	35.8%

Net operating revenues increased by $1.306 billion, or 35.8%, in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to growth in patient volumes, continued high patient acuity, USPI’s acquisition of the SCD Centers in December 2020 and negotiated commercial rate increases. During the three months ended June 30, 2021 and 2020, we recognized grant income of $19 million and $511 million, respectively, which amounts are not included in net operating revenues.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 55.2 days at June 30, 2021 and 55.6 days at December 31, 2020, compared to our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets, as well as the accounts receivable of our Miami-area hospitals that have been classified in assets held for sale on our Condensed Consolidated Balance Sheet at June 30, 2021. The AR Days calculation excludes (i) urgent care centers operated under the MedPost and CareSpot brands, which we divested effective April 30, 2021, and (ii) our California provider fee revenues.

	Continuing Operations Three Months Ended June 30,		Increase (Decrease)
Selected Operating Expenses	2021	2020
Hospital Operations:
Salaries, wages and benefits	$1,941	$1,580	22.8%
Supplies	689	531	29.8%
Other operating expenses	901	842	7.0%
Total	$3,531	$2,953	19.6%
Ambulatory Care:
Salaries, wages and benefits	$169	$119	42.0%
Supplies	169	79	113.9%
Other operating expenses	95	75	26.7%
Total	$433	$273	58.6%
Conifer:
Salaries, wages and benefits	$170	$165	3.0%
Supplies	1	1	—%
Other operating expenses	58	66	(12.1)%
Total	$229	$232	(1.3)%
Total:
Salaries, wages and benefits	$2,280	$1,864	22.3%
Supplies	859	611	40.6%
Other operating expenses	1,054	983	7.2%
Total	$4,193	$3,458	21.3%
Rent/lease expense(1):
Hospital Operations	$75	$67	11.9%
Ambulatory Care	24	20	20.0%
Conifer	3	3	—%
Total	$102	$90	13.3%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended June 30,		Increase (Decrease)
Selected Operating Expenses per Adjusted Patient Admission	2021	2020
Hospital Operations:
Salaries, wages and benefits per adjusted patient admission(1)	$7,090	$7,147	(0.8)%
Supplies per adjusted patient admission(1)	2,519	2,396	5.1%
Other operating expenses per adjusted patient admission(1)	3,289	3,811	(13.7)%
Total per adjusted patient admission	$12,898	$13,354	(3.4)%

(1)	Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits for our Hospital Operations segment increased $361 million, or 22.8%, in the three months ended June 30, 2021 compared to the same period in 2020. This change was primarily attributable to increased contract labor costs, higher patient volumes, increased incentive compensation, annual merit increases for certain of our employees and a greater number of employed physicians. On a per adjusted patient admission basis, salaries, wages and benefits decreased 0.8% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, reflecting our continued focus on cost‑reduction measures and corporate efficiencies.

Supplies expense for our Hospital Operations segment increased $158 million, or 29.8%, in the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to the continued recovery of patient volumes and the increased costs for certain supplies as a result of the COVID-19 pandemic. On a per adjusted patient admission basis, supplies expense increased 5.1% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increased costs for certain supplies as a result of the COVID-19 pandemic and growth in our higher‑acuity, supply‑intensive surgical services.

Other operating expenses for our Hospital Operations segment increased $59 million, or 7.0%, in the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to higher software costs, increased malpractice expense, increased repair and maintenance costs, and higher rent and lease expense. On a per adjusted patient admission basis, other operating expenses decreased 13.7% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the increase in patient volumes and the fact that there is a high level of fixed costs (e.g., rent expense) in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.194 billion at June 30, 2021 compared to $2.141 billion at March 31, 2021.

Significant cash flow items in the three months ended June 30, 2021 included:

•Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $607 million (including $5 million from federal, state and local grants);

•Proceeds from the sale of facilities and other assets of $111 million;

•Capital expenditures of $122 million;

•$93 million of distributions paid to noncontrolling interests;

•Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $34 million;

•Purchases of businesses and joint venture interests of $39 million;

•Proceeds from sale of marketable securities, long-term investments and other assets of $12 million;

•Purchases of marketable securities and equity investments of $8 million;

•Debt issuance costs of $15 million;

•Interest payments of $296 million, which included $9 million of accelerated interest payments due in November 2021 and paid in the three months ended June 30, 2021 in connection with our redemption of debt;

•Debt payments of $1.471 billion, including $1.428 billion of cash to retire our $1.410 billion aggregate principal amount of 5.125% senior secured second lien notes due 2025 (“2025 Senior Secured Second Lien Notes”); and

•$1.400 billion of proceeds from the issuance of $1.400 billion aggregate principal amount of our 2029 Senior Secured First Lien Notes.

Net cash provided by operating activities was $779 million in the six months ended June 30, 2021 compared to $2.368 billion in the six months ended June 30, 2020. Key factors contributing to the change between the 2021 and 2020 periods include the following:

•An increase in net income before interest, taxes, discontinued operations and restructuring charges, acquisition‑related costs, and litigation costs and settlements of $755 million (excluding $50 million and $511 million of income recognized from federal, state and local grants in the 2021 and 2020 periods, respectively);

•$152 million of recoupment of cash advances received from Medicare pursuant to COVID-19 stimulus legislation in the three months ended June 30, 2021 compared to $1.378 billion of cash advances received from Medicare pursuant to COVID-19 stimulus legislation in the three months ended June 30, 2020;

•$36 million of cash received from federal and state grants in the 2021 period compared to $674 million received in the 2020 period;

•Higher interest payments of $21 million in the 2021 period;

•Higher income tax payments of $29 million in the 2021 period;

•A decrease of $29 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•The timing of other working capital items.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements, including (but not limited to) disclosure regarding (i) the impact of the COVID-19 pandemic, (ii) our future earnings, financial position, and operational and strategic initiatives, and (iii) developments in the healthcare industry. Forward-looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.

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

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

Net Patient Service Revenues Less Implicit Price Concessions from:	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
	2021	2020		2021	2020
Medicare	18.4%	21.1%	(2.7)%	18.6%	20.4%	(1.8)%
Medicaid	7.6%	9.2%	(1.6)%	7.4%	8.5%	(1.1)%
Managed care(2)	67.3%	64.5%	2.8%	67.6%	65.1%	2.5%
Uninsured	1.6%	0.8%	0.8%	1.4%	1.0%	0.4%
Indemnity and other	5.1%	4.4%	0.7%	5.0%	5.0%	—%

(1)	The change is the difference between the 2021 and 2020 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
Admissions from:	2021	2020		2021	2020
Medicare	20.7%	22.5%	(1.8)%	21.1%	23.6%	(2.5)%
Medicaid	5.7%	6.4%	(0.7)%	5.7%	6.2%	(0.5)%
Managed care(2)	64.3%	61.5%	2.8%	64.0%	61.0%	3.0%
Charity and uninsured	6.2%	6.8%	(0.6)%	6.1%	6.4%	(0.3)%
Indemnity and other	3.1%	2.8%	0.3%	3.1%	2.8%	0.3%

(1)	The change is the difference between the 2021 and 2020 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS
The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 61 million individuals rely on healthcare benefits through Medicare, and approximately 81 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co-administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also co-administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year (“FFY”) 2027.

Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $697 million and $597 million for the three months ended June 30, 2021 and 2020, respectively, and $1.385 billion and $1.302 billion for the six months ended June 30, 2021 and 2020, respectively.

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

Estimated revenues under various state Medicaid programs, including state-funded Medicaid managed care programs, constituted approximately 17.3% and 18.2% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the six months ended June 30, 2021 and 2020, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the six months ended June 30, 2021 and 2020, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $392 million and $363 million, respectively. The 2021 period included $107 million related to the California provider fee program, $129 million related to the Michigan provider fee program, $17 million related to the Texas Section 1115 waiver program, $69 million related to Medicaid DSH programs in multiple states, and $70 million from a number of other state and local programs.

Total Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment from Medicaid-related programs in the states in which our facilities are located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2021 and 2020 were $1.287 billion and $1.161 billion, respectively. Medicaid and Managed Medicaid revenues comprised 43% and 57%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the six months ended June 30, 2021. These revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to FFS Medicaid revenue.

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

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems—In July 2021, CMS released proposed policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year (“CY”) 2022 (“Proposed OPPS/ASC Rule”). The Proposed OPPS/ASC Rule includes the following payment and policy changes:

•An estimated net increase of 2.3% for the OPPS rates based on an estimated market basket increase of 2.5%, reduced by a multifactor productivity adjustment required by the ACA of 0.2%;

•Continuation of the current policy of paying an adjusted amount of average sales price (“ASP”) minus 22.5% for drugs acquired under the 340B program (which program is the subject of litigation discussed in greater detail below);

•Cessation of the elimination of the Inpatient Only List (“IPO List”) (which is the list of procedures that must be performed on an inpatient basis); efforts to eliminate the IPO List commenced in CY 2021 and were scheduled to be completed over a transitional period ending in CY 2024; in addition, CMS is proposing to reinstate the 298 services removed from the IPO List in CY 2021 to the IPO List beginning in CY 2022;

•Various modifications to the hospital price transparency requirements that took effect on January 1, 2021, including significant increases to the civil monetary penalty for noncompliance, as well as prohibitions to specific barriers to accessing machine-readable price transparency files;

•A 2.3% increase to the ASC payment rates; and

•Re-adoption of the ASC Covered Procedures List (“ASC CPL”) criteria in effect in CY 2020 and removal of 258 of the 267 procedures that were added to the ASC CPL in CY 2021.

CMS projects that the combined impact of the proposed payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 1.8% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 2.0% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $14 million, which represents an increase of approximately 2.0%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule—In July 2021, CMS released the CY 2022 Medicare Physician Fee Schedule (“MPFS”) Proposed Rule (“MPFS Proposed Rule”). The MPFS Proposed Rule updates payment policies, payment rates and other provisions for services reimbursed under the MPFS on and after January 1, 2022. Under the MPFS Proposed Rule, the CY 2022 conversion factor, which is the base rate that is used to convert relative units into payment rates, would be reduced from $34.89 to $33.58, due in part to the expiration of the one-time 3.75% MPFS payment increase provided for in CY 2021 by the Consolidated Appropriations Act, 2021, as well as budget neutrality rules. This change would result in an annual reduction of approximately $7 million to our FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, as well as potential changes to the MPFS Proposed Rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

Public Health and Social Services Emergency Fund—During the three months ended June 30, 2021, our Hospital Operations and Ambulatory Care segments recognized approximately $14 million of Provider Relief Fund grant income associated with lost revenues and COVID-related costs. We recognized an additional $5 million of Provider Relief Fund grant income from our unconsolidated affiliates during this period. During the six months ended June 30, 2021, our Hospital Operations and Ambulatory Care segments recognized approximately $38 million of Provider Relief Fund grant income associated with lost revenues and COVID-related costs. We recognized an additional $11 million of Provider Relief Fund grant income from our unconsolidated affiliates during this period. Our Hospital Operations and Ambulatory Care segments also recognized $5 million and $12 million of grant income from state and local grant programs during the three and six months ended June 30, 2021, respectively. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates in our accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021. Based on the uncertainty regarding future estimates of lost revenues and COVID-related costs or the impact of further updates to HHS guidance, if any, we cannot provide any assurances regarding the amount of grant income to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—The 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers was suspended effective May 1, 2020. It was scheduled to resume on April 1, 2021; however, on April 14, 2021, President Biden signed H.R. 1868, which included an extension of the suspension of the 2% sequestration reduction through December 31, 2021. The impact of the suspension on our operations was an increase of approximately $38 million of revenues in the six months ended June 30, 2021. We expect the suspension to result in an increase of approximately $80 million of revenues for the year ending December 31, 2021. Because of the uncertainty associated with various factors that may influence our future Medicare and Medicaid payments, including future legislative, legal or regulatory actions, or changes in volumes and case mix, there is a risk that actual payments received under, or the ultimate impact of, these programs will differ materially from our expectations.

The American Rescue Plan Act of 2021—In March 2021, President Biden signed into law the American Rescue Plan Act of 2021 (“ARPA”), a $1.9 trillion COVID-19 relief package, which includes a number of provisions that affect hospitals and health systems, specifically:

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

Significant Litigation
340B Litigation
The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers. In the final rule regarding OPPS payment and policy changes for CY 2018, CMS reduced the payment for 340B Drugs from the ASP plus 6% to ASP minus 22.5% and made a corresponding budget‑neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rules regarding OPPS payment and policy changes for CYs 2019, 2020 and 2021, CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Previously, the U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CYs 2018 and 2019 OPPS Final Rules exceeded CMS’ statutory authority by reducing drug reimbursement rates for 340B Hospitals. In July 2020, the U.S. Court of Appeals for the District of Columbia Circuit (the “Appeals Court”) reversed the District Court’s holding, finding that HHS’ decision to reduce the payment rate for 340B Drugs was based on a reasonable interpretation of the Medicare statute. The Appeals Court subsequently denied the 340B Hospital’s petition for a rehearing. The 340B Hospitals filed a timely petition asking the U.S. Supreme Court (“Supreme Court”) to reverse the Appeals Court’s decision and, on July 2, 2021, the Supreme Court agreed to review the case. We cannot predict what further actions the Supreme Court, CMS or Congress might take with respect to the 340B program; however, a reversal of the current payment policy and return to the prior 340B payment methodology could have an adverse effect on our net operating revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the six months ended June 30, 2021 and 2020 was $5.025 billion and $4.145 billion, respectively. Our top 10 managed care payers generated 61% of our managed care net patient service revenues for the six months ended June 30, 2021. During the same period, national payers generated 43% of our managed care net patient service revenues. The remainder came from regional or local payers. At June 30, 2021 and December 31, 2020, 64% and 66%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at June 30, 2021, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $17 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future. In the six months ended June 30, 2021, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 84% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both June 30, 2021 and December 31, 2020, approximately 4% of our net accounts receivable for our Hospital Operations segment was self-pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Estimated costs for:
Uninsured patients	$158	$145	$326	$301
Charity care patients	29	43	49	83
Total	$187	$188	$375	$384

RESULTS OF OPERATIONS
The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2021 and 2020. We present metrics as a percentage of net operating revenues because a significant portion of our costs are variable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net operating revenues:
Hospital Operations	$4,095	$3,088	$8,042	$6,922
Ambulatory Care	664	368	1,310	858
Conifer	319	305	629	637
Inter-segment eliminations	(124)	(113)	(246)	(249)
Net operating revenues	4,954	3,648	9,735	8,168
Grant income	19	511	50	511
Equity in earnings of unconsolidated affiliates	54	31	96	59
Operating expenses:
Salaries, wages and benefits	2,280	1,864	4,481	4,051
Supplies	859	611	1,663	1,374
Other operating expenses, net	1,054	983	2,126	1,996
Depreciation and amortization	221	206	445	409
Impairment and restructuring charges, and acquisition-related costs	20	54	40	109
Litigation and investigation costs	22	2	35	4
Net gains on sales, consolidation and deconsolidation of facilities	(15)	(1)	(15)	(3)
Operating income	$586	$471	$1,106	$798

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	0.4%	14.0%	0.5%	6.2%
Equity in earnings of unconsolidated affiliates	1.1%	0.8%	1.0%	0.7%
Operating expenses:
Salaries, wages and benefits	46.0%	51.1%	46.0%	49.6%
Supplies	17.4%	16.7%	17.1%	16.8%
Other operating expenses, net	21.3%	26.9%	21.8%	24.4%
Depreciation and amortization	4.5%	5.6%	4.6%	5.0%
Impairment and restructuring charges, and acquisition-related costs	0.4%	1.5%	0.4%	1.3%
Litigation and investigation costs	0.4%	0.1%	0.4%	—%
Net gains on sales, consolidation and deconsolidation of facilities	(0.3)%	—%	(0.2)%	—%
Operating income	11.8%	12.9%	11.4%	9.8%

Total net operating revenues increased by $1.306 billion and $1.567 billion, or 35.8% and 19.2%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. Hospital Operations net operating revenues net of inter-segment eliminations increased by $996 million and $1.123 billion, or 33.5% and 16.8%, for the three and six months ended June 30, 2021, respectively, compared to the same three and six-month periods in 2020. These increases were primarily due to increased patient volumes, higher patient acuity and negotiated commercial rate increases. Our Hospital Operations segment also recognized income from federal, state and local grants totaling $4 million and $28 million during the three and six months ended June 30, 2021, respectively, which was not included in net operating revenues.

Ambulatory Care net operating revenues increased by $296 million and $452 million, or 80.4% and 52.7%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. The change in 2021 revenues for the three-month period was driven by an increase in same-facility net operating revenues of $200 million due primarily to higher patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases, as well as an increase from acquisitions of $123 million. These increases were partially offset by a decrease of $27 million due primarily to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment. The change in 2021 revenues for the six-month period was driven by an increase in same-facility net operating revenues of $244 million due primarily to higher patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases, as well as an increase from acquisitions of $241 million. These increases were partially offset by a decrease of $33 million due to the sale of our urgent care centers, the transfer of imaging centers to the Hospital Operations segment and the deconsolidation of a facility. Our Ambulatory Care segment also recognized income from federal grants totaling $15 million and $22 million during the three and six months ended June 30, 2021, respectively, which was not included in net operating revenues.

Conifer’s total net operating revenues increased by $14 million, or 4.6%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The portion of Conifer’s revenues from third-party customers, which are not eliminated in consolidation, increased $3 million, or 1.6%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily due to volumes related to new services with existing customers, along with customer incentives. Conifer’s total net operating revenues decreased by $8 million, or 1.3%, for the six months ended June 30, 2021 compared to the same period in 2020 due to the revised terms in the Amended RCM Agreement and expected client attrition. These impacts were partially offset by client volume improvement in the 2021 period as compared to the 2020 period, which was adversely affected by the COVID-19 pandemic, as well as new business expansion. The portion of Conifer’s revenues from third-party customers, which are not eliminated in consolidation, decreased $5 million, or 1.3%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was primarily attributable to expected client attrition, partially offset by new business expansion.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the three and six months ended June 30, 2021 and 2020 and excludes the urgent care centers that we divested effective April 30, 2021. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Selected Operating Expenses	2021	2020		2021	2020
Hospital Operations — Same-Hospital:
Salaries, wages and benefits	$1,928	$1,567	23.0%	$3,772	$3,397	11.0%
Supplies	688	529	30.1%	1,333	1,178	13.2%
Other operating expenses	888	836	6.2%	1,798	1,699	5.8%
Total	$3,504	$2,932	19.5%	$6,903	$6,274	10.0%
Ambulatory Care:
Salaries, wages and benefits	$169	$119	42.0%	$343	$281	22.1%
Supplies	169	79	113.9%	326	191	70.7%
Other operating expenses	95	75	26.7%	198	161	23.0%
Total	$433	$273	58.6%	$867	$633	37.0%
Conifer:
Salaries, wages and benefits	$170	$165	3.0%	$340	$344	(1.2)%
Supplies	1	1	—%	2	2	—%
Other operating expenses	58	66	(12.1)%	111	131	(15.3)%
Total	$229	$232	(1.3)%	$453	$477	(5.0)%
Rent/lease expense(1):
Hospital Operations	$72	$64	12.5%	$147	$127	15.7%
Ambulatory Care	24	20	20.0%	51	43	18.6%
Conifer	3	3	—%	6	6	—%
Total	$99	$87	13.8%	$204	$176	15.9%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT
Our operations are reported in three segments:

•Hospital Operations, which is comprised of acute care and specialty hospitals, ancillary outpatient facilities, micro-hospitals, imaging centers, physician practices, and other care sites and clinics. Certain of the facilities in our Hospital Operations segment were classified as held for sale in the accompanying Condensed Consolidated Balance Sheet at June 30, 2021.

•Our Ambulatory Care segment is comprised of USPI’s ambulatory surgery centers and surgical hospitals.

•Conifer, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

Hospital Operations Segment
The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the six months ended June 30, 2021 and 2020 and excludes the urgent care centers that we divested effective April 30, 2021. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented. We present certain metrics on a per‑adjusted‑patient‑admission and per-adjusted-patient-day basis to show trends other than volume. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2021	2020			2021	2020
Number of hospitals (at end of period)	65	65	—	(1)	65	65	—	(1)
Total admissions	153,319	134,898	13.7%		300,993	300,633	0.1%
Adjusted patient admissions(2)	273,824	220,947	23.9%		524,663	511,554	2.6%
Paying admissions (excludes charity and uninsured)	143,864	125,792	14.4%		282,620	281,612	0.4%
Charity and uninsured admissions	9,455	9,106	3.8%		18,373	19,021	(3.4)%
Admissions through emergency department	114,911	98,193	17.0%		227,641	220,484	3.2%
Paying admissions as a percentage of total admissions	93.8%	93.2%	0.6%	(1)	93.9%	93.7%	0.2%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.2%	6.8%	(0.6)%	(1)	6.1%	6.3%	(0.2)%	(1)
Emergency department admissions as a percentage of total admissions	74.9%	72.8%	2.1%	(1)	75.6%	73.3%	2.3%	(1)
Surgeries — inpatient	40,074	34,973	14.6%		76,861	76,935	(0.1)%
Surgeries — outpatient	60,949	38,749	57.3%		114,126	92,139	23.9%
Total surgeries	101,023	73,722	37.0%		190,987	169,074	13.0%
Patient days — total	757,003	687,883	10.0%		1,554,492	1,498,362	3.7%
Adjusted patient days(2)	1,328,952	1,093,144	21.6%		2,649,850	2,477,423	7.0%
Average length of stay (days)	4.94	5.10	(3.1)%		5.16	4.98	3.6%
Licensed beds (at end of period)	17,164	17,219	(0.3)%		17,164	17,219	(0.3)%
Average licensed beds	17,170	17,219	(0.3)%		17,174	17,219	(0.3)%
Utilization of licensed beds(3)	48.4%	43.9%	4.5%	(1)	50.0%	47.8%	2.2%	(1)

(1)	The change is the difference between the 2021 and 2020 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Outpatient Visits	2021	2020			2021	2020
Total visits	1,478,354	866,436	70.6%		2,748,407	2,308,383	19.1%
Paying visits (excludes charity and uninsured)	1,371,155	796,028	72.2%		2,560,377	2,130,454	20.2%
Charity and uninsured visits	107,199	70,408	52.3%		188,030	177,929	5.7%
Emergency department visits	541,417	388,038	39.5%		992,247	1,029,320	(3.6)%
Surgery visits	60,949	38,749	57.3%		114,126	92,139	23.9%
Paying visits as a percentage of total visits	92.7%	91.9%	0.8%	(1)	93.2%	92.3%	0.9%	(1)
Charity and uninsured visits as a percentage of total visits	7.3%	8.1%	(0.8)%	(1)	6.8%	7.7%	(0.9)%	(1)

(1)	The change is the difference between the 2021 and 2020 amounts shown.

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Revenues	2021	2020		2021	2020
Total segment net operating revenues(1)	$3,937	$2,961	33.0%	$7,744	$6,637	16.7%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues(1)(2)	$3,749	$2,816	33.1%	$7,381	$6,334	16.5%
Net patient service revenue per adjusted patient admission(1)(2)	$13,691	$12,745	7.4%	$14,068	$12,382	13.6%
Net patient service revenue per adjusted patient day(1)(2)	$2,821	$2,576	9.5%	$2,785	$2,557	8.9%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Total Segment Selected Operating Expenses	2021	2020			2021	2020
Salaries, wages and benefits as a percentage of net operating revenues	49.0%	52.9%	(3.9)%	(1)	48.7%	51.2%	(2.5)%	(1)
Supplies as a percentage of net operating revenues	17.5%	17.9%	(0.4)%	(1)	17.2%	17.7%	(0.5)%	(1)
Other operating expenses as a percentage of net operating revenues	22.6%	28.2%	(5.6)%	(1)	23.2%	25.6%	(2.4)%	(1)

(1)	The change is the difference between the 2021 and 2020 amounts shown.

Revenues
Same-hospital net operating revenues increased $976 million, or 33.0%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increased patient volumes, higher patient acuity and negotiated commercial rate increases. Our Hospital Operations segment also recognized income from federal, state and local grants totaling $4 million in the three months ended June 30, 2021, which is not included in net operating revenues. Same‑hospital admissions increased 13.7% in the three months ended June 30, 2021 compared to the same period in 2020. Same‑hospital outpatient visits increased 70.6% in the three months ended June 30, 2021 compared to the prior-year period.

Same-hospital net operating revenues increased $1.107 billion, or 16.7%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the same factors that impacted the three-month period ended June 30, 2021. Our Hospital Operations segment also recognized income from federal, state and local grants totaling $28 million in the six months ended June 30, 2021, which is not included in net operating revenues. Same-hospital admissions increased 0.1% in the six months ended June 30, 2021 compared to the same period in 2020. Same-hospital outpatient visits increased 19.1% in the six months ended June 30, 2021 compared to the prior-year period.

The following table shows the consolidated net accounts receivable by payer at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Medicare	$149	$152
Medicaid	45	49
Net cost report settlements receivable and valuation allowances	55	34
Managed care	1,513	1,567
Self-pay uninsured	24	32
Self-pay balance after insurance	75	74
Estimated future recoveries	139	156
Other payers	354	318
Total Hospital Operations	2,354	2,382
Ambulatory Care	288	307
Total discontinued operations	1	1
	$2,643	$2,690

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At June 30, 2021, our Hospital Operations segment collection rate on self-pay accounts was approximately 25.4%. Our self‑pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at June 30, 2021, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which have been affected by the COVID-19 pandemic, continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 97.0% at June 30, 2021.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.299 billion and $2.348 billion at June 30, 2021 and December 31, 2020, respectively, excluding cost report settlements receivable and valuation allowances of $55 million and $34 million, respectively, at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	40%	55%	24%	50%
61-120 days	5%	27%	17%	14%	16%
121-180 days	2%	14%	10%	8%	9%
Over 180 days	2%	19%	18%	54%	25%
Total	100%	100%	100%	100%	100%

	December 31, 2020
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	33%	58%	24%	52%
61-120 days	5%	31%	15%	13%	14%
121-180 days	2%	14%	8%	8%	8%
Over 180 days	2%	22%	19%	55%	26%
Total	100%	100%	100%	100%	100%

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

At June 30, 2021, we had a cumulative total of patient account assignments to Conifer of $2.2 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

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

The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at June 30, 2021 and December 31, 2020 by aging category:

	June 30, 2021	December 31, 2020
0-60 days	$77	$91
61-120 days	12	24
121-180 days	2	6
Over 180 days	7	6
Total	$98	$127

Salaries, Wages and Benefits
Same-hospital salaries, wages and benefits increased $361 million, or 23%, in the three months ended June 30, 2021 compared to the same period in 2020. This change was primarily attributable to increased contract labor costs, higher patient volumes, increased incentive compensation, annual merit increases for certain of our employees and a greater number of employed physicians. This increase was partially offset by our continued focus on cost‑reduction measures and corporate efficiencies. Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased by 390 basis points to 49.0% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the same factors described above. Salaries, wages and benefits expense for the three months ended June 30, 2021 and 2020 included stock-based compensation expense of $12 million and $8 million, respectively.

Same-hospital salaries, wages and benefits increased $375 million, or 11.0%, in the six months ended June 30, 2021 compared to the same period in 2020. This increase was primarily attributable to the same factors that impacted the three‑month period ended June 30, 2021. Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased by 250 basis points to 48.7% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the same factors that impacted the three‑month period ended June 30, 2021. Salaries, wages and benefits expense for the six months ended June 30, 2021 and 2020 included stock-based compensation expense of $22 million and $15 million, respectively.

Supplies
Same-hospital supplies expense increased $159 million, or 30.1%, in the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to increased patient volumes, the increased cost of certain supplies as a result of the COVID-19 pandemic and growth in our higher-acuity, supply-intensive surgical services. Same-hospital supplies expense as a percentage of net operating revenues decreased by 40 basis points to 17.5% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the same factors described above.

Same-hospital supplies expense increased $155 million, or 13.2%, in the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to the same factors that impacted the three-month period ended June 30, 2021. Same-hospital supplies expense as a percentage of net operating revenues decreased by 50 basis points to 17.2%

in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the same factors that impacted the three-month period ended June 30, 2021.

We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost-reduction focus include PPE, cardiac stents and pacemakers, orthopedics, implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net
Same-hospital other operating expenses increased by $52 million, or 6.2%, in the three months ended June 30, 2021 compared to the same period in 2020. Same-hospital other operating expenses as a percentage of net operating revenues decreased by 560 basis points to 22.6% for the three months ended June 30, 2021 compared to 28.2% for the three months ended June 30, 2020, primarily due to increased patient volumes and the fact that there is a high level of fixed costs (e.g., rent expense) in other operating expenses. The changes in other operating expenses included:

•increased software costs of $22 million;

•increased malpractice expense of $15 million;

•increased rent and lease expense of $8 million;

•increased repair and maintenance costs of $13 million; and

•a gain on sale and leaseback of a medical office building of $12 million, which is classified as a reduction of other operating expenses, net.

Same-hospital other operating expenses increased by $99 million, or 5.8%, in the six months ended June 30, 2021 compared to the same period in 2020. Same-hospital other operating expenses as a percentage of net operating revenues decreased by 240 basis points to 23.2% in the six months ended June 30, 2021 compared to 25.6% for the six months ended June 30, 2020, primarily due to increased patient volumes and the fact that there is a high level of fixed costs (e.g., rent expense) in other operating expenses. The changes in other operating expenses included:

•increased software costs of $34 million;

•increased malpractice expense of $32 million;

•increased rent and lease expense of $20 million;

•increased repair and maintenance costs of $12 million; and

•a gain on sale and leaseback of a medical office building of $12 million, which is classified as a reduction of other operating expenses, net.

Ambulatory Care Segment
Our Ambulatory Care segment is comprised of USPI’s ambulatory surgery centers and surgical hospitals. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. USPI operates facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•management and administrative services revenues, computed as a percentage of each facility’s net revenues (often net of implicit price concessions); and

•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (109 of 341 facilities at June 30, 2021), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 232 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

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

Results of Operations
The following table summarizes certain statement of operations items for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Ambulatory Care Results of Operations	2021	2020		2021	2020
Net operating revenues	$664	$368	80.4%	$1,310	$858	52.7%
Grant income	$15	$37	(59.5)%	$22	$37	(40.5)%
Equity in earnings of unconsolidated affiliates	$49	$35	40.0%	$87	$61	42.6%
Salaries, wages and benefits	$169	$119	42.0%	$343	$281	22.1%
Supplies	$169	$79	113.9%	$326	$191	70.7%
Other operating expenses, net	$95	$75	26.7%	$198	$161	23.0%

Our Ambulatory Care net operating revenues increased by $296 million, or 80.4%, during the three months ended June 30, 2021 as compared to the same period in 2020. The change was driven by an increase in same-facility net operating revenues of $200 million due primarily to higher patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases, as well as an increase from acquisitions of $123 million. These increases were partially offset by a decrease of $27 million due primarily to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Our Ambulatory Care segment also recognized income from federal grants totaling $15 million during the three months ended June 30, 2021, which is not included in net operating revenues. Our Ambulatory Care net operating revenues increased by $452 million, or 52.7%, during the six months ended June 30, 2021 as compared to the same period in 2020. The change was driven by an increase in same-facility net operating revenues of $244 million due primarily to higher patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases, as well as an increase from acquisitions of $241 million, partially offset by a decrease of $33 million due to the sale of our urgent care centers, the transfer of imaging centers to the Hospital Operations segment and the deconsolidation of a facility. Our Ambulatory Care segment also recognized income from federal grants totaling $22 million during the six months ended June 30, 2021, which is not included in net operating revenues.

Salaries, wages and benefits expense increased by $50 million, or 42.0%, during the three months ended June 30, 2021 as compared to the same period in 2020. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $22 million, as well as an increase in same-facility salaries, wages and benefits expense of $36 million due primarily to higher patient volumes, partially offset by a decrease of $8 million due primarily to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Salaries, wages and benefits expense for three months ended June 30, 2021 and 2020 included stock-based compensation expense of $3 million and $5 million, respectively. Salaries, wages and benefits expense increased by $62 million, or 22.1%, during the six months ended June 30, 2021 as compared to the same period in 2020. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $41 million, an increase in same‑facility salaries, wages and benefits expense of $31 million due primarily to higher patient volumes, partially offset by a decrease of $10 million due to the sale of our urgent care centers, the transfer of imaging centers to the Hospital Operations segment and the deconsolidation of a facility. Salaries, wages and benefits expense for six months ended June 30, 2021 and 2020 included stock-based compensation expense of $6 million and $10 million, respectively.

Supplies expense increased by $90 million, or 113.9%, during the three months ended June 30, 2021 as compared to the same period in 2020. The change was driven by an increase from acquisitions of $37 million, as well as an increase in same‑facility supplies expense of $55 million due primarily to an increase in cases at our consolidated centers, higher costs driven by the higher level of patient acuity, and higher pricing of certain supplies as a result of the COVID-19 pandemic, partially offset by a decrease of $2 million due to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Supplies expense increased by $135 million, or 70.7%, during the six months ended June 30, 2021 as compared to the same period in 2020. The change was driven by an increase from acquisitions of $74 million, as well as an increase in same-facility supplies expense of $65 million due primarily to an increase in cases at our consolidated centers, higher costs driven by the higher level of patient acuity, and higher pricing of certain supplies as a result of the COVID-19 pandemic, partially offset by a decrease of $4 million due to the sale of our urgent care centers, the transfer of imaging centers to the Hospital Operations segment and the deconsolidation of a facility.

Other operating expenses increased by $20 million, or 26.7%, during the three months ended June 30, 2021 as compared to the same period in 2020. The change was driven by an increase from acquisitions of $13 million, as well as an increase in same-facility other operating expenses of $16 million, partially offset by a decrease of $9 million due to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Other operating expenses increased by $37 million, or 23.0%, during the six months ended June 30, 2021 as compared to the same period in 2020. The change was driven by an increase from acquisitions of $26 million, as well as an increase in same-facility other operating expenses of $21 million, partially offset by a decrease of $10 million due to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment.

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

Ambulatory Care Facility Growth	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net revenues	50.1%	25.9%
Cases	68.2%	29.1%
Net revenue per case	(10.7)%	(2.5)%

Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not‑for‑profit health system partner. Accordingly, as of June 30, 2021, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Six Months Ended June 30, 2021
Facilities:
With a health system partner	191
Without a health system partner	150
Total facilities operated	341

Change from December 31, 2020:
Acquisitions	8
De novo	2
Dispositions/Mergers	(65)
Total decrease in number of facilities operated	(55)

During the six months ended June 30, 2021, we acquired controlling interests in four ambulatory surgery centers in Maryland, two in Georgia and one in Florida. We paid cash totaling approximately $63 million for these acquisitions. Other than the ambulatory surgery center located in Florida, all of the facilities acquired are jointly owned with physicians. The Florida facility is jointly owned with a health system partner and physicians. During the six months ended June 30, 2021, we transferred all 24 imaging centers held in our Ambulatory Care segment to our Hospital Operations segment. We also divested 40 urgent care centers during the six months ended June 30, 2021.

During the six months ended June 30, 2021, we acquired noncontrolling interests in one ambulatory surgery center in New Mexico. We paid cash totaling approximately $1 million for this acquisition, which is jointly owned with physicians and a hospital partner. Also during the six months ended June 30, 2021, we sold a portion of our ownership in two ambulatory surgery centers in which we previously had a controlling interest to a health system for approximately $12 million, resulting in the deconsolidation of these facilities.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ambulatory surgery centers and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the six months ended June 30, 2021, we invested approximately $6 million in such transactions.

Conifer Segment
Our Conifer segment generated net operating revenues of $319 million and $305 million during the three months ended June 30, 2021 and 2020, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, increased $3 million, or 1.6%, for the three months ended June 30, 2021 compared to the same period in 2020. Our Conifer segment generated net operating revenues of $629 million and $637 million during the six months ended June 30, 2021 and 2020, respectively. The decline in Conifer’s net operating revenues of $8 million, or 1.3%, was primarily due to the revised terms in the Amended RCM Agreement and expected client attrition. These impacts were partially offset by client volume improvement in the 2021 period as compared to the 2020 period, which was adversely affected by the COVID‑19 pandemic, as well as new business expansion. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $5 million, or 1.3%, for the six months ended June 30, 2021 compared to the same period in 2020. This decrease was primarily attributable to expected client attrition, partially offset by new business expansion. The remainder of the decrease in Conifer’s total net operating revenues was primarily driven by the revised terms in the Amended RCM Agreement.

Salaries, wages and benefits expense for Conifer increased $5 million, or 3.0%, in the three months ended June 30, 2021 compared to the same period in 2020, and decreased $4 million, or 1.2%, in the six months ended June 30, 2021 compared to the same period in 2020. Salaries, wages and benefits expense included stock-based compensation expense of $1 million in both of the three-month periods ended June 30, 2021 and 2020, and $2 million in both of the six-month periods ended June 30, 2021 and 2020.

Other operating expenses for Conifer decreased $8 million, or 12.1%, in the three months ended June 30, 2021 compared to the same period in 2020. Other operating expenses for Conifer decreased $20 million, or 15.3%, in the six months ended June 30, 2021 compared to the same period in 2020.

In March 2021, we entered into the Amended RCM Agreement effective January 1, 2021. The Amended RCM Agreement updates certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. Conifer’s contract with Tenet represented 39.1% of the net operating revenues Conifer recognized in the six months ended June 30, 2021.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
During the three months ended June 30, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $20 million, consisting of $18 million of restructuring charges, $1 million of impairment charges and $1 million of acquisition-related costs. Restructuring charges consisted of $6 million of employee severance costs, $6 million related to the transition of various administrative functions to our Global Business Center (“GBC”) in the Philippines and $6 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended June 30, 2021 were comprised of

$10 million from our Hospital Operations segment, $4 million from our Ambulatory Care segment and $6 million from our Conifer segment.

During the three months ended June 30, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $54 million, consisting of $49 million of restructuring charges and $5 million of impairment charges. Restructuring charges consisted of $27 million of employee severance costs, $10 million related to the transition of various administrative functions to our GBC and $12 million of other restructuring costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended June 30, 2020 were comprised of $32 million from our Hospital Operations segment, $7 million from our Ambulatory Care segment and $15 million from our Conifer segment.

During the six months ended June 30, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $40 million, consisting of $34 million of restructuring charges, $1 million of impairment charges and $5 million of acquisition-related costs. Restructuring charges consisted of $10 million of employee severance costs, $12 million related to the transition of various administrative functions to our GBC and $12 million of other restructuring costs. Acquisition‑related costs consisted of $5 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the six months ended June 30, 2021 were comprised of $20 million from our Hospital Operations segment, $8 million from our Ambulatory Care segment and $12 million from our Conifer segment.

During the six months ended June 30, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $109 million, consisting of $103 million of restructuring charges, $5 million of impairment charges and $1 million of acquisition-related costs. Restructuring charges consisted of $37 million of employee severance costs, $25 million related to the transition of various administrative functions to our GBC, $23 million of charges due to the termination of USPI’s previous management equity plan, $1 million of contract and lease termination fees, and $17 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition‑related costs for the six months ended June 30, 2020 were comprised of $50 million from our Hospital Operations segment, $31 million from our Ambulatory Care segment and $28 million from our Conifer segment.

Litigation and Investigation Costs
Litigation and investigation costs for the three months ended June 30, 2021 and 2020 were $22 million and $2 million, respectively. Litigation and investigation costs for the six months ended June 30, 2021 and 2020 were $35 million and $4 million, respectively. In all periods, these amounts are primarily related to costs associated with significant legal proceedings and governmental investigations.

Net Gains on Sales, Consolidation and Deconsolidation of Facilities
During the three and six months ended June 30, 2021, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $15 million, primarily related to the sale of our urgent care centers in April 2021.

During the three months ended June 30, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $1 million, primarily due to a post-closing adjustment on the 2019 sale of three of our hospitals in the Chicago-area.

During the six months ended June 30, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $3 million, primarily comprised of gains of $11 million related to consolidation changes of certain USPI businesses due to ownership changes, partially offset by a loss of $5 million related to post-closing adjustments on the 2019 sale of three of our hospitals in the Chicago area and a loss of $3 million related to post-closing adjustments on the 2018 sale of MacNeal Hospital.

Interest Expense
Interest expense for the three months ended June 30, 2021 was $235 million compared to $255 million for the same period in 2020. Interest expense for the six months ended June 30, 2021 was $475 million compared to $498 million for the same period in 2020.

Loss from Early Extinguishment of Debt
Loss from early extinguishment of debt was $31 million and $54 million for the three and six months ended June 30, 2021, respectively. These losses related to our retirement of approximately $1.888 billion aggregate principal amount of certain of our senior unsecured and senior secured second lien notes in advance of their maturity dates in the three and six months ended June 30, 2021. See Note 6 to the accompanying Condensed Consolidated Financial Statements for additional discussion of these retirements.

Loss from early extinguishment of debt was $4 million for both the three and six month periods ended June 30, 2020. The loss in the 2020 period included $8 million due to debt repurchase transactions partially offset by $4 million of gains on the extinguishment of mortgage notes.

Income Tax Expense
During the three months ended June 30, 2021, we recorded income tax expense of $61 million in continuing operations on a pre-tax income of $319 million compared to income tax expense of $45 million on pre-tax income of $214 million during the three months ended June 30, 2020. During the six months ended June 30, 2021, we recorded income tax expense of $106 million in continuing operations on a pre-tax income of $586 million compared to an income tax benefit of $30 million on pre-tax income of $299 million during the six months ended June 30, 2020.

The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tax expense at statutory federal rate of 21%	$67	$45	$123	$63
State income taxes, net of federal income tax benefit	14	10	26	15
Tax benefit attributable to noncontrolling interests	(28)	(16)	(53)	(30)
Nondeductible goodwill	7	—	7	—
Nontaxable gains	—	—	—	3
Stock-based compensation	(2)	—	(3)	—
Change in valuation allowance	—	2	—	(88)
Other items	3	4	6	7
Income tax expense (benefit)	$61	$45	$106	$(30)

Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $138 million for the three months ended June 30, 2021 compared to $81 million for the three months ended June 30, 2020. Net income available to noncontrolling interests for the 2021 period was comprised of $8 million related to our Hospital Operations segment, $113 million related to our Ambulatory Care segment and $17 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $5 million related to the minority interests in USPI.

Net income available to noncontrolling interests was $263 million for the six months ended June 30, 2021 compared to $147 million for the six months ended June 30, 2020. Net income available to noncontrolling interests for the six months ended June 30, 2021 was comprised of $25 million related to our Hospital Operations segment, $205 million related to our Ambulatory Care segment and $33 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $9 million related to the minority interests in USPI.

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

The following table shows the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available to Tenet Healthcare Corporation common shareholders	$119	$88	$216	$181
Less: Net income available to noncontrolling interests	(138)	(81)	(263)	(147)
Loss from discontinued operations, net of tax	(1)	—	(1)	(1)
Income from continuing operations	258	169	480	329
Income tax benefit (expense)	(61)	(45)	(106)	30
Loss from early extinguishment of debt	(31)	(4)	(54)	(4)
Other non-operating income (expense), net	(1)	2	9	3
Interest expense	(235)	(255)	(475)	(498)
Operating income	586	471	1,106	798
Litigation and investigation costs	(22)	(2)	(35)	(4)
Net gains on sales, consolidation and deconsolidation of facilities	15	1	15	3
Impairment and restructuring charges, and acquisition-related costs	(20)	(54)	(40)	(109)
Depreciation and amortization	(221)	(206)	(445)	(409)
Adjusted EBITDA	$834	$732	$1,611	$1,317

Net operating revenues	$4,954	$3,648	$9,735	$8,168

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.4%	2.4%	2.2%	2.2%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	16.8%	20.1%	16.5%	16.1%

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

At June 30, 2021, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.79x, or 4.17x if adjusted to include outstanding obligations arising from cash advances received from Medicare pursuant to COVID-19 stimulus legislation. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long-term objective to manage our capital structure, we may seek to retire, purchase, redeem or refinance some of our outstanding debt or issue equity or convertible securities, in each case subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $243 million and $288 million in the six months ended June 30, 2021 and 2020, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2021 will total approximately $700 million to $750 million, including $93 million that was accrued as a liability at December 31, 2020.

Interest payments, net of capitalized interest, were $486 million and $465 million in the six months ended June 30, 2021 and 2020, respectively.

Income tax payments, net of tax refunds, were $34 million in the six months ended June 30, 2021 compared to $5 million in the six months ended June 30, 2020.

SOURCES AND USES OF CASH
Our liquidity for the six months ended June 30, 2021 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. During the six months ended June 30, 2021, we also received supplemental funds from federal, state and local grants provided under COVID-19 relief legislation. We had $2.194 billion of cash and cash equivalents on hand at June 30, 2021 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.900 billion based on our borrowing base calculation at June 30, 2021.

When operating under normal conditions, our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $779 million in the six months ended June 30, 2021 compared to $2.368 billion in the six months ended June 30, 2020. Key factors contributing to the change between the 2021 and 2020 periods include the following:

•An increase in net income before interest, taxes, discontinued operations and restructuring charges, acquisition‑related costs, and litigation costs and settlements of $755 million (excluding $50 million and $511 million of income recognized from federal, state and local grants in the 2021 and 2020 periods, respectively);

•$152 million of recoupment of cash advances received from Medicare pursuant to COVID-19 stimulus legislation in the three months ended June 30, 2021 compared to $1.378 billion of cash advances received from Medicare pursuant to COVID-19 stimulus legislation in the three months ended June 30, 2020;

•$36 million of cash received from federal and state grants in the 2021 period compared to $674 million received in the 2020 period;

•Higher interest payments of $21 million in the 2021 period;

•Higher income tax payments of $29 million in the 2021 period;

•A decrease of $29 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•The timing of other working capital items.

Net cash used in investing activities was $195 million for the six months ended June 30, 2021 compared to $289 million for the six months ended June 30, 2020. The 2021 activity included an increase in proceeds from the sale of facilities and other assets of $112 million, primarily related to the sale of the majority of our urgent care centers in April 2021, as compared to the 2020 period. Capital expenditures were $243 million and $288 million in the six months ended June 30, 2021 and 2020, respectively.

Net cash used in financing activities was $836 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $1.173 billion for the six months ended June 30, 2020. The 2021 amount included total payments of $2.012 billion to retire approximately $1.888 billion aggregate principal amount of certain of our senior unsecured and senior secured second lien notes and to fund distributions to noncontrolling interests of $212 million. These decreases were partially offset by proceeds from the issuance of our 2029 Senior Secured First Lien Notes. The 2020 amount included proceeds from the issuance of $700 million aggregate principal amount of 7.500% senior secured first lien notes due 2025 and $600 million aggregate principal amount of 4.625% senior secured first lien notes due 2028. The 2020 amount also included $104 million of cash advances from Medicare and $38 million of stimulus grants received by our Ambulatory Care segment’s unconsolidated affiliates, as well as $142 million of payments for our purchases of $135 million aggregate principal amount of our outstanding 8.125% senior unsecured notes due 2022.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—We have a senior secured revolving credit facility that, at June 30, 2021, provided for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. At June 30, 2021, we had no cash borrowings outstanding under the revolving credit facility, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.900 billion was available for borrowing under the revolving credit facility at June 30, 2021. At June 30, 2021, we were in compliance with all covenants and conditions in our senior secured revolving credit facility.

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

Letter of Credit Facility—In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to incrementally increase the maximum secured debt covenant from 4.25 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ended March 31, 2021, which maximum ratio will step down incrementally on a quarterly basis through the quarter ending December 31, 2021. At June 30, 2021, the effective maximum secured debt covenant was 5.50 to 1.00. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At June 30, 2021, we were in compliance with all covenants and conditions in the LC Facility. At June 30, 2021, we had $149 million of standby letters of credit outstanding under the LC Facility.

Senior Unsecured and Senior Secured Notes—On June 2, 2021, we issued $1.400 billion aggregate principal amount of our 2029 Senior Secured First Lien Notes. We will pay interest on the 2029 Senior Secured First Lien Notes semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. The proceeds from the sale of the 2029 Senior Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $1.410 billion aggregate principal amount then outstanding of our 2025 Senior Secured Second Lien Notes in advance of their maturity date for approximately $1.428 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $31 million in the three months ended June 30, 2021, primarily related to the difference between the purchase price and the par value of the 2025 Senior Secured Second Lien Notes, as well as the write-off of associated unamortized issuance costs.

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

While demand for our services is expected to further rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the pandemic. These actions included the sale and redemption of various senior unsecured and senior secured notes, which eliminated any significant debt maturities until June 2023 and will reduce our future annual cash interest expense payments. In April 2021, we further amended our Credit Agreement to extend the availability of the Increased Commitments through April 22, 2022. In addition, we have continued to focus on cost‑reduction measures and corporate efficiencies to substantially offset incremental costs, including temporary staffing and premium pay, as well as higher supply costs for PPE. We have also sought to compensate for the COVID-19 pandemic’s disruption of our patient volumes and mix by growing our services for which demand has been more resilient, including our higher-acuity service lines. While the length of time that will be required for our patient volumes and mix to return to pre-pandemic levels is unknown, especially demand for lower-acuity services, we believe demand for our higher-acuity service lines will continue to grow. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID‑19 pandemic.

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

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $257 million of standby letters of credit outstanding and guarantees at June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at June 30, 2021. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(Dollars in Millions)
Fixed rate long-term debt	$88	$109	$1,939	$2,498	$721	$10,019	$15,374	$16,096
Average effective interest rates	4.3%	4.3%	6.7%	4.6%	7.5%	5.4%	5.5%

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

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report with respect to our operations that existed prior to the acquisition of controlling ownership interests in the SCD Centers by USPI’s subsidiaries in December 2020. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2021 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 6. EXHIBITS
    Unless otherwise indicated, the following exhibits are filed with this report:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Thirty-Seventh Supplemental Indenture dated as of June 2, 2021, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 2, 2021)

(10)	Material Contracts

(a)
Exchange and Registration Rights Agreement dated as of June 2, 2021, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the Notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on
Form 8-K filed June 2, 2021)

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

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: July 30, 2021	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)