Form 10-Q
period 2021-09-30
TENET HEALTHCARE CORP
filed 2021-10-29
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At October 22, 2021, there were 107,125,882 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,292	$2,446
Accounts receivable	2,742	2,690
Inventories of supplies, at cost	376	368
Assets held for sale	—	140
Other current assets	1,495	1,503
Total current assets	6,905	7,147
Investments and other assets	2,564	2,534
Deferred income taxes	140	325
Property and equipment, at cost, less accumulated depreciation and amortization ($5,872 at September 30, 2021 and $6,043 at December 31, 2020)	6,162	6,692
Goodwill	8,662	8,808
Other intangible assets, at cost, less accumulated amortization ($1,326 at September 30, 2021 and $1,284 at December 31, 2020)	1,480	1,600
Total assets	$25,913	$27,106
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$125	$145
Accounts payable	1,100	1,207
Accrued compensation and benefits	1,071	942
Professional and general liability reserves	268	243
Accrued interest payable	262	248
Liabilities held for sale	—	70
Contract liabilities	1,218	659
Other current liabilities	1,335	1,333
Total current liabilities	5,379	4,847
Long-term debt, net of current portion	14,009	15,574
Professional and general liability reserves	762	735
Defined benefit plan obligations	444	497
Deferred income taxes	29	29
Contract liabilities – long-term	15	918
Other long-term liabilities	1,592	1,617
Total liabilities	22,230	24,217
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,048	1,952
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 155,402,362 shares issued at September 30, 2021 and 154,407,524 shares issued at December 31, 2020	8	7
Additional paid-in capital	4,862	4,844
Accumulated other comprehensive loss	(274)	(281)
Accumulated deficit	(1,463)	(2,128)
Common stock in treasury, at cost, 48,333,196 shares at September 30, 2021 and 48,337,947 shares at December 31, 2020	(2,411)	(2,414)
Total shareholders’ equity	722	28
Noncontrolling interests	913	909
Total equity	1,635	937
Total liabilities and equity	$25,913	$27,106

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net operating revenues	$4,894	$4,557	$14,629	$12,725
Grant income	3	(66)	53	445
Equity in earnings of unconsolidated affiliates	45	44	141	103
Operating expenses:
Salaries, wages and benefits	2,209	2,142	6,690	6,193
Supplies	827	784	2,490	2,158
Other operating expenses, net	1,051	1,058	3,177	3,054
Depreciation and amortization	209	215	654	624
Impairment and restructuring charges, and acquisition-related costs	15	57	55	166
Litigation and investigation costs	29	9	64	13
Net gains on sales, consolidation and deconsolidation of facilities	(412)	(1)	(427)	(4)
Operating income	1,014	271	2,120	1,069
Interest expense	(227)	(263)	(702)	(761)
Other non-operating income, net	7	—	16	3
Loss from early extinguishment of debt	(20)	(312)	(74)	(316)
Income (loss) from continuing operations, before income taxes	774	(304)	1,360	(5)
Income tax benefit (expense)	(197)	197	(303)	227
Income (loss) from continuing operations, before discontinued operations	577	(107)	1,057	222
Discontinued operations:
Income from operations	1	1	—	—
Income from discontinued operations	1	1	—	—
Net income (loss)	578	(106)	1,057	222
Less: Net income available to noncontrolling interests	129	90	392	237
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$449	$(196)	$665	$(15)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$448	$(197)	$665	$(15)
Income from discontinued operations, net of tax	1	1	—	—
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$449	$(196)	$665	$(15)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$4.18	$(1.87)	$6.23	$(0.14)
Discontinued operations	0.01	0.01	—	—
	$4.19	$(1.86)	$6.23	$(0.14)
Diluted
Continuing operations	$4.12	$(1.87)	$6.13	$(0.14)
Discontinued operations	0.01	0.01	—	—
	$4.13	$(1.86)	$6.13	$(0.14)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	107,050	105,263	106,727	104,803
Diluted	108,761	105,263	108,465	104,803

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$578	$(106)	$1,057	$222
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	2	8	6
Unrealized gains on debt securities held as available-for-sale	—	—	—	1
Foreign currency translation adjustments	1	—	1	—
Other comprehensive income before income taxes	3	2	9	7
Income tax benefit (expense) related to items of other comprehensive income	—	2	(2)	(1)
Total other comprehensive income, net of tax	3	4	7	6
Comprehensive net income (loss)	581	(102)	1,064	228
Less: Comprehensive income available to noncontrolling interests	129	90	392	237
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$452	$(192)	$672	$(9)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Net income	$1,057	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	654	624
Deferred income tax expense (benefit)	183	(246)
Stock-based compensation expense	43	38
Impairment and restructuring charges, and acquisition-related costs	55	166
Litigation and investigation costs	64	13
Net gains on sales, consolidation and deconsolidation of facilities	(427)	(4)
Loss from early extinguishment of debt	74	316
Equity in earnings of unconsolidated affiliates, net of distributions received	10	(11)
Amortization of debt discount and debt issuance costs	25	30
Other items, net	(23)	(4)
Changes in cash from operating assets and liabilities:
Accounts receivable	(202)	280
Inventories and other current assets	(111)	30
Income taxes	67	9
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(149)	1,546
Other long-term liabilities	8	205
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(116)	(252)
Net cash used in operating activities from discontinued operations, excluding income taxes	(1)	(1)
Net cash provided by operating activities	1,211	2,961
Cash flows from investing activities:
Purchases of property and equipment	(354)	(374)
Purchases of businesses or joint venture interests, net of cash acquired	(64)	(61)
Proceeds from sales of facilities and other assets	1,235	13
Proceeds from sales of marketable securities, long-term investments and other assets	18	44
Purchases of marketable securities and equity investments	(23)	(41)
Other items, net	(10)	13
Net cash provided by (used in) investing activities	802	(406)
Cash flows from financing activities:
Repayments of borrowings under credit facility	—	(740)
Proceeds from borrowings under credit facility	—	740
Repayments of other borrowings	(3,183)	(3,244)
Proceeds from other borrowings	1,413	3,815
Debt issuance costs	(15)	(48)
Distributions paid to noncontrolling interests	(316)	(184)
Proceeds from sale of noncontrolling interests	14	7
Purchases of noncontrolling interests	(19)	(34)
Proceeds from shares issued under stock-based compensation plans, net of taxes paid related to net share settlement	11	13
Medicare advances and grants received by unconsolidated affiliates, net of recoupment	(8)	150
Other items, net	(64)	8
Net cash provided by (used in) financing activities	(2,167)	483
Net increase (decrease) in cash and cash equivalents	(154)	3,038
Cash and cash equivalents at beginning of period	2,446	262
Cash and cash equivalents at end of period	$2,292	$3,300
Supplemental disclosures:
Interest paid, net of capitalized interest	$(664)	$(757)
Income tax payments, net	$(54)	$(10)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we,” “our” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes USPI Holding Company, Inc. (“USPI”), at September 30, 2021 we operated 60 hospitals and approximately 460 other healthcare facilities, including surgical hospitals, ambulatory surgery centers, imaging centers, and other care sites and clinics. We also operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients.

This quarterly report supplements our Annual Report on Form 10‑K for the year ended December 31, 2020 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per‑share amounts).

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

Operating results for the three and nine‑month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID‑19 pandemic on our operations, business, financial condition and cash flows; the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather‑related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal, state and local healthcare and business regulations, including mandated closures and other operating restrictions; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year‑to‑year comparisons as well.

Certain prior‑year amounts have been reclassified to conform to the current year presentation. In the accompanying Condensed Consolidated Balance Sheets, income tax receivable has been reclassified to other current assets, as it is no longer significant enough to present separately. In the accompanying Condensed Consolidated Statements of Cash Flows, long‑term assets has been combined with other items, net, as it is no longer significant enough to present separately, but it remains located within cash flows from investing activities.

COVID‑19 Pandemic
During 2020, federal, state and local authorities undertook several actions designed to assist healthcare providers in providing care to COVID‑19 and other patients and to mitigate the adverse economic impact of the COVID‑19 pandemic. Legislative actions taken by the federal government during 2020 included the Coronavirus Aid, Relief, and Economic Security Act, the Paycheck Protection Program and Health Care Enhancement Act, the Continuing Appropriations Act, 2021 and Other Extensions Act, and the Consolidated Appropriations Act, 2021 (collectively, the “COVID Acts”). With the COVID Acts, the federal government authorized funding to be distributed through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). In June 2021, the U.S. Department of Health and Human Services (“HHS”) established new deadlines for when recipients of PRF grants must use the funding received, generally 12 to 18 months after receipt of the grant funds. HHS will recoup PRF grant funds not utilized by the established deadlines. The COVID Acts also revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals and other care providers more quickly and permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Our participation in these programs and the related accounting policies are summarized below.

Grant Income. During the three and nine months ended September 30, 2021, we received cash payments of $2 million and $65 million, respectively, from the Provider Relief Fund and state and local grant programs, including $27 million received by our unconsolidated affiliates during the nine‑month period. During the three and nine months ended September 30, 2020, we received cash payments of $178 million and $890 million, respectively, from the Provider Relief Fund and state and local grant programs, including $4 million and $42 million received by our unconsolidated affiliates during the three and nine‑month periods, respectively. We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. Our estimates could change materially in the future based on our operating performance or COVID‑19 activities, as well as the government’s grant compliance guidance. Grant income recognized by our Hospital Operations and other (“Hospital Operations”) and Ambulatory Care segments is presented in grant income, and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates in our statement of operations. During the three and nine months ended September 30, 2021, we recognized grant income of $2 million and $30 million, respectively, in our Hospital Operations segment, and $1 million and $23 million, respectively, in our Ambulatory Care segment. We recognized an additional $1 million and $12 million of Provider Relief Fund income during these periods, which was classified as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, we recognized net grant income of $(57) million and $417 million, respectively, in our Hospital Operations segment, and $(9) million and $28 million, respectively, in our Ambulatory Care segment. Additionally, we recognized $(4) million and $8 million, respectively, of net grant income as equity in earnings of unconsolidated affiliates during the three and nine months ended September 30, 2020. We recognized a reduction of grant income in the three months ended September 30, 2020 to comply with revised grant guidelines HHS published in September 2020. At September 30, 2021 and December 31, 2020, we had deferred grant payments remaining of $3 million and $18 million, respectively, which amounts were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for those periods.

Medicare Accelerated Payment Program. In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. The COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to healthcare providers more quickly. Recipients may retain the accelerated payments for one year from the date of receipt before recoupment commences, which is effectuated by a 25% offset of claims payments for 11 months, followed by a 50% offset for the succeeding six months. At the end of the 29‑month period, interest on the unpaid balance will be assessed at 4.00% per annum. The initial 11‑month recoupment period began in April 2021.

Our Hospital Operations and Ambulatory Care segments both received advance payments from the Medicare accelerated payment program during 2020. No additional advances were received in the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, $161 million and $302 million, respectively, of advances received by our Hospital Operations segment and $13 million and $24 million, respectively, of advances received by our Ambulatory Care segment were recouped through a reduction of our Medicare claims payments. In addition, $14 million and $26 million of advances received by unconsolidated affiliates for which we provide cash management services were recouped through a reduction of those affiliates’ Medicare claims payments during the same three and nine-month periods, respectively. In the accompanying Condensed Consolidated Balance Sheets, advances totaling $1.144 billion and $603 million were included in contract liabilities at September 30, 2021 and December 31, 2020, respectively, and advances totaling $902 million were included in contract liabilities – long term at December 31, 2020.

Deferral of Employer Payroll Tax Match Payments. Social Security taxes deferred under the COVID Acts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We had deferred Social Security tax payments totaling $130 million included in accrued compensation and benefits and $130 million included in other long‑term liabilities in the accompanying Condensed Consolidated Balance Sheets at both September 30, 2021 and December 31, 2020.

Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.292 billion and $2.446 billion at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, our book overdrafts were $155 million and $154 million, respectively, which were classified as accounts payable.

At September 30, 2021 and December 31, 2020, $169 million and $166 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at September 30, 2021 and December 31, 2020, we had $51 million and $93 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $45 million and $85 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2021 and 2020, we recorded right‑of‑use assets related to non‑cancellable finance leases of $81 million and $75 million, respectively, and related to non‑cancellable operating leases of $121 million and $135 million, respectively.

Other Intangible Assets
The following tables provide information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2021:
Capitalized software costs	$1,732	$(1,123)	$609
Trade names	102	—	102
Contracts	870	(124)	746
Other	102	(79)	23
Total	$2,806	$(1,326)	$1,480

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2020:
Capitalized software costs	$1,800	$(1,084)	$716
Trade names	102	—	102
Contracts	872	(111)	761
Other	110	(89)	21
Total	$2,884	$(1,284)	$1,600

Estimated future amortization of intangibles with finite useful lives at September 30, 2021 is as follows:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2021	2022	2023	2024	2025
Amortization of intangible assets	$796	$53	$124	$110	$98	$83	$328

We recognized amortization expense of $139 million and $127 million in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, respectively.

Investments in Unconsolidated Affiliates
We control 232 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (110 of 342 at September 30, 2021), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Equity in earnings of unconsolidated affiliates included $1 million and $12 million for the three and nine months ended September 30, 2021, respectively, from PRF grants recognized by our Ambulatory Care segment’s unconsolidated affiliates. During the three and nine months ended September 30, 2020, equity in earnings of unconsolidated affiliates included $(4) million and $8 million, respectively, from PRF grants recognized by these unconsolidated affiliates. During the three months ended September 30, 2020, we recognized a reduction of grant income reported in previous periods to comply with revised grant guidelines HHS published in September 2020. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net operating revenues	$720	$697	$2,065	$1,731
Net income	$178	$167	$540	$414
Net income available to the investees	$108	$101	$325	$253

NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are shown in the table below:

	September 30, 2021	December 31, 2020
Continuing operations:
Patient accounts receivable	$2,558	$2,499
Estimated future recoveries	139	156
Net cost reports and settlements receivable and valuation allowances	44	34
	2,741	2,689
Discontinued operations	1	1
Accounts receivable, net	$2,742	$2,690

The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Assets:
Other current assets	$257	$378
Investments and other assets	$318	$206

Liabilities:
Other current liabilities	$93	$110
Other long-term liabilities	$98	$56

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Estimated costs for:
Uninsured patients	$181	$165	$507	$466
Charity care patients	25	30	74	113
Total	$206	$195	$581	$579

NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. Approximately 91% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. As discussed in Note 1, the COVID Acts revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals more quickly. During the year ended December 31, 2020, our Hospital Operations segment received advance payments from the Medicare accelerated payment program following its expansion under the COVID Acts. These advance payments were recorded as contract liabilities in the accompanying Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. No additional advances were received in the three and nine months ended September 30, 2021.

The opening and closing balances of contract assets and contract liabilities for our Hospital Operations segment are as follows:

		Contract Liability –	Contract Liability –
		Current	Long-term
	Contract Assets	Advances from Medicare	Advances from Medicare
December 31, 2020	$208	$510	$819
September 30, 2021	190	1,031	—
Increase (decrease)	$(18)	$521	$(819)

December 31, 2019	$170	$—	$—
September 30, 2020	171	1,270	—
Increase	$1	$1,270	$—

During the three and nine months ended September 30, 2021, $161 million and $302 million, respectively, of Medicare advance payments included in the opening contract liabilities balance for our Hospital Operations segment were recouped through a reduction of our Medicare claims payments.

Ambulatory Care Segment
During the year ended December 31, 2020, our Ambulatory Care segment also received advance payments from the expanded Medicare accelerated payment program. At September 30, 2021, contract liabilities in the accompanying Condensed Consolidated Balance Sheet included $78 million of Medicare advance payments received by our unconsolidated affiliates for whom we provide cash management services. At December 31, 2020, contract liabilities and contract liabilities – long‑term in the accompanying Condensed Consolidated Balance Sheet included $51 million and $62 million, respectively, of Medicare advance payments received by our unconsolidated affiliates for whom we provide cash management services.

The opening and closing balances of contract liabilities for our Ambulatory Care segment are as follows:

	Contract Liability –	Contract Liability –
	Current	Long-term
	Advances from Medicare	Advances from Medicare
December 31, 2020	$93	$83
September 30, 2021	113	—
Increase (decrease)	$20	$(83)

December 31, 2019	$—	$—
September 30, 2020	172	—
Increase	$172	$—

During the three and nine months ended September 30, 2021, $13 million and $24 million, respectively, of Medicare advance payments included in the opening contract liabilities balance for our Ambulatory Care segment were recouped through a reduction of our Medicare claims payments. Additionally, $14 million and $26 million of Medicare advances received by our unconsolidated affiliates for whom we provide cash management services included in the opening contract liabilities balance were recouped during the three and nine months ended September 30, 2021, respectively.

Conifer Segment
Conifer enters into contracts with customers to provide revenue cycle management and other services, such as value‑based care, consulting and project services. The payment terms and conditions in our customer contracts vary. In some cases, customers are invoiced in advance and (for other than fixed‑price fee arrangements) a true‑up to the actual fee is included on a subsequent invoice. In other cases, payment is due in arrears. In addition, some contracts contain performance incentives, penalties and other forms of variable consideration. When the timing of Conifer’s delivery of services is different from the timing of payments made by the customers, Conifer recognizes either unbilled revenue (performance precedes contractual right to invoice the customer) or deferred revenue (customer payment precedes Conifer service performance). In the following table, customers that prepay prior to obtaining control/benefit of the service are represented by deferred contract revenue until the performance obligations are satisfied. Unbilled revenue represents arrangements in which Conifer has provided services to and the customer has obtained control/benefit of services prior to the contractual invoice date. Contracts with payment in arrears are recognized as receivables in the month the service is performed.

The opening and closing balances of Conifer’s receivables, contract assets and contract liabilities are as follows:

			Contract Liability –	Contract Liability –
		Contract Asset –	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2020	$56	$20	$56	$16
September 30, 2021	34	14	74	15
Increase (decrease)	$(22)	$(6)	$18	$(1)

December 31, 2019	$26	$11	$61	$18
September 30, 2020	29	13	58	17
Increase (decrease)	$3	$2	$(3)	$(1)

The difference between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those customers who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets were reported as part of other current assets in our accompanying Condensed Consolidated Balance Sheets, and its current and long‑term contract liabilities were reported as part of contract liabilities and contract liabilities – long‑term, respectively, in our accompanying Condensed Consolidated Balance Sheets.

In the nine months ended September 30, 2021 and 2020, Conifer recognized $56 million and $61 million, respectively, of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the services period.

Contract Costs
During the three months ended September 30, 2021 and 2020, we recognized amortization expense related to deferred contract setup costs of $1 million and $2 million, respectively. In the nine months ended September 30, 2021 and 2020, we recognized amortization expense related to deferred contract setup costs of $3 million and $4 million, respectively. At September 30, 2021 and December 31, 2020, the unamortized customer contract costs were $23 million and $24 million, respectively, and are presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE
We completed the sale of five Miami‑area hospitals and certain related operations held by our Hospital Operations segment in August 2021, resulting in our recognition of a pre‑tax gain on sale of $409 million in the three months ended September 30, 2021.

In the three months ended June 30, 2021, we completed the sale of the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. During the same three‑month period, we also completed the sale of a building we owned in the Philadelphia area that was held by our Hospital Operations segment. The assets and liabilities related to the urgent care centers and the building were classified as held for sale at December 31, 2020 in the accompanying Condensed Consolidated Balance Sheet. We recorded pre‑tax gains of $14 million and $2 million related to the sale of the urgent care centers and the sale of the building in Philadelphia, respectively, in the three months ended June 30, 2021.

The table below provides information on significant components of our business that have been recently disposed of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Significant disposals:
Income from continuing operations, before income taxes
Miami area	$407	$6	$436	$21
Total	$407	$6	$436	$21

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION‑RELATED COSTS
Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve each facility’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, impairments of long‑lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material.

At September 30, 2021, our continuing operations consisted of three reportable segments, Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost‑effective structure, such as the establishment of offshore support operations at our Global Business Center (“GBC”) in the Philippines. Certain restructuring and acquisition‑related costs are based on estimates. Changes in estimates are recognized as they occur.

During the nine months ended September 30, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $55 million, consisting of $48 million of restructuring charges, $1 million of impairment charges and $6 million of acquisition‑related costs. Restructuring charges consisted of $13 million of employee severance costs, $16 million related to the transition of various administrative functions to our GBC and $19 million of other restructuring costs. Our impairment charges for the nine months ended September 30, 2021 were comprised of $1 million from our Ambulatory Care segment. Acquisition‑related costs consisted of $6 million of transaction costs.

During the nine months ended September 30, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $166 million, consisting of $155 million of restructuring charges, $8 million of impairment charges and $3 million of acquisition‑related costs. Restructuring charges consisted of $53 million of employee severance costs, $40 million related to the transition of various administrative functions to our GBC, $23 million of charges due to the termination of USPI’s previous management equity plan, $15 million of contract and lease termination fees, and $24 million of other restructuring costs. Our impairment charges for the nine months ended September 30, 2020 were comprised of $5 million from our Ambulatory Care segment, $2 million from our Hospital Operations segment and $1 million from our Conifer segment. Acquisition‑related costs consisted of $3 million of transaction costs.

NOTE 6. LONG-TERM DEBT
The table below shows our long‑term debt at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Senior unsecured notes:
6.750% due 2023	$1,872	$1,872
7.000% due 2025	—	478
6.125% due 2028	2,500	2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	770	1,870
4.625% due 2024	600	600
7.500% due 2025	700	700
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	—
Senior secured second lien notes:
5.125% due 2025	—	1,410
6.250% due 2027	1,500	1,500
Finance leases, mortgage and other notes	372	403
Unamortized issue costs and note discounts	(142)	(176)
Total long-term debt	14,134	15,719
Less current portion	125	145
Long-term debt, net of current portion	$14,009	$15,574

Senior Unsecured Notes and Senior Secured Notes
On September 10, 2021, we redeemed approximately $1.100 billion of the then outstanding $1.870 billion aggregate principal amount of our 4.625% senior secured first lien notes due 2024 in advance of their maturity date. We paid $1.113 billion to redeem the notes, which was primarily funded with the proceeds from the sale of five Miami‑area hospitals and certain related operations in August 2021. In connection with the redemption, we recorded a loss from early extinguishment of debt of $20 million in the three months ended September 30, 2021, primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

On June 2, 2021, we issued $1.400 billion aggregate principal amount of 4.250% senior secured first lien notes, which will mature on June 1, 2029 (the “2029 Senior Secured First Lien Notes”). We will pay interest on the 2029 Senior Secured First Lien Notes semi‑annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. The proceeds from the sale of the 2029 Senior Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $1.410 billion aggregate principal amount then outstanding of our 5.125% senior secured second lien notes due 2025 (the “2025 Senior Secured Second Lien Notes”) in advance of their maturity date for approximately $1.428 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $31 million in the three months ended June 30, 2021, primarily related to the difference between the purchase price and the par value of the 2025 Senior Secured Second Lien Notes, as well as the write‑off of associated unamortized issuance costs.

In March 2021, we retired all $478 million aggregate principal amount outstanding of our 7.000% senior unsecured notes due 2025 in advance of their maturity date. We paid approximately $495 million from cash on hand to retire the notes. In connection with the retirement, we recorded a loss from early extinguishment of debt of $23 million in the three months ended March 31, 2021, primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

Credit Agreement
We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended to date, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we further amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. At September 30, 2021, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.802 billion was available for borrowing under the revolving credit facility at September 30, 2021.

The Credit Agreement continues to have a scheduled maturity date of September 12, 2024, and obligations under the Credit Agreement continue to be guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and secured by a first‑priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments.

Outstanding revolving loans accrue interest at either (i) a base rate plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts.

Letter of Credit Facility
In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to incrementally increase the maximum secured debt covenant from 4.25 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ended March 31, 2021, at which point the maximum ratio began to step down incrementally on a quarterly basis through the quarter ending December 31, 2021. At September 30, 2021, the effective maximum secured debt covenant was 5.00 to 1.00. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At September 30, 2021, we had $139 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES
At September 30, 2021, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $156 million. We had a total liability of $108 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2021.

At September 30, 2021, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $103 million. Of the total, $12 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in the accompanying Condensed Consolidated Balance Sheet at September 30, 2021.

NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 include $43 million and $38 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding at December 31, 2020	912,531	$22.51
Exercised	(334,907)	$20.67
Outstanding at September 30, 2021	577,624	$23.58	$25	6.4 years
Vested and expected to vest at September 30, 2021	577,624	$23.58	$25	6.4 years
Exercisable at September 30, 2021	381,606	$21.16	$17	6.0 years

There were 334,907 and 472,304 stock options exercised during the nine months ended September 30, 2021 and 2020, respectively, with aggregate intrinsic values of $12 million and $3 million, respectively. We did not grant any stock options during the nine months ended September 30, 2021 and 2020.

At September 30, 2021, there were less than $1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of less than one year.

The following table summarizes information about our outstanding stock options at September 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$18.99 to $20.609	350,422	6.0 years	$19.89	350,422	$19.89
$20.61 to $35.430	227,202	7.1 years	$29.26	31,184	$35.43
	577,624	6.4 years	$23.58	381,606	$21.16

Restricted Stock Units
The following table summarizes activity with respect to restricted stock units (“RSUs”) during the nine months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,095,206	$25.87
Granted	884,468	$58.38
Vested	(701,507)	$29.88
Forfeited	(28,269)	$35.48
Unvested at September 30, 2021	2,249,898	$40.29

In the nine months ended September 30, 2021, we granted an aggregate of 884,468 RSUs, consisting of 547,421 RSUs that vest based on the passage of time, 297,309 RSUs that vest on a contingent basis, and 39,738 RSUs that were granted to our non‑employee directors and vested immediately. Of the time‑based RSUs granted in the nine months ended September 30, 2021, 261,997 will vest and be settled ratably over a three‑year period from the grant date, 189,215 will vest and be settled ratably over eight quarterly periods from the grant date, 28,676 will vest and be settled on the third anniversary of the grant date, 53,341 will vest and be settled on the fourth anniversary of the grant date, and 14,192 will vest and be settled on December 31, 2021.

The vesting of 243,076 of the performance‑based RSUs granted in the nine months ended September 30, 2021 is contingent on our achievement of specified performance goals for the years 2021 to 2023. Provided the goals are achieved, the performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 243,076 units granted, depending on our level of achievement with respect to the performance goals. We also granted 53,341 performance‑based RSUs to a senior officer in September 2021. The vesting of this grant is contingent on our achievement of specified performance goals for the years 2021 to 2025 and is subject to the same vesting range as the performance‑based grants described above. Provided the goals are achieved, the performance‑based RSUs issued in September 2021 will vest and settle on the fourth anniversary of the grant date. During the nine months ended September 30, 2021, we also granted 892 RSUs that vested and settled immediately as a result of our level of achievement with respect to performance‑based RSUs granted in 2018.

The 39,738 RSUs granted to our non‑employee directors included 36,681 RSUs for the 2021‑2022 board service year, 1,372 for an initial grant to a new member of our board of directors and 1,685 for a pro‑rata annual grant to the same new member. While RSUs granted to our board of directors vest immediately, annual grants settle on the third anniversary of the grant date and initial grants settle upon separation from the board.

In the nine months ended September 30, 2020, we granted an aggregate of 1,720,004 RSUs. Of these, 583,335 will vest and be settled ratably over a three‑year period from the grant date, 104,167 will vest and be settled ratably over a four‑year period from the grant date, 359,713 will vest and be settled ratably over 11 quarterly periods from the grant date and 13,805 will vest and be settled on the third anniversary of the grant date. In addition, we granted 475,422 performance‑based RSUs; the vesting of these RSUs is contingent on our achievement of specified performance goals for the years 2020 to 2022. Provided the goals are achieved, the performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 475,422 units granted, depending on our level of achievement with respect to the performance goals. We also granted 80,128 performance‑based RSUs to a Conifer senior officer, which were subsequently forfeited. In addition, in May 2020, we made an annual grant of 103,434 RSUs to our non‑employee directors for the 2020-2021 board service year, which units vested immediately and will settle in shares of our common stock on third anniversary of the date of the grant.

The fair value of an RSU is based on our share price on the grant date. For certain of the performance‑based RSU grants, the number of units that will ultimately vest is subject to adjustment based on the achievement of a market‑based condition. The fair value of these RSUs is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	65.2% - 79.3%	54.7%
Risk-free interest rate	0.1% - 0.6%	1.2%

At September 30, 2021, there were $56 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.9 years.

USPI Management Equity Plan
USPI maintains a separate management equity plan under which it grants RSUs representing a contractual right to receive one share of USPI’s non‑voting common stock in the future. Once the requisite holding period is met, during specified times (“Repurchase Periods”), the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non‑voting common shares can be made in cash or in shares of Tenet’s common stock.

The following table summarizes RSU activity under USPI’s management equity plan during the nine months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,025,056	$34.13
Granted	76,990	$34.13
Vested	(383,937)	$34.13
Forfeited	(205,794)	$34.13
Unvested at September 30, 2021	1,512,315	$34.13

In the nine months ended September 30, 2021, we granted 76,990 RSUs under USPI’s management equity plan. Twenty percent of these RSUs vests on each of the first and second anniversaries of the grant date, and the remaining 60% vests on the third anniversary of the grant date. RSUs granted in 2020 vest 20% in each of the first three years on the anniversary of the grant date with the remaining 40% vesting on the fourth anniversary of the grant date.

The first Repurchase Period opened in August 2021 and will close in November 2021. In the three months ended September 30, 2021, USPI paid $4.6 million to repurchase a portion of the non‑voting common stock issued under the USPI management equity plan. No shares were repurchased through the issuance of Tenet common stock during the three months ended September 30, 2021.

Employee Retirement Plans
In the nine months ended September 30, 2021 and 2020, we recognized (i) service cost related to one of our frozen non‑qualified defined benefit pension plans of less than $1 million for both periods in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost (benefit) and net periodic postretirement benefit cost (benefit) related to our frozen qualified and non‑qualified defined benefit plans of $(4) million and $6 million, respectively, in other non-operating income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 9. EQUITY
Changes in Shareholders’ Equity
The following tables show the changes in consolidated equity during the nine months ended September 30, 2021 and 2020 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2020	106,070	$7	$4,844	$(281)	$(2,128)	$(2,414)	$909	$937
Net income	—	—	—	—	97	—	44	141
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive loss	—	—	—	(1)	—	—	—	(1)
Accretion of redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(3)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(10)	—	—	—	1	(9)
Stock-based compensation expense and issuance of common stock	617	1	10	—	—	1	—	12
Balances at March 31, 2021	106,687	$8	$4,841	$(282)	$(2,031)	$(2,413)	$893	$1,016
Net income	—	—	—	—	119	—	58	177
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	5	—	—	—	5
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests, net	—	—	3	—	—	—	—	3
Stock-based compensation expense and issuance of common stock	180	—	14	—	—	1	—	15
Balances at June 30, 2021	106,867	$8	$4,854	$(277)	$(1,912)	$(2,412)	$908	$1,169
Net income	—	—	—	—	449	—	56	505
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(51)	(51)
Other comprehensive income	—	—	—	3	—	—	—	3
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests, net	—	—	3	—	—	—	—	3
Stock-based compensation expense and issuance of common stock	202	—	9	—	—	1	—	10
Balances at September 30, 2021	107,069	$8	$4,862	$(274)	$(1,463)	$(2,411)	$913	$1,635

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2019	104,197	$7	$4,760	$(257)	$(2,513)	$(2,414)	$854	$437
Net income	—	—	—	—	93	—	32	125
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(40)	(40)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(1)	—	—	—	—	(1)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(30)	—	—	—	15	(15)
Cumulative effect of accounting change	—	—	—	—	(14)	—	—	(14)
Stock-based compensation expense and issuance of common stock	331	—	10	—	—	—	—	10
Balances at March 31, 2020	104,528	$7	$4,739	$(256)	$(2,434)	$(2,414)	$861	$503
Net income	—	—	—	—	88	—	35	123
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(2)	—	—	—	—	(2)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(2)	—	—	—	2	—
Stock-based compensation expense and issuance of common stock	374	—	16	—	—	—	—	16
Balances at June 30, 2020	104,902	$7	$4,751	$(255)	$(2,346)	$(2,414)	$890	$633
Net income (loss)	—	—	—	—	(196)	—	48	(148)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Other comprehensive income	—	—	—	4	—	—	—	4
Accretion of redeemable noncontrolling interests	—	—	(1)	—	—	—	—	(1)
Purchases of businesses and noncontrolling interests, net	—	—	58	—	—	—	4	62
Stock-based compensation expense and issuance of common stock	505	—	18	—	—	—	—	18
Balances at September 30, 2020	105,407	$7	$4,826	$(251)	$(2,542)	$(2,414)	$896	$522

Our noncontrolling interests balances at September 30, 2021 and December 31, 2020 were comprised of $130 million and $116 million, respectively, from our Hospital Operations segment, and $783 million and $793 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the nine months ended September 30, 2021 and 2020 in the table above were comprised of $16 million and $9 million, respectively, from our Hospital Operations segment, and $142 million and $106 million, respectively, from our Ambulatory Care segment.

NOTE 10. NET OPERATING REVENUES
Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to health systems, as well as individual hospitals, physician practices, self‑insured organizations, health plans and other entities.

The table below shows our sources of net operating revenues less implicit price concessions from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$616	$662	$2,001	$1,964
Medicaid	336	251	883	791
Managed care	2,567	2,374	7,592	6,519
Uninsured	33	50	140	112
Indemnity and other	159	171	527	491
Total	3,711	3,508	11,143	9,877
Other revenues(1)	319	295	929	848
Hospital Operations total prior to inter-segment eliminations	4,030	3,803	12,072	10,725
Ambulatory Care	666	565	1,976	1,423
Conifer	314	325	943	962
Inter-segment eliminations	(116)	(136)	(362)	(385)
Net operating revenues	$4,894	$4,557	$14,629	$12,725

(1)	Primarily physician practices revenues.

Adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the nine months ended September 30, 2021 and 2020 by $21 million and $3 million, respectively. Estimated cost report settlements and valuation allowances were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net patient service revenues	$633	$532	$1,890	$1,345
Management fees	21	23	64	60
Revenue from other sources	12	10	22	18
Net operating revenues	$666	$565	$1,976	$1,423

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue cycle services – Tenet	$112	$132	$350	$375
Revenue cycle services – other customers	178	170	522	518
Other services – Tenet	4	4	12	10
Other services – other customers	20	19	59	59
Net operating revenues	$314	$325	$943	$962

Other services represented approximately 8% and 7% of Conifer’s revenue for the nine months ended September 30, 2021 and 2020, respectively, and include value‑based care services, consulting services and other client‑defined projects.

Performance Obligations
The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed‑fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends December 31, 2032.

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2021	2022	2023	2024	2025
Performance obligations	$6,302	$151	$604	$603	$549	$549	$3,846

NOTE 11. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE
Property Insurance
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2021 through March 31, 2022, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $200 million for earthquakes and a per‑occurrence sub‑limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $40 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims and purchase insurance from third‑parties to cover catastrophic claims. At September 30, 2021 and December 31, 2020, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.030 billion and $978 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Malpractice expense of $269 million and $233 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 12. CLAIMS AND LAWSUITS
We operate in a highly regulated and litigious industry. Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. We and our subsidiaries have received inquiries in recent years from government agencies, and we may receive similar inquiries in future periods. We are also subject to class action lawsuits, employment‑related claims and other legal actions in the ordinary course of business. Some of these actions may involve large demands, as well as substantial defense costs. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us.

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

Government Investigation of Detroit Medical Center
Detroit Medical Center (“DMC”) is subject to an ongoing investigation commenced in October 2017 by the U.S. Attorney’s Office for the Eastern District of Michigan and the Civil Division of the U.S. Department of Justice (“DOJ”) for potential violations of the Stark law, the Medicare and Medicaid anti‑kickback and anti‑fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act, and the federal False Claims Act related to DMC’s employment of nurse practitioners and physician assistants (“Mid‑Level Practitioners”) from 2006 through 2017. As previously disclosed, a media report was published in August 2017 alleging that 14 Mid‑Level Practitioners were terminated by DMC earlier in 2017 due to compliance concerns. On September 28, 2021, the DOJ issued a civil investigative demand to DMC for documents and interrogatories. We are cooperating with the investigation; however, we are unable to determine the potential exposure, if any, at this time.

Other Matters
In July 2019, certain of the entities that purchased from us the operations of Hahnemann University Hospital and St. Christopher’s Hospital for Children in Philadelphia commenced Chapter 11 bankruptcy proceedings. As previously disclosed in our Form 8‑K filed September 1, 2017, the purchasers assumed our funding obligations under the Pension Fund for Hospital and Health Care Employees of Philadelphia and Vicinity (the “Fund”), a pension plan related to the operations at Hahnemann University Hospital. Pursuant to rules under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), under certain circumstances we could become liable for withdrawal liability in the event a withdrawal is triggered with respect to the Fund. In addition, pursuant to applicable ERISA rules, we could become secondarily liable if the purchasers fail to satisfy their obligations to the Fund.

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

New claims or inquiries may be initiated against us from time to time, including lawsuits from patients, employees and others exposed to COVID‑19 at our facilities. These matters could (1) require us to pay substantial damages or amounts in judgments or settlements, which, individually or in the aggregate, could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) cause us to close or sell hospitals or otherwise modify the way we conduct business.

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the nine months ended September 30, 2021 and 2020.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2021	$26	$64	$(44)	$(5)	$41
Nine Months Ended September 30, 2020	$86	$13	$(84)	$—	$15

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
We have a put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) that contains put and call options with respect to the 5% ownership interest Baylor holds in USPI. Each year starting in 2021, Baylor may put up to one‑third of their total shares in USPI held as of April 1, 2017 by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call, which is mutually agreed‑upon fair market value, in cash or shares of our common stock. Baylor did not deliver a put notice to us in January 2021. In February 2021, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the USPI shares held by Baylor as of April 1, 2017. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Balances at beginning of period	$1,952	$1,506
Net income	234	122
Distributions paid to noncontrolling interests	(161)	(90)
Accretion of redeemable noncontrolling interests	11	4
Purchases (sales) of businesses and noncontrolling interests, net	12	(63)
Balances at end of period	$2,048	$1,479

The following tables show the composition by segment of our redeemable noncontrolling interests balances at September 30, 2021 and December 31, 2020, as well as our net income available to redeemable noncontrolling interests for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	December 31, 2020
Hospital Operations	$292	$267
Ambulatory Care	1,292	1,273
Conifer	464	412
Redeemable noncontrolling interests	$2,048	$1,952

	Nine Months Ended September 30,
	2021	2020
Hospital Operations	$18	$(17)
Ambulatory Care	164	94
Conifer	52	45
Net income available to redeemable noncontrolling interests	$234	$122

NOTE 14. INCOME TAXES
During the three months ended September 30, 2021, we recorded income tax expense of $197 million in continuing operations on pre-tax income of $774 million compared to an income tax benefit of $197 million on a pre-tax loss of $304 million during the three months ended September 30, 2020. During the nine months ended September 30, 2021, we recorded income tax expense of $303 million in continuing operations on pre-tax income of $1.360 billion compared to an income tax benefit of $227 million on a pre-tax loss of $5 million during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre‑tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. For the nine months ended September 30, 2020, we utilized the discrete effective tax rate method, as allowed by the Financial Accounting Standards Board Accounting Standards Codification 740‑270‑30‑18, “Income Taxes–Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year‑to‑date period as if it were the annual period and determines the income tax expense or benefit on that basis. We believe that the use of this discrete method in 2020 was more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method was not reliable due to the high degree of uncertainty in estimating annual pre‑tax income due to the impact of the COVID‑19 pandemic and the evolving guidance by the government on utilization of grant funds.

The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tax expense (benefit) at statutory federal rate of 21%	$163	$(64)	$286	$(1)
State income taxes, net of federal income tax benefit	29	(6)	56	9
Tax benefit attributable to noncontrolling interests	(26)	(18)	(79)	(48)
Nondeductible goodwill	28	—	35	—
Nontaxable gains	—	—	—	3
Stock-based compensation	(1)	1	(4)	1
Change in valuation allowance	—	(113)	—	(201)
Other items	4	3	9	10
Income tax expense (benefit)	$197	$(197)	$303	$(227)

As a result of the change in the business interest expense disallowance rules under the COVID Acts, we recorded an income tax benefit of $88 million during the nine months ended September 30, 2020 to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

During the nine months ended September 30, 2021, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at September 30, 2021 was $31 million, of which $29 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our statement of operations. There were no accrued interest and penalties on unrecognized tax benefits at September 30, 2021.

At September 30, 2021, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE
The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for three and nine months ended September 30, 2021 and 2020. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$448	107,050	$4.18
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,711	(0.06)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$448	108,761	$4.12

Three Months Ended September 30, 2020
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(197)	105,263	$(1.87)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(197)	105,263	$(1.87)

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Nine Months Ended September 30, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$665	106,727	$6.23
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,738	(0.10)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$665	108,465	$6.13

Nine Months Ended September 30, 2020
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(15)	104,803	$(0.14)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(15)	104,803	$(0.14)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti‑dilutive; that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three and nine months ended September 30, 2020, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,240 and 1,135 in the three and nine months ended September 30, 2020, respectively.

NOTE 16. FAIR VALUE MEASUREMENTS
Fair Value Measurements
We are required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non‑financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

Our non‑financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long‑lived assets held and used, long‑lived assets held for sale and goodwill. The following table presents information about assets measured at fair value at December 31, 2020 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values. There were no assets measured at fair value on a non‑recurring basis at September 30, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2020:
Long-lived assets held for sale	$140	$—	$140	$—
Long-lived assets held and used	483	—	483	—
	$623	$—	$623	$—

Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At September 30, 2021 and December 31, 2020, the estimated fair value of our long‑term debt was approximately 104.2% and 104.5%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
Current assets	$20	$7
Property and equipment	26	15
Other intangible assets	1	8
Goodwill	65	78
Other long-term assets, including previously held equity method investments	8	6
Current liabilities	(15)	(4)
Long-term liabilities	(10)	(6)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(28)	(30)
Noncontrolling interests	(2)	(13)
Cash paid, net of cash acquired	(64)	(61)
Gains on consolidations	$1	$—

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $65 million from acquisitions completed during the nine months ended September 30, 2021 was recorded in our Ambulatory Care segment. Approximately $6 million and $3 million in transaction costs related to prospective and closed acquisitions were expensed during the nine‑month periods ended September 30, 2021 and 2020, respectively, and were included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Condensed Consolidated Statements of Operations.

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

Our Hospital Operations segment is comprised of acute care and specialty hospitals, ancillary outpatient facilities, micro‑hospitals, imaging centers, physician practices, and other care sites and clinics. At September 30, 2021, our subsidiaries operated 60 hospitals serving primarily urban and suburban communities in nine states. On April 1, 2021, we transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. The total assets associated with the imaging centers transferred to our Hospital Operations segment constituted less than 1% of our consolidated total assets at March 31, 2021. In April 2021, we also completed the sale of the majority of the urgent care centers held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, we completed the sale of five Miami‑area hospitals and certain related operations in August 2021. Certain of the facilities in our Hospital Operations segment were classified as held for sale in the accompanying Condensed Consolidated Balance Sheet at December 31, 2020.

Our Ambulatory Care segment is comprised of the operations of USPI. At September 30, 2021, USPI had interests in 318 ambulatory surgery centers (227 consolidated) and 24 surgical hospitals (five consolidated) in 31 states. At December 31, 2020, our Ambulatory Care segment included 40 urgent care centers that were classified as held for sale. We completed the divestiture of these urgent care centers in April 2021. At September 30, 2021, we owned approximately 95% of USPI.

Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients. At September 30, 2021, Conifer provided services to approximately 650 Tenet and non‑Tenet hospitals and other clients nationwide. In 2012, we entered into an agreement documenting the terms and conditions of various services Conifer provides to Tenet hospitals (“RCM Agreement”), as well as an agreement documenting certain administrative services our Hospital Operations segment provides to Conifer. In March 2021, we entered into a month‑to‑month agreement amending the RCM Agreement effective January 1, 2021 (“Amended RCM Agreement”) to update certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. We believe the pricing terms for the services provided under the Amended RCM Agreement are commercially reasonable and consistent with estimated third‑party terms. At September 30, 2021, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	September 30, 2021	December 31, 2020
Assets:
Hospital Operations	$17,126	$18,048
Ambulatory Care	7,846	8,048
Conifer	941	1,010
Total	$25,913	$27,106

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capital expenditures:
Hospital Operations	$95	$71	$295	$328
Ambulatory Care	14	11	49	32
Conifer	2	4	10	14
Total	$111	$86	$354	$374

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$4,030	$3,803	$12,072	$10,725
Ambulatory Care	666	565	1,976	1,423
Conifer
Tenet	116	136	362	385
Other clients	198	189	581	577
Total Conifer revenues	314	325	943	962
Inter-segment eliminations	(116)	(136)	(362)	(385)
Total	$4,894	$4,557	$14,629	$12,725

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$2	$3	$11	$1
Ambulatory Care	43	41	130	102
Total	$45	$44	$141	$103

Adjusted EBITDA:
Hospital Operations	$496	$240	$1,379	$1,074
Ambulatory Care	274	215	826	538
Conifer	85	96	261	256
Total	$855	$551	$2,466	$1,868

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization:
Hospital Operations	$177	$184	$555	$536
Ambulatory Care	23	21	71	60
Conifer	9	10	28	28
Total	$209	$215	$654	$624

Adjusted EBITDA	$855	$551	$2,466	$1,868
Depreciation and amortization	(209)	(215)	(654)	(624)
Impairment and restructuring charges, and acquisition-related costs	(15)	(57)	(55)	(166)
Litigation and investigation costs	(29)	(9)	(64)	(13)
Interest expense	(227)	(263)	(702)	(761)
Loss from early extinguishment of debt	(20)	(312)	(74)	(316)
Other non-operating income, net	7	—	16	3
Net gains on sales, consolidation and deconsolidation of facilities	412	1	427	4
Income (loss) from continuing operations, before income taxes	$774	$(304)	$1,360	$(5)

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Estimates

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of acute care and specialty hospitals, ancillary outpatient facilities, micro‑hospitals, imaging centers, physician practices, and other care sites and clinics. At September 30, 2021, our subsidiaries operated 60 hospitals serving primarily urban and suburban communities in nine states. In April 2021, we completed the sale of the majority of the urgent care centers held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, we completed the sale of five Miami‑area hospitals and certain related operations held by our Hospital Operations segment in August 2021. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”), in which we hold an ownership interest of approximately 95%. At September 30, 2021, USPI had interests in 318 ambulatory surgery centers (227 consolidated) and 24 surgical hospitals (five consolidated) in 31 states. At December 31, 2020, our Ambulatory Care segment also included 40 urgent care centers that were classified as held for sale and 24 imaging centers. In April 2021, we completed the divestiture of the 40 urgent care centers and transferred the 24 imaging centers to our Hospital Operations segment. Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. At September 30, 2021, Conifer provided services to approximately 650 Tenet and non‑Tenet hospitals and other clients nationwide. At September 30, 2021, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of our same 60 hospitals operated throughout the nine months ended September 30, 2021 and 2020, and the five Miami‑area hospitals and certain related operations we sold in August 2021. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW
IMPACT OF THE COVID-19 PANDEMIC
The spread of COVID‑19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and also adversely affected our net operating revenues in the year ended December 31, 2020. Restrictive measures, including travel bans, social distancing, quarantines and shelter‑in‑place orders, reduced the number of procedures performed at our facilities, as well as the volume of emergency room and physician office visits. We began experiencing improvement in patient volumes in May 2020 as various states eased stay‑at‑home restrictions and our facilities were permitted to resume elective surgeries and other procedures; however, the COVID‑19 pandemic generally and, most recently, the spread of the Delta variant, continues to impact all three segments of our business, as well as our patients, communities and employees. Broad economic factors resulting from the pandemic, including increased unemployment rates and reduced consumer spending, continue to impact our patient volumes, service mix and revenue mix. The pandemic has also continued to have an adverse effect on our operating expenses to varying degrees in 2021. As further described below, we have been required to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. In addition, we have experienced significant price increases in medical supplies, particularly for personal protective equipment (“PPE”), and we have encountered supply chain disruptions, including shortages and delays.

As described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Part II of our Annual Report on Form 10‑K for the year ended December 31, 2020 (“Annual Report”) and below under “Sources of Revenue for Our Hospital Operations Segment,” various legislative actions have mitigated some of the economic disruption caused by the COVID‑19 pandemic on our business. Additional funding for the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”) was among the provisions of the COVID‑19 relief legislation. In the nine months ended September 30, 2021 and 2020, we received cash payments of $65 million and $890 million, we recognized approximately $53 million and $445 million as grant income, and we recognized $12 million and $8 million in equity in earnings of unconsolidated affiliates, respectively, in our accompanying Condensed Consolidated Statements of Operations due to grants from the Provider Relief Fund and other state and local grant programs.

Throughout MD&A, we have provided additional information on the impact of the COVID‑19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. The ultimate extent and scope of the pandemic remains unknown. For information about risks and uncertainties related to COVID‑19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part I of our Annual Report.

TRENDS AND STRATEGIES
As described above and throughout MD&A, we experienced a significant disruption to our business in 2020 due to the COVID‑19 pandemic. Although we have seen improvement in our patient volumes, we continue to experience negative impacts of the pandemic on our business in varying degrees. Most recently, in the three months ended September 30, 2021, we experienced a significant acceleration in COVID‑19 cases associated with the Delta variant, with a peak in such cases in late August 2021. Throughout the COVID‑19 pandemic, we have taken, and we continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues. We have issued new senior unsecured notes and senior secured first lien notes, redeemed existing senior unsecured notes and senior secured first lien notes, including those with the highest interest rate and nearest maturity date of all of our long‑term debt, and amended our revolving credit facility. We also decreased our employee headcount throughout the organization, and we deferred certain operating expenses that were not expected to impact our response to the COVID‑19 pandemic. In addition, we reduced certain variable costs across the enterprise. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID‑19 pandemic. For further information on our liquidity, see “Liquidity and Capital Resources” below.

Moreover, we are experiencing increased competition with other healthcare providers in recruiting and retaining qualified personnel responsible for the day‑to‑day operations of our facilities. There is a limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of critical‑care nurses in certain disciplines and geographic areas, which shortage has been exacerbated by the COVID‑19 pandemic. We are treating patients with COVID‑19 in our hospitals and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue in 2022 and potentially through the duration of the pandemic.

In addition, we believe that several key trends are shaping the demand for healthcare services: (1) consumers, employers and insurers are actively seeking lower‑cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the growing aging population requires greater chronic disease management and higher‑acuity treatment; and (4) consolidation continues across the entire healthcare sector. In recent years, the healthcare industry, in general, and the acute care hospital business, in particular, have also experienced significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to significantly modify or repeal and potentially replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). It is difficult to predict the full impact of regulatory uncertainty on our future revenues and operations.

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑reduction measures, comprised primarily of workforce reductions

(including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. Moreover, we established offshore support operations at our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives and our cost‑saving efforts in response to the COVID‑19 pandemic in the nine months ended September 30, 2021, and we expect to incur additional such charges through the remainder of 2021.

We also continue to exit service lines, businesses and markets that we believe are no longer a core part of our long‑term growth strategy. In April 2021, we divested the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. In addition, in August 2021, we sold five Miami‑area hospitals and certain related operations. We intend to continue to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher‑return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.

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

Expansion of Our Ambulatory Care Segment—We continue to focus on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. In December 2020, we acquired controlling ownership interests in 45 ambulatory surgery centers from SurgCenter Development (the “SCD Centers”), which significantly increased USPI’s presence in the musculoskeletal surgery market, a high‑demand clinical service line, particularly for an aging population. In the nine months ended September 30, 2021, we acquired controlling ownership interests in four ambulatory surgery centers in Maryland, two in Georgia and one in Florida. We also opened three new ambulatory surgery centers – one each in Nevada, New Mexico and Montana. We believe USPI’s surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase following the containment of the COVID‑19 pandemic. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Conifer’s Growth While Pursuing a Tax-Free Spin-Off—We previously announced a number of actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of strategic alternatives for Conifer. In July 2019, we announced our intention to pursue a tax‑free spin‑off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin‑off is subject to a number of conditions, including, among others, assurance that the separation will be tax‑free for U.S. federal income tax purposes, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the Securities and Exchange Commission (“SEC”), and final approval from our board of directors. Although in March 2021 we entered into a month‑to‑month agreement amending and updating certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals (“Amended RCM Agreement”), the execution of a comprehensive amendment to and restatement of the master services agreement between Conifer and Tenet remains an additional prerequisite to the spin‑off of Conifer. We are continuing to pursue the Conifer spin‑off; however, there can be no assurance regarding the timeframe for completion, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin‑off will be met, or that it will be completed at all.

Conifer serves approximately 650 Tenet and non‑Tenet hospitals and other clients nationwide. In addition to providing revenue cycle management services to health systems and physicians, Conifer provides support to both providers and self‑insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value‑based care solutions businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value‑based care service offerings through organic development and small acquisitions; and

(4) leveraging data from tens of millions of patient interactions for continued enhancement of the value‑based care environment to drive competitive differentiation.

Improving Profitability—As we return to more normal operations, we will continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe our inpatient admissions have been constrained in recent years (prior to the COVID‑19 pandemic) by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co‑pays, co‑insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to explore new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

Reducing Our Leverage Over Time—All of our outstanding long‑term debt has a fixed rate of interest, except for outstanding borrowings under our revolving credit facility, and the maturity dates of our notes are staggered from 2023 through 2031. We believe that our capital structure minimizes the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. It is our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk. During the nine months ended September 30, 2021, we retired approximately $2.988 billion aggregate principal amount of certain of our senior unsecured and senior secured notes. These notes were retired using proceeds from the June 2021 sale of $1.400 billion aggregate principal amount of 4.250% senior secured first lien notes, which will mature on June 1, 2029 (the “2029 Senior Secured First Lien Notes”), the proceeds from the August 2021 sale of five Miami‑area hospitals and cash on hand. These transactions reduced future annual cash interest expense payments by approximately $96 million.

Our ability to execute on our strategies and respond to the aforementioned trends is subject to the extent and scope of the impact on our operations of the COVID‑19 pandemic, as well as a number of other risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward‑Looking Statements section in this report, as well as the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.

RESULTS OF OPERATIONS—OVERVIEW
We have provided below certain selected operating statistics for the three months ended September 30, 2021 and 2020 on a continuing operations basis. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics on a per adjusted patient admission basis to show trends other than volume.

	Continuing Operations Three Months Ended September 30,		Increase (Decrease)
Selected Operating Statistics	2021	2020
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	60	65	(5)	(1)
Total admissions	145,412	150,690	(3.5)%
Adjusted patient admissions(2)	256,250	257,704	(0.6)%
Paying admissions (excludes charity and uninsured)	136,932	141,300	(3.1)%
Charity and uninsured admissions	8,480	9,390	(9.7)%
Admissions through emergency department	110,675	112,131	(1.3)%
Emergency department visits, outpatient	578,734	463,836	24.8%
Total emergency department visits	689,409	575,967	19.7%
Total surgeries	91,707	94,128	(2.6)%
Patient days — total	770,175	784,013	(1.8)%
Adjusted patient days(2)	1,335,610	1,302,605	2.5%
Average length of stay (days)	5.30	5.20	1.9%
Average licensed beds	15,987	17,242	(7.3)%
Utilization of licensed beds(3)	52.4%	49.4%	3.0%	(1)
Total visits	1,523,726	1,402,346	8.7%
Paying visits (excludes charity and uninsured)	1,423,068	1,302,529	9.3%
Charity and uninsured visits	100,658	99,817	0.8%
Ambulatory Care:
Total consolidated facilities (at end of period)	232	244	(12)	(1)
Total consolidated cases	295,026	544,279	(45.8)%

(1)	The change is the difference between the 2021 and 2020 amounts shown.
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

Total admissions decreased by 5,278, or 3.5%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and total surgeries decreased by 2,421, or 2.6%, in the 2021 period compared to the 2020 period. Total emergency department visits increased 19.7% in the three months ended September 30, 2021 compared to the same period in the prior year. The decrease in our patient volumes from continuing operations in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is attributable to the sale of five Miami‑area hospitals and certain related operations in August 2021. The decrease of Ambulatory Care total consolidated cases of 45.8% in the three months ended September 30, 2021 compared to the 2020 period is primarily due to the divestiture of USPI’s urgent care centers and the realignment of its imaging centers under our Hospital Operations segment.

	Continuing Operations Three Months Ended September 30,		Increase (Decrease)
Revenues	2021	2020
Net operating revenues:
Hospital Operations prior to inter-segment eliminations	$4,030	$3,803	6.0%
Ambulatory Care	666	565	17.9%
Conifer	314	325	(3.4)%
Inter-segment eliminations	(116)	(136)	(14.7)%
Total	$4,894	$4,557	7.4%

Net operating revenues increased by $337 million, or 7.4%, in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to continued high patient acuity, USPI’s acquisition of the SCD Centers in December 2020, favorable payer mix and negotiated commercial rate increases, partially offset by the loss of revenues from the five Miami‑area hospitals we sold in August 2021. During the three months ended September 30, 2021 and 2020, we recognized net grant income of $3 million and $(66) million, respectively, which amounts are not included in net operating revenues. In the three months ended September 30, 2020, we recognized a reduction of grant income reported in previous periods to comply with revised grant guidelines the U.S. Department of Health and Human Services (“HHS”) published in September 2020.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 56.4 days at September 30, 2021 and 55.6 days at December 31, 2020, compared to our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets. The AR Days calculation excludes (i) urgent care centers operated under the MedPost and CareSpot brands, which we divested in April 2021, (ii) five Miami‑area hospitals and certain related operations, which we sold in August 2021 and (iii) our California provider fee revenues.

	Continuing Operations Three Months Ended September 30,		Increase (Decrease)
Selected Operating Expenses	2021	2020
Hospital Operations:
Salaries, wages and benefits	$1,872	$1,818	3.0%
Supplies	656	656	—%
Other operating expenses	894	899	(0.6)%
Total	$3,422	$3,373	1.5%
Ambulatory Care:
Salaries, wages and benefits	$169	$157	7.6%
Supplies	170	128	32.8%
Other operating expenses	97	97	—%
Total	$436	$382	14.1%
Conifer:
Salaries, wages and benefits	$168	$167	0.6%
Supplies	1	—	N/A
Other operating expenses	60	62	(3.2)%
Total	$229	$229	—%
Total:
Salaries, wages and benefits	$2,209	$2,142	3.1%
Supplies	827	784	5.5%
Other operating expenses	1,051	1,058	(0.7)%
Total	$4,087	$3,984	2.6%
Rent/lease expense(1):
Hospital Operations	$73	$72	1.4%
Ambulatory Care	24	24	—%
Conifer	2	3	(33.3)%
Total	$99	$99	—%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended September 30,		Increase (Decrease)
Selected Operating Expenses per Adjusted Patient Admission	2021	2020
Hospital Operations:
Salaries, wages and benefits per adjusted patient admission(1)	$7,308	$7,054	3.6%
Supplies per adjusted patient admission(1)	2,563	2,546	0.7%
Other operating expenses per adjusted patient admission(1)	3,488	3,487	—%
Total per adjusted patient admission	$13,359	$13,087	2.1%

(1)	Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits for our Hospital Operations segment increased $54 million, or 3.0%, in the three months ended September 30, 2021 compared to the same period in 2020. This change was primarily attributable to increased contract labor costs, increased overtime expense, annual merit increases for certain of our employees and a greater number of employed physicians. These increases were partially offset by our continued focus on cost‑reduction measures and corporate efficiencies, and the sale of five Miami‑area hospitals in August 2021. On a per adjusted patient admission basis, salaries, wages and benefits increased 3.6% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in expense noted above.

Supplies expense for our Hospital Operations segment during the three months ended September 30, 2021 was consistent with the three months ended September 30, 2020. This consistency is attributable to cost efficiencies and the reduction in volumes due to the sale of five Miami‑area hospitals, offset by increased costs for certain supplies as a result of the COVID‑19 pandemic and growth in our higher‑acuity, supply‑intensive surgical services. On a per adjusted patient admission basis, supplies expense increased 0.7% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Other operating expenses for our Hospital Operations segment decreased $5 million, or 0.6%, in the three months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily attributable to cost efficiencies and the sale of five Miami‑area hospitals. On a per adjusted patient admission basis, other operating expenses in the three months ended September 30, 2021 were consistent with the three months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.292 billion at September 30, 2021 compared to $2.194 billion at June 30, 2021.

Significant cash flow items in the three months ended September 30, 2021 included:

•Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition‑related costs, and litigation costs and settlements of $662 million (including $2 million from federal, state and local grants);

•Proceeds from the sale of facilities and other assets of $1.111 billion;

•Capital expenditures of $111 million;

•$104 million of distributions paid to noncontrolling interests;

•Payments for restructuring charges, acquisition‑related costs, and litigation costs and settlements of $31 million;

•Interest payments of $178 million; and

•Debt payments of $1.171 billion, including $1.113 billion of cash to redeem $1.100 billion of the $1.870 billion aggregate principal amount of 4.625% senior secured first lien notes due 2024 (“2024 Senior Secured First Lien Notes”).

Net cash provided by operating activities was $1.211 billion in the nine months ended September 30, 2021 compared to $2.961 billion in the nine months ended September 30, 2020. Key factors contributing to the change between the 2021 and 2020 periods include the following:

•An increase in operating income before net losses on sales, consolidation and deconsolidation of facilities; litigation and investigation costs; impairment and restructuring charges and acquisition-related costs; depreciation and amortization; and income recognized from government relief packages of $986 million;

•$326 million of Medicare accelerated payments recouped in the nine months ended September 30, 2021 compared to $1.380 billion of Medicare accelerated payments received in the nine months ended September 30, 2020;

•$38 million of cash received from federal, state and local grants in the 2021 period compared to $848 million received in the 2020 period;

•Lower interest payments of $93 million in the 2021 period;

•A $178 million deferral of our payroll tax match in the 2020 period pursuant to COVID‑19 stimulus legislation;

•Higher income tax payments of $44 million in the 2021 period;

•A decrease of $136 million in payments on reserves for restructuring charges, acquisition‑related costs, and litigation costs and settlements; and

•The timing of other working capital items.

FORWARD-LOOKING STATEMENTS
This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward‑looking statements, including (but not limited to) disclosure regarding (i) the impact of the COVID-19 pandemic, (ii) our future earnings, financial position, and operational and strategic initiatives, and (iii) developments in the healthcare industry. Forward‑looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward‑looking statements. Such factors include, but are not limited to, the risks described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.

When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements in our Annual Report and in this report. Should one or more of the risks and uncertainties described in these reports occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statement. We specifically disclaim any obligation to update any information contained in a forward‑looking statement or any forward‑looking statement in its entirety except as required by law.

All forward‑looking statements attributable to us are expressly qualified in their entirety by this cautionary information.

SOURCES OF REVENUE FOR OUR HOSPITAL OPERATIONS SEGMENT
We earn revenues for patient services from a variety of sources, primarily managed care payers and the federal Medicare program, as well as state Medicaid programs, indemnity‑based health insurance companies and uninsured patients (that is, patients who do not have health insurance and are not covered by some other form of third‑party arrangement).

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

Net Patient Service Revenues Less Implicit Price Concessions from:	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2021	2020		2021	2020
Medicare	16.6%	18.9%	(2.3)%	18.0%	19.9%	(1.9)%
Medicaid	9.0%	7.1%	1.9%	7.9%	8.0%	(0.1)%
Managed care(2)	69.2%	67.7%	1.5%	68.1%	66.0%	2.1%
Uninsured	0.9%	1.4%	(0.5)%	1.3%	1.1%	0.2%
Indemnity and other	4.3%	4.9%	(0.6)%	4.7%	5.0%	(0.3)%

(1)	The change is the difference between the 2021 and 2020 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
Admissions from:	2021	2020		2021	2020
Medicare	19.6%	21.9%	(2.3)%	20.6%	23.0%	(2.4)%
Medicaid	6.1%	6.4%	(0.3)%	5.8%	6.3%	(0.5)%
Managed care(2)	65.2%	62.7%	2.5%	64.4%	61.6%	2.8%
Charity and uninsured	5.8%	6.2%	(0.4)%	6.0%	6.3%	(0.3)%
Indemnity and other	3.3%	2.8%	0.5%	3.2%	2.8%	0.4%

(1)	The change is the difference between the 2021 and 2020 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

    GOVERNMENT PROGRAMS
The Centers for Medicare and Medicaid Services (“CMS”), an agency of HHS, is the single largest payer of healthcare services in the United States. Approximately 63 million individuals rely on healthcare benefits through Medicare, and approximately 82 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co‑administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also co‑administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year (“FFY”) 2027.

Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $616 million and $662 million for the three months ended September 30, 2021 and 2020, respectively, and $2.001 billion and $1.964 billion for the nine months ended September 30, 2021 and 2020, respectively.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. Even prior to the COVID‑19 pandemic, several states in which we operate faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted supplemental payment programs authorized under the Social Security Act. Continuing pressure on state budgets and other factors could adversely affect the Medicaid supplemental payments our hospitals receive.

Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 18.2% and 17.9% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the nine months ended September 30, 2021 and 2020, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the nine months ended September 30, 2021 and 2020, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $631 million and $533 million, respectively. The 2021 period included $153 million related to the California provider fee program, $190 million related to the Michigan provider fee program, $35 million related to the Texas Section 1115 waiver program, $126 million related to Medicaid DSH programs in multiple states, and $127 million from a number of other state and local programs.

Total Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment from Medicaid‑related programs in the states in which our facilities are located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2021 and 2020 were $2.023 billion and $1.773 billion, respectively. During the nine months ended September 30, 2021, Medicaid and Managed Medicaid revenues comprised 44% and 56%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. These revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to FFS Medicaid revenue.

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

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the federal fiscal year. In August 2021, CMS issued final changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2022 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•A market basket increase of 2.7% for Medicare severity‑adjusted diagnosis‑related group (“MS‑DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also finalized a 0.7% multifactor productivity reduction required by the ACA and a 0.5% increase required by the Medicare Access and CHIP Reauthorization Act that collectively result in a net operating payment update of 2.5% before budget neutrality adjustments;

•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC‑DSH”) payments;

•A 1.37% net increase in the capital federal MS‑DRG rate;

•An increase in the cost outlier threshold from $29,064 to $30,988;

•An extension of the New COVID‑19 Treatments Add‑on Payment for certain eligible products through the end of the FFY in which the public health emergency as declared by the Secretary of HHS ends; and

•The establishment of new requirements and the revision of existing requirements for the Hospital Value‑Based Purchasing, Hospital Readmissions Reduction and Hospital Acquired Condition Reduction programs.

According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 2.6% increase in Medicare operating MS-DRG FFS payments for hospitals in urban areas and an average 2.6% increase in such payments for proprietary hospitals in FFY 2022. We estimate that all of the final payment and policy changes affecting operating MS-DRG and UC-DSH payments will result in an estimated 1.4% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $27 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimates of the impact of the payment and policy changes.

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

•Various modifications to the hospital price transparency requirements that took effect on January 1, 2021, including significant increases to the civil monetary penalty for noncompliance, as well as prohibitions to specific barriers to accessing machine‑readable price transparency files;

•A 2.3% increase to the ASC payment rates; and

•Re‑adoption of the ASC Covered Procedures List (“ASC CPL”) criteria in effect in CY 2020 and removal of 258 of the 267 procedures that were added to the ASC CPL in CY 2021.

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

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule—In July 2021, CMS released the CY 2022 Medicare Physician Fee Schedule (“MPFS”) Proposed Rule (“MPFS Proposed Rule”). The MPFS Proposed Rule updates payment policies, payment rates and other provisions for services reimbursed under the MPFS on and after January 1, 2022. Under the MPFS Proposed Rule, the CY 2022 conversion factor, which is the base rate that is used to convert relative units into payment rates, would be reduced from $34.89 to $33.58, due in part to the expiration of the one‑time 3.75% MPFS payment increase provided for in CY 2021 by the Consolidated Appropriations Act, 2021, as well as budget neutrality rules. This change would result in an annual reduction of approximately $7 million to our FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, as well as potential changes to the MPFS Proposed Rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

Public Health and Social Services Emergency Fund—During the three months ended September 30, 2021, our Hospital Operations and Ambulatory Care segments recognized approximately $2 million of Provider Relief Fund grant income associated with lost revenues and COVID‑related costs. We recognized an additional $1 million of Provider Relief Fund grant income from our unconsolidated affiliates during this period. During the nine months ended September 30, 2021, our Hospital Operations and Ambulatory Care segments recognized approximately $40 million of Provider Relief Fund grant income associated with lost revenues and COVID‑related costs. We recognized an additional $12 million of Provider Relief Fund grant income from our unconsolidated affiliates during this period. Our Hospital Operations and Ambulatory Care segments also recognized $1 million and $13 million of grant income from state and local grant programs during the three and nine months ended September 30, 2021, respectively. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income, and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates, in each case in our accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021. Based on the uncertainty regarding future estimates of lost revenues and

COVID‑related costs or the impact of further updates to HHS guidance, if any, we cannot provide any assurances regarding the amount of grant income to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—The 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers was suspended effective May 1, 2020. It was scheduled to resume on April 1, 2021; however, on April 14, 2021, President Biden signed H.R. 1868, which included an extension of the suspension of the 2% sequestration reduction through December 31, 2021. The impact of the suspension on our operations was an increase of approximately $58 million of revenues in the nine months ended September 30, 2021. We expect the suspension to result in an increase of approximately $80 million of revenues for the year ending December 31, 2021. Because of the uncertainty associated with various factors that may influence our future Medicare and Medicaid payments, including future legislative, legal or regulatory actions, or changes in volumes and case mix, there is a risk that actual payments received under, or the ultimate impact of, these programs will differ materially from our expectations.

The American Rescue Plan Act of 2021—In March 2021, President Biden signed into law the American Rescue Plan Act of 2021 (“ARPA”), a $1.9 trillion COVID‑19 relief package, which includes a number of provisions that affect hospitals and health systems, specifically:

•Additional funding for rural health care providers for COVID‑19 relief;

•An incentive for states that have not already done so to expand Medicaid by temporarily increasing each respective state’s Federal Medical Assistance Percentage for their base program by five percentage points for two years;

•Federal subsidies valued at 100% of the health insurance premium for eligible individuals and families to remain on their employer‑based coverage through September 30, 2021;

•Additional COVID‑19 funding for vaccines, treatment, PPE, testing, contact tracing and workforce development; and

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

PRIVATE INSURANCE
Managed Care
We currently have thousands of managed care contracts with various HMOs and PPOs. HMOs generally maintain a full‑service healthcare delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate healthcare can be efficiently delivered in the most cost‑effective manner. HMOs typically provide reduced benefits or reimbursement (or none at all) to their members who use non‑contracted healthcare providers for non‑emergency care.

PPOs generally offer limited benefits to members who use non‑contracted healthcare providers. PPO members who use contracted healthcare providers receive a preferred benefit, typically in the form of lower co‑pays, co‑insurance or deductibles. As employers and employees have demanded more choice, managed care plans have developed hybrid products that combine elements of both HMO and PPO plans, including high‑deductible healthcare plans that may have limited benefits, but cost the employee less in premiums.

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the nine months ended September 30, 2021 and 2020 was $7.592 billion and $6.519 billion, respectively. Our top 10 managed care payers generated 61% of our managed care net patient service revenues for the nine months ended September 30, 2021. During the same period, national payers generated 43% of our managed care net patient service revenues. The remainder came from regional or local payers. At both September 30, 2021 and December 31, 2020, 66% of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2021, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $18 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future. In the nine months ended September 30, 2021, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 84% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity
An indemnity‑based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.

Legislative Changes
In December 2020, the No Surprises Act (“NSA”) was signed into law as part of the Consolidated Appropriations Act of 2021. The NSA is intended to address unexpected gaps in insurance coverage that result in “surprise medical bills” when patients unknowingly obtain medical services from physicians and other providers outside their health insurance network, including certain emergency services, anesthesiology services and air ambulance transportation. After the protections go into effect on January 1, 2022, patients will be liable only for their in‑network cost‑sharing amount, and providers and insurers will be given the opportunity to negotiate reimbursement through an independent dispute resolution process. The NSA does not set a benchmark reimbursement amount.

On July 1, 2021, HHS, along with the U.S. Department of Labor, the U.S. Department of Treasury and the Office of Personnel Management (collectively, the “Agencies”) issued “Requirements Related to Surprise Billing; Part I” (“Part I”), an interim final rule implementing several provisions of the NSA. Part I addresses (i) the ban on balance billing for certain out‑of‑network services, (ii) the notice and consent process that some providers may use to bill patients for out‑of‑network services, (iii) patient cost‑sharing calculations, and (iv) a complaint process for any potential violations of the provisions in the law. Notably, the regulations contain strong language against health plan actions to deny coverage of emergency services.

On September 30, 2021, the Agencies released the interim final rule “Requirements Related to Surprise Billing; Part II” (“Part II”), which addresses (i) the independent dispute resolution process that providers and plans may use to adjudicate any outstanding reimbursement disputes, (ii) the good-faith cost estimates providers must share with uninsured or self‑pay patients for scheduled services, (iii) a process to resolve any disputes between uninsured/self‑pay patients and providers about the cost estimates, and (iv) an external review process as part of the oversight of health plan/issuer compliance with the law and regulations. The Agencies also established a website where an interested party may go to apply to serve as an independent dispute resolution entity and where providers and plans may initiate the process. While the provisions in Part I and Part II generally go into effect on January 1, 2022, the Agencies will accept stakeholder comments for 60 days. At this time, we are unable to assess the effect that the NSA or regulations relating to the NSA might have on our business, financial position, results of operations or cash flows.

UNINSURED PATIENTS
Uninsured patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant number of our uninsured patients are admitted through our hospitals’ emergency departments and often require high‑acuity treatment that is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts.

Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both September 30, 2021 and December 31, 2020, approximately 4% of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

Conifer has performed systematic analyses to focus our attention on the drivers of bad debt expense for each hospital. While emergency department use is the primary contributor to our implicit price concessions in the aggregate, this is not the case at all hospitals. As a result, we have increased our focus on targeted initiatives that concentrate on non‑emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self‑pay accounts, as well as co‑pay, co‑insurance and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We leverage a statistical‑based collections model that aligns our operational capacity to maximize our collections performance. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

Over the longer term, several other initiatives we have previously announced should also help address the challenges associated with serving uninsured patients. For example, our Compact with Uninsured Patients (“Compact”) is designed to offer managed care‑style discounts to certain uninsured patients, which enables us to offer lower rates to those patients who historically had been charged standard gross charges. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self‑pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for self‑pay accounts and other factors that affect the estimation process.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Estimated costs for:
Uninsured patients	$181	$165	$507	$466
Charity care patients	25	30	74	113
Total	$206	$195	$581	$579

RESULTS OF OPERATIONS
The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2021 and 2020. We present metrics as a percentage of net operating revenues because a significant portion of our costs are variable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net operating revenues:
Hospital Operations	$4,030	$3,803	$12,072	$10,725
Ambulatory Care	666	565	1,976	1,423
Conifer	314	325	943	962
Inter-segment eliminations	(116)	(136)	(362)	(385)
Net operating revenues	4,894	4,557	14,629	12,725
Grant income	3	(66)	53	445
Equity in earnings of unconsolidated affiliates	45	44	141	103
Operating expenses:
Salaries, wages and benefits	2,209	2,142	6,690	6,193
Supplies	827	784	2,490	2,158
Other operating expenses, net	1,051	1,058	3,177	3,054
Depreciation and amortization	209	215	654	624
Impairment and restructuring charges, and acquisition-related costs	15	57	55	166
Litigation and investigation costs	29	9	64	13
Net gains on sales, consolidation and deconsolidation of facilities	(412)	(1)	(427)	(4)
Operating income	$1,014	$271	$2,120	$1,069

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	0.1%	(1.4)%	0.4%	3.5%
Equity in earnings of unconsolidated affiliates	0.9%	1.0%	1.0%	0.8%
Operating expenses:
Salaries, wages and benefits	45.1%	47.1%	45.8%	48.6%
Supplies	16.9%	17.2%	17.0%	17.0%
Other operating expenses, net	21.5%	23.2%	21.7%	24.0%
Depreciation and amortization	4.3%	4.7%	4.5%	4.9%
Impairment and restructuring charges, and acquisition-related costs	0.3%	1.3%	0.4%	1.3%
Litigation and investigation costs	0.6%	0.2%	0.4%	0.1%
Net gains on sales, consolidation and deconsolidation of facilities	(8.4)%	—%	(2.9)%	—%
Operating income	20.7%	5.9%	14.5%	8.4%

Total net operating revenues increased by $337 million and $1.904 billion, or 7.4% and 15.0%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. Hospital Operations net operating revenues net of inter‑segment eliminations increased by $247 million and $1.370 billion, or 6.7% and 13.2%, for the three and nine months ended September 30, 2021, respectively, compared to the same three and nine‑month periods in 2020. These increases were primarily due to increased patient volumes on a same‑hospital basis, high patient acuity, favorable payer mix and negotiated commercial rate increases, partially offset by the loss of revenues from the five Miami‑area hospitals and certain related operations we sold in August 2021. Our Hospital Operations segment also recognized income from federal, state and local grants totaling $2 million and $30 million during the three and nine months ended September 30, 2021, respectively, which was not included in net operating revenues.

Ambulatory Care net operating revenues increased by $101 million and $553 million, or 17.9% and 38.9%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. The change in 2021 revenues for the three‑month period was driven by an increase in same‑facility net operating revenues of $27 million due primarily to higher surgical patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases, as well as an increase from acquisitions of $124 million. These increases were partially offset by a decrease of $50 million due primarily to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment. The change in 2021 revenues for the nine‑month period was driven by an increase in same‑facility net operating revenues of $271 million due primarily to higher surgical patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases, as well as an increase from acquisitions of $365 million. These increases were partially offset by a decrease of $83 million due to the sale of our urgent care centers, the transfer of imaging centers to the Hospital Operations segment and the deconsolidation of a facility. Our Ambulatory Care segment also recognized income from federal grants totaling $1 million and $23 million during the three and nine months ended September 30, 2021, respectively, which was not included in net operating revenues.

Conifer’s total net operating revenues decreased by $11 million and $19 million, or 3.4% and 2.0%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. The decrease in both the three and nine‑month periods was due to the revised terms in the Amended RCM Agreement, partially offset by volume recovery by its clients. The portion of Conifer’s revenues from third‑party customers, which revenues are not eliminated in consolidation, increased $9 million and $4 million, or 4.8% and 0.7%, for the three and nine months ended September 30, 2021, respectively, compared to the same three and nine‑month periods in 2020. These increases were primarily driven by the transition of the five Miami‑area hospitals sold in August 2021 to a third‑party customer and new business expansion, partially offset by expected client attrition.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations segment is presented on a same‑hospital basis, which includes the results of our same 60 hospitals operated throughout the three and nine months ended September 30, 2021 and 2020 and excludes five Miami‑area hospitals and certain related operations we sold in August 2021. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Selected Operating Expenses	2021	2020		2021	2020
Hospital Operations — Same-Hospital:
Salaries, wages and benefits	$1,827	$1,697	7.7%	$5,397	$4,902	10.1%
Supplies	638	613	4.1%	1,885	1,722	9.5%
Other operating expenses	850	818	3.9%	2,513	2,384	5.4%
Total	$3,315	$3,128	6.0%	$9,795	$9,008	8.7%
Ambulatory Care:
Salaries, wages and benefits	$169	$157	7.6%	$512	$438	16.9%
Supplies	170	128	32.8%	496	319	55.5%
Other operating expenses	97	97	—%	295	258	14.3%
Total	$436	$382	14.1%	$1,303	$1,015	28.4%
Conifer:
Salaries, wages and benefits	$168	$167	0.6%	$508	$511	(0.6)%
Supplies	1	—	N/A	3	2	50.0%
Other operating expenses	60	62	(3.2)%	171	193	(11.4)%
Total	$229	$229	—%	$682	$706	(3.4)%
Rent/lease expense(1):
Hospital Operations	$69	$66	4.5%	$210	$188	11.7%
Ambulatory Care	24	24	—%	75	67	11.9%
Conifer	2	3	(33.3)%	8	9	(11.1)%
Total	$95	$93	2.2%	$293	$264	11.0%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT
Our operations are reported in three segments:

•Hospital Operations, which is comprised of acute care and specialty hospitals, ancillary outpatient facilities, micro‑hospitals, imaging centers, physician practices, and other care sites and clinics;

•Our Ambulatory Care segment is comprised of USPI’s ambulatory surgery centers and surgical hospitals; and

•Conifer, which provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients.

Hospital Operations Segment
The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated, which includes the results of our same 60 hospitals operated throughout the three and nine months ended September 30, 2021 and 2020 and excludes the five Miami‑area hospitals we sold in August 2021. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented. We present certain metrics on a per‑adjusted‑patient‑admission and per‑adjusted‑patient‑day basis to show trends other than volume. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2021	2020			2021	2020
Number of hospitals (at end of period)	60	60	—	(1)	60	60	—	(1)
Total admissions	140,491	136,895	2.6%		413,942	409,382	1.1%
Adjusted patient admissions(2)	248,798	238,372	4.4%		732,540	709,736	3.2%
Paying admissions (excludes charity and uninsured)	132,614	129,350	2.5%		391,432	386,552	1.3%
Charity and uninsured admissions	7,877	7,545	4.4%		22,510	22,830	(1.4)%
Admissions through emergency department	106,217	99,966	6.3%		309,681	295,582	4.8%
Paying admissions as a percentage of total admissions	94.4%	94.5%	(0.1)%	(1)	94.6%	94.4%	0.2%	(1)
Charity and uninsured admissions as a percentage of total admissions	5.6%	5.5%	0.1%	(1)	5.4%	5.6%	(0.2)%	(1)
Emergency department admissions as a percentage of total admissions	75.6%	73.0%	2.6%	(1)	74.8%	72.2%	2.6%	(1)
Surgeries — inpatient	35,535	37,009	(4.0)%		106,994	108,272	(1.2)%
Surgeries — outpatient	54,119	51,785	4.5%		161,982	139,031	16.5%
Total surgeries	89,654	88,794	1.0%		268,976	247,303	8.8%
Patient days — total	748,012	710,369	5.3%		2,174,982	2,072,369	5.0%
Adjusted patient days(2)	1,301,989	1,198,744	8.6%		3,762,149	3,481,388	8.1%
Average length of stay (days)	5.32	5.19	2.5%		5.25	5.06	3.8%
Licensed beds (at end of period)	15,399	15,467	(0.4)%		15,399	15,467	(0.4)%
Average licensed beds	15,399	15,467	(0.4)%		15,401	15,451	(0.3)%
Utilization of licensed beds(3)	52.8%	49.9%	2.9%	(1)	51.7%	49.0%	2.7%	(1)

(1)	The change is the difference between the 2021 and 2020 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Outpatient Visits	2021	2020			2021	2020
Total visits	1,360,953	1,180,516	15.3%		4,008,056	3,392,446	18.1%
Paying visits (excludes charity and uninsured)	1,265,603	1,105,627	14.5%		3,736,175	3,153,510	18.5%
Charity and uninsured visits	95,350	74,889	27.3%		271,881	238,936	13.8%
Emergency department visits	567,260	438,772	29.3%		1,502,651	1,406,380	6.8%
Surgery visits	54,119	51,785	4.5%		161,982	139,031	16.5%
Paying visits as a percentage of total visits	93.0%	93.7%	(0.7)%	(1)	93.2%	93.0%	0.2%	(1)
Charity and uninsured visits as a percentage of total visits	7.0%	6.3%	0.7%	(1)	6.8%	7.0%	(0.2)%	(1)

(1)	The change is the difference between the 2021 and 2020 amounts shown.

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Revenues	2021	2020		2021	2020
Total segment net operating revenues(1)	$3,799	$3,399	11.8%	$11,050	$9,615	14.9%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues(1)(2)	$3,599	$3,246	10.9%	$10,498	$9,170	14.5%
Net patient service revenue per adjusted patient admission(1)(2)	$14,466	$13,617	6.2%	$14,331	$12,920	10.9%
Net patient service revenue per adjusted patient day(1)(2)	$2,764	$2,708	2.1%	$2,790	$2,634	5.9%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Total Segment Selected Operating Expenses	2021	2020			2021	2020
Salaries, wages and benefits as a percentage of net operating revenues	48.1%	49.9%	(1.8)%	(1)	48.8%	51.0%	(2.2)%	(1)
Supplies as a percentage of net operating revenues	16.8%	18.0%	(1.2)%	(1)	17.1%	17.9%	(0.8)%	(1)
Other operating expenses as a percentage of net operating revenues	22.4%	24.1%	(1.7)%	(1)	22.7%	24.8%	(2.1)%	(1)

(1)	The change is the difference between the 2021 and 2020 amounts shown.

Revenues
Same‑hospital net operating revenues increased $400 million, or 11.8%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to higher patient volumes, high patient acuity, favorable payer mix and negotiated commercial rate increases. Our Hospital Operations segment also recognized net grant income totaling $2 million and $(57) million from federal, state and local grants in the three months ended September 30, 2021 and 2020, respectively, which is not included in net operating revenues. During the 2020 period, we recognized a reduction of grant income to comply with revised grant guidelines HHS published in September 2020. Same‑hospital admissions and outpatient visits increased 2.6% and 15.3%, respectively, in the three months ended September 30, 2021 compared to the same period in 2020.

Same‑hospital net operating revenues increased $1.435 billion, or 14.9%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to higher patient volumes, high patient acuity, favorable payer mix and negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income from federal, state and local grants totaling $30 million and $417 million in the nine months ended September 30, 2021 and 2020, respectively, which is not included in net operating revenues. Same‑hospital admissions and outpatient visits increased 1.1% and 18.1%, respectively, in the nine months ended September 30, 2021 compared to the same period in 2020.

The following table shows the consolidated net accounts receivable by payer at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Medicare	$150	$152
Medicaid	53	49
Net cost report settlements receivable and valuation allowances	44	34
Managed care	1,607	1,567
Self-pay uninsured	22	32
Self-pay balance after insurance	72	74
Estimated future recoveries	139	156
Other payers	341	318
Total Hospital Operations	2,428	2,382
Ambulatory Care	313	307
Total discontinued operations	1	1
Accounts receivable, net	$2,742	$2,690

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At September 30, 2021, our Hospital Operations segment collection rate on self‑pay accounts was approximately 25.6%. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at September 30, 2021, a 10% decrease or increase in our self‑pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which have been affected by the COVID‑19 pandemic, continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 96.7% at September 30, 2021.

We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.384 billion and $2.348 billion at September 30, 2021 and December 31, 2020, respectively, excluding cost report settlements receivable and valuation allowances of $44 million and $34 million, respectively, at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	92%	48%	57%	23%	51%
61-120 days	4%	24%	16%	14%	15%
121-180 days	2%	11%	9%	9%	9%
Over 180 days	2%	17%	18%	54%	25%
Total	100%	100%	100%	100%	100%

	December 31, 2020
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	33%	58%	24%	52%
61-120 days	5%	31%	15%	13%	14%
121-180 days	2%	14%	8%	8%	8%
Over 180 days	2%	22%	19%	55%	26%
Total	100%	100%	100%	100%	100%

Conifer continues to implement revenue cycle initiatives to improve our cash flow. These initiatives are focused on standardizing and improving patient access processes, including pre‑registration, registration, verification of eligibility and benefits, liability identification and collections at point‑of‑service, and financial counseling. These initiatives are intended to reduce denials, improve service levels to patients and increase the quality of accounts that end up in accounts receivable. Although we continue to focus on improving our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

At September 30, 2021, we had a cumulative total of patient account assignments to Conifer of $1.952 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, net of appropriate implicit price concessions. Based on recent trends, approximately 97% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid.

The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at September 30, 2021 and December 31, 2020 by aging category:

	September 30, 2021	December 31, 2020
0-60 days	$76	$91
61-120 days	12	24
121-180 days	5	6
Over 180 days	6	6
Total	$99	$127

Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits increased $130 million, or 7.7%, in the three months ended September 30, 2021 compared to the same period in 2020. This change was primarily attributable to increased contract labor costs, increased overtime expense, annual merit increases for certain of our employees and a greater number of employed physicians. This increase was partially mitigated by our continued focus on cost‑reduction measures and corporate efficiencies. Same‑hospital salaries, wages and benefits as a percentage of net operating revenues decreased by 180 basis points to 48.1% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the growth of our net operating revenues and our focus on strategic cost reduction measures and corporate efficiencies. Salaries, wages and benefits expense for the three months ended September 30, 2021 and 2020 included stock‑based compensation expense of $9 million and $7 million, respectively.

Same‑hospital salaries, wages and benefits increased $495 million, or 10.1%, in the nine months ended September 30, 2021 compared to the same period in 2020. This increase was primarily attributable to the same factors that impacted the three‑month period ended September 30, 2021 and higher incentive compensation. Same‑hospital salaries, wages and benefits as a percentage of net operating revenues decreased by 220 basis points to 48.8% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the same factors that impacted the three‑month period ended September 30, 2021. Salaries, wages and benefits expense for the nine months ended September 30, 2021 and 2020 included stock‑based compensation expense of $31 million and $22 million, respectively.

Supplies
Same‑hospital supplies expense increased $25 million, or 4.1%, in the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to higher patient volumes, the increased cost of certain supplies as a result of the COVID‑19 pandemic and growth in our higher‑acuity, supply‑intensive surgical services. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 120 basis points to 16.8% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the growth of our net operating revenues and our focus on strategic cost reduction measures.

Same‑hospital supplies expense increased $163 million, or 9.5%, in the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to the same factors that impacted the three‑month period ended September 30, 2021. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 80 basis points to 17.1% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the same factors that impacted the three‑month period ended September 30, 2021.

We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost‑reduction focus include PPE, cardiac stents and pacemakers, orthopedics, implants, and high‑cost pharmaceuticals.

Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $32 million, or 3.9%, in the three months ended September 30, 2021 compared to the same period in 2020. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 170 basis points to 22.4% for the three months ended September 30, 2021 compared to 24.1% for the three months ended September 30, 2020, primarily due to the growth of our net operating revenues and our focus on strategic cost reduction measures and corporate efficiencies. The changes in other operating expenses included:

•increased software costs of $11 million; and

•increased malpractice expense of $10 million.

Same‑hospital other operating expenses increased by $129 million, or 5.4%, in the nine months ended September 30, 2021 compared to the same period in 2020. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 210 basis points to 22.7% in the nine months ended September 30, 2021 compared to 24.8% for the nine months ended September 30, 2020, primarily due to the same factors that impacted the three‑month period. The changes in other operating expenses included:

•increased malpractice expense of $48 million;

•increased software costs of $42 million;

•increased rent and lease expense of $22 million;

•increased collection fees of $18 million;

•increased repair and maintenance costs of $15 million; and

•a gain on sale and leaseback of a medical office building of $12 million, which is classified as a reduction of other operating expenses, net.

Ambulatory Care Segment
Our Ambulatory Care segment is comprised of USPI’s ambulatory surgery centers and surgical hospitals. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. USPI operates facilities on a day‑to‑day basis through management services contracts. Our sources of earnings from each facility consist of:

•management and administrative services revenues, computed as a percentage of each facility’s net revenues (often net of implicit price concessions); and

•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.

Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (110 of 342 facilities at September 30, 2021), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 232 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

For unconsolidated affiliates, our statements of operations reflect our earnings in two line items:

•equity in earnings of unconsolidated affiliates—our share of the net income (loss) of each facility, which is based on the facility’s net income (loss) and the percentage of the facility’s outstanding equity interests owned by USPI; and

•management and administrative services revenues, which is included in our net operating revenues—income we earn in exchange for managing the day‑to‑day operations of each facility, usually quantified as a percentage of each facility’s net revenues less implicit price concessions.

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

Results of Operations
The following table summarizes certain statement of operations items for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Ambulatory Care Results of Operations	2021	2020		2021	2020
Net operating revenues	$666	$565	17.9%	$1,976	$1,423	38.9%
Grant income	$1	$(9)	111.1%	$23	$28	(17.9)%
Equity in earnings of unconsolidated affiliates	$43	$41	4.9%	$130	$102	27.5%
Salaries, wages and benefits	$169	$157	7.6%	$512	$438	16.9%
Supplies	$170	$128	32.8%	$496	$319	55.5%
Other operating expenses, net	$97	$97	—%	$295	$258	14.3%

Revenues
Our Ambulatory Care net operating revenues increased by $101 million, or 17.9%, during the three months ended September 30, 2021 compared to the same period in 2020. The change was driven by an increase from acquisitions of $124 million, as well as an increase in same‑facility net operating revenues of $27 million due primarily to higher surgical patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases. These increases were partially offset by a decrease of $50 million due primarily to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Our Ambulatory Care segment also recognized net grant income from federal grants totaling $1 million and $(9) million during the three months ended September 30, 2021 and 2020, respectively, which is not included in net operating revenues. During the 2020 period, we recognized a reduction of grant income to comply with revised grant guidelines HHS published in September 2020.

Our Ambulatory Care net operating revenues increased by $553 million, or 38.9%, during the nine months ended September 30, 2021 compared to the same period in 2020. The change was driven by an increase from acquisitions of $365 million, as well as an increase in same‑facility net operating revenues of $271 million due primarily to higher surgical patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases. These increases were partially offset by a decrease of $83 million due primarily to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Our Ambulatory Care segment also recognized grant income from federal grants totaling $23 million and $28 million during the nine months ended September 30, 2021 and 2020, respectively, which is not included in net operating revenues.

Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $12 million, or 7.6%, during the three months ended September 30, 2021 compared to the same period in 2020. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $22 million, as well as an increase in same‑facility salaries, wages and benefits expense of $13 million due primarily to higher surgical patient volumes, partially offset by a decrease of $23 million due primarily to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Salaries, wages and benefits expense for three months ended September 30, 2021 and 2020 included stock‑based compensation expense of $3 million and $4 million, respectively.

Salaries, wages and benefits expense increased by $74 million, or 16.9%, during the nine months ended September 30, 2021 compared to the same period in 2020. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $63 million, an increase in same‑facility salaries, wages and benefits expense of $44 million due primarily to higher surgical patient volumes, partially offset by a decrease of $33 million due to the sale of our urgent care centers, the transfer of imaging centers to the Hospital Operations segment and the deconsolidation of a facility. Salaries, wages and benefits expense for nine months ended September 30, 2021 and 2020 included stock‑based compensation expense of $9 million and $14 million, respectively.

Supplies
Supplies expense increased by $42 million, or 32.8%, during the three months ended September 30, 2021 compared to the same period in 2020. The change was driven by an increase from acquisitions of $39 million, as well as an increase in same‑facility supplies expense of $5 million due primarily to an increase in surgical cases at our consolidated centers, higher costs driven by the higher level of patient acuity, and higher pricing of certain supplies as a result of the COVID‑19 pandemic, partially offset by a decrease of $2 million due to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment.

Supplies expense increased by $177 million, or 55.5%, during the nine months ended September 30, 2021 compared to the same period in 2020. The change was driven by an increase from acquisitions of $113 million, as well as an increase in same‑facility supplies expense of $70 million due primarily to an increase in surgical cases at our consolidated centers, higher costs driven by the higher level of patient acuity, and higher pricing of certain supplies as a result of the COVID‑19 pandemic, partially offset by a decrease of $6 million due to the sale of our urgent care centers, the transfer of imaging centers to the Hospital Operations segment and the deconsolidation of a facility.

Other Operating Expenses, Net
Other operating expenses during the three months ended September 30, 2021 were consistent with the same period in 2020. The expense included an increase from acquisitions of $14 million, offset by a decrease of $14 million due to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment.

Other operating expenses increased by $37 million, or 14.3%, during the nine months ended September 30, 2021 compared to the same period in 2020. The change was driven by an increase from acquisitions of $40 million, as well as an increase in same‑facility other operating expenses of $21 million, partially offset by a decrease of $24 million due to the sale of our urgent care centers and the transfer of imaging centers to the Hospital Operations segment.

Facility Growth
The following table summarizes the changes in our same‑facility revenue year‑over‑year on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities. While we do not record the revenues of unconsolidated facilities, we believe this information is important in understanding the financial performance of our Ambulatory Care segment because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates.

Ambulatory Care Facility Growth	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net revenues	4.2%	17.4%
Cases	6.8%	20.4%
Net revenue per case	(2.5)%	(2.5)%

Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not‑for‑profit health system partner. Accordingly, as of September 30, 2021, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Nine Months Ended September 30, 2021
Facilities:
With a health system partner	192
Without a health system partner	150
Total facilities operated	342

Change from December 31, 2020:
Acquisitions	8
De novo	3
Dispositions/Mergers	(65)
Total decrease in number of facilities operated	(54)

During the nine months ended September 30, 2021, we acquired controlling interests in four ambulatory surgery centers in Maryland, two in Georgia and one in Florida. We paid cash totaling approximately $63 million for these acquisitions. Other than the ambulatory surgery center located in Florida, all of the facilities acquired are jointly owned with physicians. The Florida facility is jointly owned with a health system partner and physicians. During the nine months ended September 30, 2021, we transferred all 24 imaging centers held in our Ambulatory Care segment to our Hospital Operations segment. We also divested 40 urgent care centers during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, we acquired noncontrolling interests in one ambulatory surgery center in New Mexico. We paid cash totaling approximately $1 million for this acquisition, which is jointly owned with physicians and a hospital partner. Also during the nine months ended September 30, 2021, we sold a portion of our ownership in two ambulatory surgery centers in which we previously had a controlling interest to a health system for approximately $12 million, resulting in the deconsolidation of these facilities.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ambulatory surgery centers and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the nine months ended September 30, 2021, we invested approximately $13 million in such transactions.

Conifer Segment
Revenues
Our Conifer segment generated net operating revenues of $314 million and $325 million during the three months ended September 30, 2021 and 2020, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. The decline in Conifer’s net operating revenues of $11 million, or 3.4%, was primarily due to the revised terms in the Amended RCM Agreement, partially offset by client volume improvement in the 2021 period compared to the 2020 period, as well as new business expansion. Conifer revenues from third‑party customers, which revenues are not eliminated in consolidation, increased $9 million, or 4.8%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily attributable to the transition of the five Miami‑area hospitals and certain related operations sold in August 2021 to a third‑party customer and new business expansion.

Our Conifer segment generated net operating revenues of $943 million and $962 million during the nine months ended September 30, 2021 and 2020, respectively. The decline in Conifer’s net operating revenues of $19 million, or 2.0%, was primarily due to the same factors that impacted the three‑month period. Conifer revenues from third‑party customers, which revenues are not eliminated in consolidation, increased $4 million, or 0.7%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by the transition of the five Miami‑area hospitals sold in August 2021 to a third‑party customer and new business expansion, partially offset by expected client attrition.

The Amended RCM Agreement updates certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. Conifer’s contract with Tenet represented 38.4% of the net operating revenues Conifer recognized in the nine months ended September 30, 2021.

Salaries, Wages and Benefits
Salaries, wages and benefits expense for Conifer increased $1 million, or 0.6%, in the three months ended September 30, 2021 compared to the same period in 2020, and decreased $3 million, or 0.6%, in the nine months ended September 30, 2021 compared to the same period in 2020. Salaries, wages and benefits expense included stock‑based compensation expense of $1 million and zero in the three‑month periods ended September 30, 2021 and 2020, respectively, and $3 million and $2 million in the nine‑month periods ended September 30, 2021 and 2020, respectively.

Other Operating Expenses, Net
Other operating expenses for Conifer decreased $2 million, or 3.2%, in the three months ended September 30, 2021 compared to the same period in 2020. Other operating expenses for Conifer decreased $22 million, or 11.4%, in the nine months ended September 30, 2021 compared to the same period in 2020.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
During the three months ended September 30, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $15 million, consisting of $14 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $3 million of employee severance costs, $4 million related to the transition of various administrative functions to our GBC and $7 million of other restructuring costs. Acquisition‑related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition‑related costs for the three months ended September 30, 2021 were comprised of $11 million from our Hospital Operations segment, $1 million from our Ambulatory Care segment and $3 million from our Conifer segment.

During the three months ended September 30, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $57 million, consisting of $52 million of restructuring charges, $3 million of impairment charges and $2 million acquisition‑related costs. Restructuring charges consisted of $16 million of employee severance costs, $15 million related to the transition of various administrative functions to our GBC, $14 million of contract and lease termination fees, and $7 million of other restructuring costs. Acquisition‑related costs consisted of $2 million of transaction costs. Our impairment and restructuring charges and acquisition‑related costs for the three months ended September 30, 2020 were comprised of $44 million from our Hospital Operations segment, $2 million from our Ambulatory Care segment and $11 million from our Conifer segment.

During the nine months ended September 30, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $55 million, consisting of $48 million of restructuring charges, $1 million of impairment charges and $6 million of acquisition-related costs. Restructuring charges consisted of $13 million of employee severance costs, $16 million related to the transition of various administrative functions to our GBC and $19 million of other restructuring costs. Acquisition‑related costs consisted of $6 million of transaction costs. Our impairment and restructuring charges and acquisition‑related costs for the nine months ended September 30, 2021 were comprised of $31 million from our Hospital Operations segment, $9 million from our Ambulatory Care segment and $15 million from our Conifer segment.

During the nine months ended September 30, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $166 million, consisting of $155 million of restructuring charges, $8 million of impairment charges and $3 million of acquisition‑related costs. Restructuring charges consisted of $53 million of employee severance costs,

$40 million related to the transition of various administrative functions to our GBC, $23 million of charges due to the termination of USPI’s previous management equity plan, $15 million of contract and lease termination fees, and $24 million of other restructuring costs. Acquisition‑related costs consisted of $3 million of transaction costs. Our impairment and restructuring charges and acquisition‑related costs for the nine months ended September 30, 2020 were comprised of $94 million from our Hospital Operations segment, $33 million from our Ambulatory Care segment and $39 million from our Conifer segment.

Litigation and Investigation Costs
Litigation and investigation costs for the three months ended September 30, 2021 and 2020 were $29 million and $9 million, respectively. Litigation and investigation costs for the nine months ended September 30, 2021 and 2020 were $64 million and $13 million, respectively. In all periods, these amounts are primarily related to costs associated with significant legal proceedings and governmental investigations.

Net Gains on Sales, Consolidation and Deconsolidation of Facilities
During the three months ended September 30, 2021, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $412 million, primarily comprised of a gain of $409 million related to the sale of five Miami‑area hospitals and certain related operations in August 2021.

During the three months ended September 30, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $1 million, primarily related to consolidation changes of certain USPI businesses due to ownership changes.

During the nine months ended September 30, 2021, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $427 million, primarily comprised of a gain of $409 million related to the sale of five Miami‑area hospitals in August 2021, a gain of $14 million related to the sale of the majority of our urgent care centers in April 2021 and net gains of $4 million related to other activity.

During the nine months ended September 30, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $4 million, primarily comprised of gains of $12 million related to consolidation changes of certain USPI businesses due to ownership changes, partially offset by a loss of $5 million related to post‑closing adjustments on the 2019 sale of three of our hospitals in the Chicago area and a loss of $3 million related to post‑closing adjustments on the 2018 sale of MacNeal Hospital.

Interest Expense
Interest expense for the three months ended September 30, 2021 was $227 million compared to $263 million for the same period in 2020. Interest expense for the nine months ended September 30, 2021 was $702 million compared to $761 million for the same period in 2020.

Loss from Early Extinguishment of Debt
Loss from early extinguishment of debt was $20 million and $74 million for the three and nine months ended September 30, 2021, respectively. The loss in the three months ended September 30, 2021 related to the redemption of our 2024 Senior Secured First Lien Notes in advance of their maturity date. The loss in the nine‑month period included the loss from the redemption of our 2024 Senior Secured First Lien Notes, as well as losses incurred from the redemption of our 5.125% senior secured second lien notes due 2025 (the “2025 Senior Secured Second Lien Notes”) in June 2021 and the retirement of our 7.000% senior unsecured notes due 2025 (“2025 Senior Unsecured Notes”) in March 2021, both in advance of their respective maturity dates. See Note 6 to the accompanying Condensed Consolidated Financial Statements for additional information.

Loss from early extinguishment of debt was $312 million and $316 million for the three and nine months ended September 30, 2020, respectively. The loss in the three‑month period related to the redemption of $2.665 billion aggregate principal amount then outstanding of our 8.125% senior unsecured notes due 2022 (“2022 Senior Notes”) in advance of their maturity date in the three months ended September 30, 2020. The loss in the nine months ended September 30, 2020 included the loss from the redemption of our 2022 Senior Notes, as well as a loss of $8 million related to the purchase of $135 million aggregate principal amount of the then outstanding 2022 Senior Notes in June 2020, partially offset by $4 million of gains on the extinguishment of mortgage notes.

Income Tax Expense
During the three months ended September 30, 2021, we recorded income tax expense of $197 million in continuing operations on pre-tax income of $774 million compared to an income tax benefit of $197 million on a pre-tax loss of $304 million during the three months ended September 30, 2020. During the nine months ended September 30, 2021, we recorded income tax expense of $303 million in continuing operations on pre-tax income of $1.360 billion compared to an income tax benefit of $227 million on a pre-tax loss of $5 million during the nine months ended September 30, 2020.

The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tax expense (benefit) at statutory federal rate of 21%	$163	$(64)	$286	$(1)
State income taxes, net of federal income tax benefit	29	(6)	56	9
Tax benefit attributable to noncontrolling interests	(26)	(18)	(79)	(48)
Nondeductible goodwill	28	—	35	—
Nontaxable gains	—	—	—	3
Stock-based compensation	(1)	1	(4)	1
Change in valuation allowance	—	(113)	—	(201)
Other items	4	3	9	10
Income tax expense (benefit)	$197	$(197)	$303	$(227)

Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $129 million for the three months ended September 30, 2021 compared to $90 million for the three months ended September 30, 2020. Net income available to noncontrolling interests for the 2021 period was comprised of $9 million related to our Hospital Operations segment, $101 million related to our Ambulatory Care segment and $19 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $5 million related to the minority interests in USPI.

Net income available to noncontrolling interests was $392 million for the nine months ended September 30, 2021 compared to $237 million for the nine months ended September 30, 2020. Net income available to noncontrolling interests for the nine months ended September 30, 2021 was comprised of $34 million related to our Hospital Operations segment, $306 million related to our Ambulatory Care segment and $52 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $14 million related to the minority interests in USPI.

ADDITIONAL SUPPLEMENTAL NON-GAAP DISCLOSURES
The financial information provided throughout this report, including our Condensed Consolidated Financial Statements and the notes thereto, has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we use certain non‑GAAP financial measures defined below in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements, some of which are recurring or involve cash payments. We use this information in our analysis of the performance of our business, excluding items we do not consider relevant to the performance of our continuing operations. In addition, we use these measures to define certain performance targets under our compensation programs.

“Adjusted EBITDA” is a non‑GAAP measure we define as net income available (loss attributable) to Tenet Healthcare Corporation common shareholders before (1) the cumulative effect of changes in accounting principle, (2) net loss attributable (income available) to noncontrolling interests, (3) income (loss) from discontinued operations, net of tax, (4) income tax benefit (expense), (5) gain (loss) from early extinguishment of debt, (6) other non‑operating income (expense), net, (7) interest expense, (8) litigation and investigation (costs) benefit, net of insurance recoveries, (9) net gains (losses) on sales, consolidation and deconsolidation of facilities, (10) impairment and restructuring charges and acquisition‑related costs, (11) depreciation and amortization, and (12) income (loss) from divested and closed businesses (i.e., health plan businesses). Litigation and investigation costs do not include ordinary course of business malpractice and other litigation and related expense.

We believe the foregoing non‑GAAP measure is useful to investors and analysts because it presents additional information about our financial performance. Investors, analysts, company management and our board of directors utilize this non‑GAAP measure, in addition to GAAP measures, to track our financial and operating performance and compare that performance to peer companies, which utilize similar non‑GAAP measures in their presentations. The human resources committee of our board of directors also uses certain non‑GAAP measures to evaluate management’s performance for the purpose of determining incentive compensation. We believe that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to GAAP and other non‑GAAP measures, as factors in determining the estimated fair value of shares of our common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. We do not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. The non‑GAAP Adjusted EBITDA measure we utilize may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The following table shows the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$449	$(196)	$665	$(15)
Less: Net income available to noncontrolling interests	(129)	(90)	(392)	(237)
Income from discontinued operations, net of tax	1	1	—	—
Income (loss) from continuing operations	577	(107)	1,057	222
Income tax benefit (expense)	(197)	197	(303)	227
Loss from early extinguishment of debt	(20)	(312)	(74)	(316)
Other non-operating income, net	7	—	16	3
Interest expense	(227)	(263)	(702)	(761)
Operating income	1,014	271	2,120	1,069
Litigation and investigation costs	(29)	(9)	(64)	(13)
Net gains on sales, consolidation and deconsolidation of facilities	412	1	427	4
Impairment and restructuring charges, and acquisition-related costs	(15)	(57)	(55)	(166)
Depreciation and amortization	(209)	(215)	(654)	(624)
Adjusted EBITDA	$855	$551	$2,466	$1,868

Net operating revenues	$4,894	$4,557	$14,629	$12,725

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	9.2%	(4.3)%	4.5%	(0.1)%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	17.5%	12.1%	16.9%	14.7%

LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
There have been no material changes to our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for additional lease obligations and the long‑term debt transactions disclosed in Notes 1 and 6, respectively, to our accompanying Condensed Consolidated Financial Statements.

At September 30, 2021, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.16x, or 3.47x if adjusted to include outstanding obligations arising from cash advances received from Medicare pursuant to COVID‑19 stimulus legislation. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we may seek to retire, purchase, redeem or refinance some of our outstanding debt or issue equity or convertible securities, in each case subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $354 million and $374 million in the nine months ended September 30, 2021 and 2020, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2021 will total approximately $675 million to $725 million, including $93 million that was accrued as a liability at December 31, 2020.

Interest payments, net of capitalized interest, were $664 million and $757 million in the nine months ended September 30, 2021 and 2020, respectively.

Income tax payments, net of tax refunds, were $54 million in the nine months ended September 30, 2021 compared to $10 million in the nine months ended September 30, 2020.

SOURCES AND USES OF CASH
Our liquidity for the nine months ended September 30, 2021 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. During the nine months ended September 30, 2021, we also received supplemental funds from federal, state and local grants provided under COVID‑19 relief legislation. We had $2.292 billion of cash and cash equivalents on hand at September 30, 2021 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.802 billion based on our borrowing base calculation at September 30, 2021.

When operating under normal conditions, our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $1.211 billion in the nine months ended September 30, 2021 compared to $2.961 billion in the nine months ended September 30, 2020. Key factors contributing to the change between the 2021 and 2020 periods include the following:

•An increase in operating income before net losses on sales, consolidation and deconsolidation of facilities; litigation and investigation costs; impairment and restructuring charges and acquisition-related costs; depreciation and amortization; and income recognized from government relief packages of $986 million;

•$326 million of Medicare accelerated payments recouped in the nine months ended September 30, 2021 compared to $1.380 billion of Medicare accelerated payments received in the nine months ended September 30, 2020;

•$38 million of cash received from federal, state and local grants in the 2021 period compared to $848 million received in the 2020 period;

•Lower interest payments of $93 million in the 2021 period;

•A $178 million deferral of our payroll tax match in the 2020 period pursuant to COVID‑19 stimulus legislation;

•Higher income tax payments of $44 million in the 2021 period;

•A decrease of $136 million in payments on reserves for restructuring charges, acquisition‑related costs, and litigation costs and settlements; and

•The timing of other working capital items.

Net cash provided by investing activities was $802 million for the nine months ended September 30, 2021 compared to net cash used of $406 million for the nine months ended September 30, 2020. The 2021 activity included an increase in proceeds from the sale of facilities and other assets of $1.222 billion compared to the 2020 period, primarily related to the sale of the majority of our urgent care centers in April 2021 and the sale of five Miami‑area hospitals and certain related operations in August 2021. Additionally, capital expenditures decreased $20 million in the nine months ended September 30, 2021 compared to the same period in 2020. These inflows were partially offset by a decrease in proceeds from sales of marketable securities, long‑term investments and other assets from $44 million in the nine months ended September 30, 2020, to $18 million in the nine months ended September 30, 2021.

Net cash used in financing activities was $2.167 billion for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $483 million for the nine months ended September 30, 2020. The cash activity in the 2021 period included total payments of $3.183 billion to retire approximately $2.988 billion aggregate principal amount of certain of our senior unsecured and senior secured notes. Additionally, distributions to noncontrolling interests increased from $184 million in the nine months ended September 30, 2020 to $316 million in the nine months ended September 30, 2021. During the nine‑month period of 2021, we also repaid $26 million of Medicare advance payments received by our Ambulatory Care segment’s unconsolidated affiliates compared to $150 million of Medicare advances and stimulus grants received by our unconsolidated affiliates in the 2020 period. In the nine months ended September 30, 2021, we also received proceeds from the issuance of $1.400 billion aggregate principal amount of our 2029 Senior Secured First Lien Notes, partially offset by debt issuance costs of $15 million. Net cash provided by financing activities in the nine months ended September 30, 2020 included proceeds from the issuance of $2.500 billion aggregate principal amount of our 6.125% senior notes due 2028, $700 million aggregate principal amount of our 7.500% senior secured first lien notes due 2025 and $600 million aggregate principal amount of our 4.625% senior secured first lien notes due 2028. These inflows were partially offset by $3.099 billion of payments for the redemption of our 2022 Senior Notes and distributions paid to noncontrolling interests of $184 million in the 2020 period.

We record our equity securities and our debt securities classified as available‑for‑sale at fair market value. The majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic conditions such that they will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—We have a senior secured revolving credit facility that, at September 30, 2021, provided for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. At September 30, 2021, we had no cash borrowings outstanding under the revolving credit facility, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.802 billion was available for borrowing under the revolving credit facility at September 30, 2021. At September 30, 2021, we were in compliance with all covenants and conditions in our senior secured revolving credit facility.

On April 24, 2020, we amended our credit agreement (as amended to date, the “Credit Agreement”) to, among other things, (i) increase the aggregate revolving credit commitments from $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we further amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. See Note 6 to the accompanying Condensed Consolidated Financial Statements for additional information about our Credit Agreement and related amendments.

Letter of Credit Facility—In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to incrementally increase the maximum secured debt covenant from 4.25 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ended March 31, 2021, at which point the maximum ratio began to step down incrementally on a quarterly basis through the quarter ending December 31, 2021. At September 30, 2021, the effective maximum secured debt covenant was 5.00 to 1.00. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At September 30, 2021, we were in compliance with all covenants and conditions in the LC Facility. At September 30, 2021, we had $139 million of standby letters of credit outstanding under the LC Facility.

Senior Unsecured and Senior Secured Notes—On September 10, 2021, we redeemed approximately $1.100 billion of the then outstanding $1.870 billion aggregate principal amount of our 2024 Senior Secured First Lien Notes in advance of their maturity date. We paid $1.113 billion to redeem the notes, which was primarily funded with the proceeds from the sale of five Miami‑area hospitals and certain related operations in August 2021. In connection with the redemption, we recorded a loss from early extinguishment of debt of $20 million in the three months ended September 30, 2021, primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

On June 2, 2021, we issued $1.400 billion aggregate principal amount of our 2029 Senior Secured First Lien Notes. We will pay interest on these notes semi‑annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. The proceeds from the sale of the 2029 Senior Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $1.410 billion aggregate principal amount then outstanding of our 2025 Senior Secured Second Lien Notes in advance of their maturity date for approximately $1.428 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $31 million in the three months ended June 30, 2021, primarily related to the difference between the purchase price and the par value of the 2025 Senior Secured Second Lien Notes, as well as the write‑off of associated unamortized issuance costs.

In March 2021, we retired approximately $478 million aggregate principal amount of our 2025 Senior Unsecured Notes in advance of their maturity date. We paid approximately $495 million from cash on hand to retire the notes. In connection with the retirement, we recorded a loss from early extinguishment of debt of $23 million in the three months ended March 31, 2021, primarily related to the difference between the purchase price and the par value of the notes, as well as the write-off of associated unamortized issuance costs.

For additional information regarding our long-term debt, see Note 6 to the accompanying Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.

LIQUIDITY
Broad economic factors resulting from the COVID‑19 pandemic, including increased unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate have led to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

Throughout the COVID‑19 pandemic, we have taken, and we continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues. These actions included the sale and redemption of various senior unsecured and senior secured notes, which eliminated any significant debt maturities until June 2023 and will reduce our future annual cash interest expense payments. In April 2021, we further amended our Credit Agreement to extend the availability of the Increased Commitments through April 22, 2022. In addition, we have continued to focus on cost‑reduction measures and corporate efficiencies to substantially offset incremental costs, including temporary staffing and premium pay, as well as higher supply costs for PPE. We have also sought to compensate for the COVID‑19 pandemic’s disruption of our patient volumes and mix by growing our services for which demand has been more resilient, including our higher‑acuity service lines, and we expect demand for these higher‑acuity service lines will continue to grow in the future. We believe all of these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID‑19 pandemic.

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day‑to‑day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments, as well as cash disbursements required to respond to the COVID‑19 pandemic. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future may cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement, anticipated future cash provided by our operating activities and possible additional government relief packages should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements and other presently known operating needs.

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

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $278 million of standby letters of credit outstanding and guarantees at September 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at September 30, 2021. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(Dollars in Millions)
Fixed rate long-term debt	$40	$115	$1,950	$1,409	$722	$10,040	$14,276	$14,879
Average effective interest rates	4.1%	4.1%	6.7%	4.6%	7.5%	5.4%	5.6%

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

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report with respect to our operations that existed prior to the acquisition of controlling ownership interests in the SCD Centers by USPI’s subsidiaries in December 2020. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2021 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)
Amended and Restated Employment Agreement between the Company and Ronald A. Rittenmeyer, effective as of September 1, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 3, 2021)*

(b)
Amended and Restated Employment Agreement between the Company and Saumya Sutaria, effective as of September 1, 2021 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 3, 2021)*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: October 29, 2021	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)