Form 10-K
period 2021-12-31
TENET HEALTHCARE CORP
filed 2022-02-18
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021
OR
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

As of June 30, 2021, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $5.4 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day. As of January 31, 2022, there were 107,416,704 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.
ITEM 1. BUSINESS
OVERVIEW
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI”), at December 31, 2021, we operated an expansive care network that included 60 hospitals and 535 other healthcare facilities, including surgical hospitals, ambulatory surgery centers (“ASCs”), imaging centers, off‑campus emergency departments and micro‑hospitals. We also had over 20 ASCs in development at December 31, 2021. In addition, we operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. subsidiary (“Conifer”), which provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients. For financial reporting purposes, our business lines are classified into three separate reportable operating segments – Hospital Operations and other (“Hospital Operations”), Ambulatory Care and Conifer. Additional information about our operating segments is provided below; statistical data for the segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report (“MD&A”).

In 2021, the ongoing COVID‑19 pandemic significantly impacted, and it continues to affect, all three segments of our business, as well as our patients, communities and employees. As a provider of healthcare services, we are acutely affected by the public health and economic effects of the pandemic. Throughout MD&A, we have provided additional information on the impact of the COVID‑19 pandemic on our results of operations, disclosed certain of the steps we have taken, and are continuing to take, in response, and described various legislative actions that have mitigated some of the economic disruption caused by the pandemic on our business. The ultimate extent and scope of the pandemic and its future impact on our business remain unknown. For information about risks and uncertainties related to COVID‑19 that could affect our business, financial condition, results of operations and cash flows, we refer you to the Risk Factors section below.

OPERATIONS
HOSPITAL OPERATIONS SEGMENT
Hospitals, Ancillary Outpatient Facilities and Related Businesses—In 2021, we continued to make investments across our Hospital Operations segment to offer more convenient access to higher‑demand and higher‑acuity clinical service lines in the communities we serve. We also exited service lines, businesses and markets that we believe are no longer a core part of our long‑term growth strategy. In April 2021, we divested the majority of our urgent care centers and, in August 2021, we sold five Miami‑area hospitals and certain related operations.

At December 31, 2021, our subsidiaries operated 60 hospitals, serving primarily urban and suburban communities in nine states. Our subsidiaries had sole ownership of 52 of these hospitals, six were owned or leased by entities that are, in turn, majority owned by a Tenet subsidiary, and two were owned by third parties and leased by our wholly owned subsidiaries. Our Hospital Operations segment also included 112 outpatient centers at December 31, 2021, the majority of which are provider‑based and freestanding imaging centers, off‑campus hospital emergency departments, provider‑based ASCs and micro‑hospitals. In addition, at December 31, 2021, our subsidiaries owned or leased and operated: a number of medical office buildings, all of which were located on, or nearby, our hospital campuses; over 750 physician practices; several accountable care organizations and clinically integrated networks; and other ancillary healthcare businesses.

Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most have: intensive care, critical care and/or coronary care units; cardiovascular, digestive disease, neurosciences, musculoskeletal and obstetrics services; and outpatient services, including physical therapy. Many of our hospitals provide tertiary care services, such as cardiothoracic surgery, complex spinal surgery, neonatal intensive care and neurosurgery, and some also offer quaternary care in areas such as heart and kidney transplants. Moreover, a number of our hospitals offer advanced treatment options for patients, including limb‑salvaging vascular procedures, acute level 1 trauma services, comprehensive intravascular stroke care, minimally invasive cardiac valve replacement, cutting‑edge imaging technology, and telemedicine access for selected medical specialties.

Each of our hospitals is accredited by The Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and Conditions for Coverage and are eligible to participate in government‑sponsored provider programs, such as the Medicare and Medicaid programs.

The following table lists, by state, the hospitals wholly owned, operated as part of a joint venture, or leased and operated by our wholly owned subsidiaries at December 31, 2021:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Baptist Medical Center(1)	Homewood	595	JV/Owned
Citizens Baptist Medical Center(1)(2)	Talladega	122	JV/Leased
Princeton Baptist Medical Center(1)(2)	Birmingham	505	JV/Leased
Shelby Baptist Medical Center(1)(2)	Alabaster	252	JV/Leased
Walker Baptist Medical Center(1)(2)	Jasper	267	JV/Leased

Arizona
Abrazo Arizona Heart Hospital(3)	Phoenix	59	Owned
Abrazo Arrowhead Campus	Glendale	217	Owned
Abrazo Central Campus	Phoenix	206	Owned
Abrazo Scottsdale Campus	Phoenix	120	Owned
Abrazo West Campus	Goodyear	200	Owned
Holy Cross Hospital(4)	Nogales	25	Owned
St. Joseph’s Hospital	Tucson	486	Owned
St. Mary’s Hospital	Tucson	400	Owned

California
Desert Regional Medical Center(5)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Hi-Desert Medical Center(6)	Joshua Tree	179	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	172	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(7)	San Ramon	123	JV/Owned
Tenet Health Central Coast Sierra Vista Regional Medical Center	San Luis Obispo	162	Owned
Tenet Health Central Coast Twin Cities Community Hospital	Templeton	122	Owned

Florida
Delray Medical Center	Delray Beach	536	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	199	Owned
St. Mary’s Medical Center	West Palm Beach	460	Owned
West Boca Medical Center	Boca Raton	195	Owned

Massachusetts
MetroWest Medical Center – Framingham Union Campus	Framingham	126	Owned
MetroWest Medical Center – Leonard Morse Campus(3)	Natick	103	Owned
Saint Vincent Hospital	Worcester	290	Owned

Hospital	Location	Licensed Beds	Status
Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	273	Owned
Harper University Hospital	Detroit	470	Owned
Huron Valley-Sinai Hospital	Commerce Township	158	Owned
Hutzel Women’s Hospital	Detroit	114	Owned
Rehabilitation Institute of Michigan(3)	Detroit	69	Owned
Sinai-Grace Hospital	Detroit	404	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	109	Owned
Piedmont Medical Center	Rock Hill	300	Owned

Tennessee
Saint Francis Hospital	Memphis	479	Owned
Saint Francis Hospital – Bartlett	Bartlett	196	Owned

Texas
Baptist Medical Center	San Antonio	607	Owned
The Hospitals of Providence East Campus	El Paso	182	Owned
The Hospitals of Providence Memorial Campus	El Paso	480	Owned
The Hospitals of Providence Sierra Campus	El Paso	306	Owned
The Hospitals of Providence Transmountain Campus	El Paso	108	Owned
Mission Trail Baptist Hospital	San Antonio	110	Owned
Nacogdoches Medical Center	Nacogdoches	161	Owned
North Central Baptist Hospital	San Antonio	443	Owned
Northeast Baptist Hospital	San Antonio	347	Owned
Resolute Health Hospital	New Braunfels	128	Owned
St. Luke’s Baptist Hospital	San Antonio	287	Owned
Valley Baptist Medical Center	Harlingen	586	Owned
Valley Baptist Medical Center – Brownsville	Brownsville	240	Owned

Total Licensed Beds		15,379

(1)Operated by a limited liability company formed as part of a joint venture with Baptist Health System, Inc. (“BHS”), a not‑for‑profit health system in Alabama; a Tenet subsidiary owned a 70% interest in the entity at December 31, 2021, and BHS owned a 30% interest.
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
(3)Specialty hospital.
(4)Designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital.
(5)Lease expires in May 2027.
(6)Lease expires in July 2045.
(7)Owned by a limited liability company formed as part of a joint venture with John Muir Health (“JMH”), a not‑for‑profit health system in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the entity at December 31, 2021, and JMH owned a 49% interest.

Information regarding the utilization of licensed beds and other operating statistics at December 31, 2021 and 2020 can be found in MD&A.

At December 31, 2021, our Hospital Operations segment also included 43 imaging centers, 14 off‑campus emergency departments and 10 ASCs operated as departments of our hospitals and under the same license, as well as 45 separately licensed, freestanding outpatient centers – typically at locations complementary to our hospitals – consisting of 26 imaging centers, 15 emergency facilities (14 of which are licensed as micro‑hospitals), two ASCs and two urgent care centers. Approximately half of the outpatient centers in our Hospital Operations segment at December 31, 2021 were in Texas and California, the same states where we had the largest concentrations of licensed hospital beds. Strong concentrations of hospital beds and outpatient centers within market areas may help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental, competitive or other condition (including COVID‑19 surges) occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Accountable Care Organizations and Clinically Integrated Networks—We own, control or operate three accountable care organizations (“ACOs”) and four clinically integrated networks (“CINs”) – in Alabama, Arizona, California, Massachusetts and Texas – and participate in an additional ACO and an additional CIN with other healthcare providers for select markets in Arizona. An ACO is a group of providers and suppliers that work together to redesign delivery processes in an effort to achieve high‑quality and efficient provision of services under contract with CMS. ACOs that achieve quality performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. A CIN coordinates the healthcare needs of the communities served by its network of providers with the purpose of improving the quality and efficiency of healthcare services through collaborative programs, including contracts with managed care payers that create a high degree of interdependence and cooperation among the network providers. Because they promote accountability and coordination of care, ACOs and CINs are intended to produce savings as a result of improved quality and operational efficiencies.

AMBULATORY CARE SEGMENT
Our Ambulatory Care segment is comprised of USPI’s ambulatory surgery centers and surgical hospitals. At December 31, 2021, we owned approximately 95% of USPI, and Baylor University Medical Center (“Baylor”) owned approximately 5%. We continue to focus on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth, construction of new outpatient centers and strategic partnerships. In December 2021, in connection with the closing of a previously announced transaction with Surgical Center Development #3, LLC and Surgical Center Development #4, LLC (“SCD”), subsidiaries of USPI acquired SCD’s ownership interests in 86 musculoskeletal‑focused ASCs, along with other related ambulatory support services. In an effort to attain a majority ownership position in certain of the ASCs to consolidate their financial results, USPI has separately made offers, and continues to make offers in an ongoing process, to acquire a portion of the equity interests from the physician owners; USPI acquired such equity interests in 10 centers prior to the end of 2021. At December 31, 2021, USPI had interests in a total of 399 ASCs and 24 surgical hospitals in 34 states.

Also as previously announced, USPI and SCD’s principals have entered into a joint venture and development agreement under which USPI will have the exclusive option to partner with affiliates of SCD on the future development of a minimum target of 50 de novo ASCs over a period of five years. We believe that these transactions will enable us to continue to sharpen our focus on the growth and expansion of ambulatory surgical services.

Operations of USPI—USPI acquires and develops its facilities primarily through the formation of joint ventures with physicians and health systems. USPI’s subsidiaries hold ownership interests in the facilities directly or indirectly and operate the facilities on a day‑to‑day basis through management services contracts. USPI does not currently have management services contracts for the SCD facilities acquired in December 2021 in which it owns only a minority interest.

We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including increased affordability, predictability and convenience. USPI’s facilities generally provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround times between cases than they could expect in an acute care hospital setting. In addition, we believe many physicians choose to perform surgery in USPI’s facilities because their patients prefer the comfort of a less institutional atmosphere and the expediency of simplified registration and discharge procedures. USPI’s facilities also serve as an alternative point‑of‑service as acute care hospitals manage their capacity during the COVID‑19 pandemic and otherwise.

New surgical techniques and technology, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgery centers and have helped drive growth in outpatient surgery. Improved anesthesia has shortened recovery time by minimizing post‑operative side effects, such as nausea and drowsiness, thereby preventing the need for overnight hospitalization in many cases. In addition, certain complex surgeries, previously performed only in an inpatient setting, are now capable of being performed in a surgery center.

In addition to these technological and clinical advancements, a changing payer environment has contributed to the growth of outpatient surgery relative to all surgery performed. Government programs, private insurance companies, managed care organizations and self‑insured employers have implemented cost‑containment measures to limit increases in healthcare expenditures, including procedure reimbursement. Furthermore, self‑funded employers continue to shift additional financial responsibility to patients through higher co‑pays, deductibles and premium contributions to curb annual increases in their employee health benefits costs. These cost‑containment measures have contributed to the shift in the delivery of certain healthcare services away from traditional acute care hospitals to more cost‑effective alternate sites, including surgery centers and surgical hospitals. We believe that surgeries performed at surgery centers and surgical hospitals are generally less expensive than acute care hospital‑based outpatient surgeries because of lower facility development costs, more efficient staffing and space utilization, and a specialized operating environment focused on quality of care and cost containment. In general, we believe that our focus on quality of care has a positive impact on, among other things, physician and patient satisfaction, as well as our revenues as governmental and private payers continue to move to pay‑for‑performance models.

We operate USPI’s facilities, structure our joint ventures, and adopt staffing, scheduling, and clinical systems and protocols with the goal of increasing physician productivity. We believe that this focus on physician satisfaction, combined with providing high‑quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities over time. Our joint ventures also enable health systems to offer patients, physicians and payers the cost advantages, convenience and other benefits of ambulatory care in a freestanding facility and, in certain markets, establish networks needed to manage the full continuum of care for a defined population. Further, these relationships allow the health systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities.

CONIFER SEGMENT
Nearly all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC or one of its direct or indirect wholly owned subsidiaries. At December 31, 2021, we owned 76.2% of Conifer Health Solutions, LLC, and Catholic Health Initiatives (“CHI”) had a 23.8% ownership position. (As a result of its 2019 merger with Dignity Health, CHI is now a part of CommonSpirit Health.) Following exploration of strategic alternatives for Conifer, in July 2019, we announced our intention to pursue a tax‑free spin‑off of Conifer as a separate, independent, publicly traded company. Completion of the potential spin‑off is subject to a number of conditions, including, among others, assurance that the separation will be tax‑free for U.S. federal income tax purposes, execution of a comprehensive amendment to and restatement of the master services agreement between Conifer and Tenet, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission (“SEC”), and final approval from our board of directors. If consummated, the spin-off is expected to potentially enhance shareholder value and, to a lesser degree, reduce the level of our debt through a tax-free debt-for-debt exchange. There can be no assurance regarding the timeframe for completion of the Conifer spin‑off, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin‑off will be met, or that it will be completed at all.

Services—Conifer provides comprehensive end‑to‑end and focused‑point business process services, including hospital and physician revenue cycle management, patient communications and engagement support, and value‑based care solutions, to hospitals, health systems, physician practices, employers and other clients.

Conifer’s revenue cycle management solutions consist of: (1) patient services, including: centralized insurance and benefit verification; financial clearance, pre‑certification, registration and check‑in services; and financial counseling services, including reviews of eligibility for government healthcare or financial assistance programs, for both insured and uninsured patients, as well as qualified health plan coverage; (2) clinical revenue integrity solutions, including: clinical admission reviews; coding; clinical documentation improvement; coding compliance audits; charge description master management; and health information services; and (3) accounts receivable management solutions, including: third‑party billing and collections; denials management; and patient collections. All of these solutions include ongoing measurement and monitoring of key revenue cycle metrics, as well as productivity and quality improvement programs. These revenue cycle management solutions assist hospitals, physician practices and other healthcare organizations in improving cash flow, revenue, and physician and patient satisfaction.

In addition, Conifer offers customized communications and engagement solutions to optimize the relationship between providers and patients. Conifer’s trained customer service representatives provide direct, 24‑hour, multilingual support for (1) physician referral requests, calls regarding maternity services and other patient inquiries, (2) community education and outreach, and (3) scheduling and appointment reminders. Additionally, Conifer coordinates and implements marketing outreach programs to keep patients informed of screenings, seminars, and other events and services.

Conifer also offers value‑based care solutions, including clinical integration, financial risk management and population health management, all of which assist hospitals, physicians, ACOs, health plans, self‑insured employers and government agencies in improving the cost and quality of healthcare delivery, as well as patient outcomes. Conifer helps clients build CINs that provide predictive analytics and quality measures across the care continuum. In addition, Conifer helps clients align and manage financial incentives among healthcare stakeholders through risk modeling and administration of various payment models. Furthermore, Conifer offers clients tools and analytics to improve quality of care and provide care management services for patients with chronic diseases by identifying high‑risk patients, coordinating with patients and clinicians in managing care, and monitoring clinical outcomes.

Clients—At December 31, 2021, Conifer provided one or more of the business process services described above to approximately 650 Tenet and non‑Tenet hospital and other clients nationwide. Tenet and CHI facilities represented approximately 45% of these clients, and the remainder were unaffiliated health systems, hospitals, physician practices, self‑insured organizations, health plans and other entities. In 2012, we entered into an agreement documenting the terms and conditions of various services Conifer provides to Tenet hospitals (“RCM Agreement”), as well as an agreement documenting certain administrative services our Hospital Operations segment provides to Conifer. In March 2021, we entered into a month‑to‑month agreement amending the RCM Agreement effective January 1, 2021 (“Amended RCM Agreement”) to update certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. We believe the pricing terms for the services provided under the Amended RCM Agreement are commercially reasonable and consistent with estimated third-party terms. As noted above, execution of restructured long‑term services agreements between Conifer and Tenet is a condition to completion of the proposed spin‑off. Conifer’s agreement with CHI to provide patient access, revenue integrity, accounts receivable management and patient financial services to CHI’s facilities expires on December 31, 2032. For the year ended December 31, 2021, approximately 38% of Conifer’s net operating revenues were attributable to its relationship with Tenet and 45% were attributable to its relationship with CHI. We are continuing to market Conifer’s revenue cycle management, patient communications and engagement services, and value‑based care solutions businesses. The timing and uncertainty associated with our spin‑off plans for Conifer may have an adverse impact on our ability to secure new clients for Conifer.

REAL PROPERTY
The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2021 are set forth in the table beginning on page 2. We lease the majority of our outpatient facilities in both our Hospital Operations segment and our Ambulatory Care segment. These leases typically have initial terms ranging from five to 20 years, and most of the leases contain options to extend the lease periods. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own many of these medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.

Our corporate headquarters are located in Dallas, Texas. In addition, we maintain administrative offices in regions where we operate hospitals and other businesses, as well as our Global Business Center in the Philippines. We typically lease our office space under operating lease agreements. We believe that all of our properties are suitable for their respective uses and are, in general, adequate for our present needs.

HUMAN CAPITAL RESOURCES
PHYSICIANS
Our operations depend in large part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who are members of the medical staffs of our hospitals and other facilities, as well as physicians who affiliate with us and use our facilities as an extension of their practices. Under state laws and other licensing standards, medical staffs are generally self‑governing organizations subject to ultimate oversight by the facility’s local governing board. Members of the medical staffs of our facilities also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our facilities or admit their patients to competing facilities at any time. At December 31, 2021, we owned over 750 physician practices, and our subsidiaries employed (where permitted by state law) or otherwise affiliated with over 1,500 physicians; however, we have no contractual relationship with the overwhelming majority of the physicians who practice at our hospitals and outpatient centers.

It is essential to our ongoing business and clinical program development that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians. In 2021, we continued to experience challenges in recruiting and retaining physicians as a result of the prioritization of COVID‑19 care and the challenges associated with relocating physicians during the pandemic. In some of our markets, physician recruitment and retention are affected by a shortage of qualified physicians in certain higher-demand clinical service lines and specialties. Moreover, our ability to recruit and employ physicians is closely regulated.

EMPLOYEES
We believe each employee across our network has a role integral to our mission, which is to provide quality, compassionate care in the communities we serve. At December 31, 2021, our subsidiaries and affiliates employed approximately 101,100 people (of which approximately 24% were part‑time employees) in our three operating segments, as follows:

Hospital Operations	70,000
Ambulatory Care	20,200
Conifer	10,900
Total	101,100

At December 31, 2021, our employee headcount had decreased by nearly 9,000 employees as compared to December 31, 2020, primarily due to the divestiture of five hospitals in Florida and our urgent care business in 2021. At December 31, 2021, we had employees in all 50 U.S. states and the District of Columbia, as well as over 2,000 employees providing support across our entire network at our Global Business Center in the Philippines. Approximately 31% of our employees are nurses.

Board Oversight—Our board of directors and its committees oversee human capital matters through regular reports from management and advisors. The board’s human resources committee (“HR Committee”) is responsible for establishing general compensation policies that (1) support our overall business strategies and objectives, (2) enhance our efforts to attract and retain skilled employees, (3) link compensation with our business objectives and organizational performance, and (4) provide competitive compensation opportunities for key executives. The HR Committee also provides, among other things, its perspectives regarding performance management, succession planning, leadership development, diversity, recruiting, retention and employee training. The board’s environmental, social and governance (“ESG”) committee, which was formed in 2021, provides oversight with respect to our ESG strategy and guidance on ESG matters, including human rights, diversity and inclusion, and other ESG issues that are relevant to our business.

Human Resources Practices—We have established – and continue to enhance and refine – a comprehensive set of practices for recruiting, managing and optimizing the human resources of our organization. In many cases, we utilize objective benchmarking and other tools in our efforts, including a commercial product that is widely used in the healthcare industry and provides metrics in such areas as organizational effectiveness, voluntary turnover and staffing efficiencies.

Compensation and Benefits; Culture—In general, we seek to attract, develop and retain an engaged workforce, cultivate a high‑performance culture that embraces data‑driven decision‑making, and improve talent management processes to promote diversity and inclusion. To that end, we offer:

•a competitive range of compensation and benefit programs designed to reward performance and promote well‑being;

•opportunities for continuing education and advancement through a broad range of clinical training and leadership development experiences, including in‑person and online courses and mentoring opportunities;

•a supportive, inclusive and patient‑centered culture based on respect for others;

•company‑sponsored efforts encouraging and recognizing volunteerism and community service; and

•a code of conduct that promotes integrity, accountability and transparency, among other high ethical standards.

Employee Safety and Welfare—We believe our employees comprise a community built on care, and we place a high priority on maintaining a secure and healthy workplace for them. We promote a culture of safety and reporting by connecting employee safety policies with patient safety policies, and we review and refine the policies regularly. At our hospitals, outpatient facilities, and other care sites and clinics, we align staffing to need in our nursing units, and we invest in appropriate training to improve the competency of our caregivers. With the onset of the pandemic, we instituted COVID-safe infrastructure and heightened our infection-prevention protocols. We maintain consistent availability of personal protective equipment and disinfection supplies, and we regularly provide concise and current infection prevention guidance.

We also offer resources to help employees manage challenging circumstances, including a comprehensive employee assistance program comprised of counseling services, financial guidance and legal aid. The Tenet Care Fund (the “Care Fund”) is a 501(c)(3) public charity that provides financial assistance to our employees who have experienced hardship due to, among other things, natural disasters, extended illness or injury, and the impact of the COVID-19 pandemic. The Care Fund is funded primarily by our employees for our employees.

Diversity and Inclusion—We continue to focus on the hiring, advancement and retention of underrepresented populations to further our objective of fostering an engaging culture with a workforce and leadership teams that represent the markets we serve. As of December 31, 2021, our total workforce was greater than 75% female, and nearly 50% of our employees self‑identified as racially or ethnically diverse. Over 55% of new employees (i.e., those we hired in 2021) self‑identified as racially or ethnically diverse.

We have a Diversity Council, which consists of leaders representing different facets of our enterprise, to support our overall diversity and inclusion efforts, including in the areas of recruiting, talent development, new‑hire mentoring, community partnerships, and educational opportunities. The Diversity Council works to provide tools, guidelines and training with respect to best practices in these areas. In 2021, the Diversity Council provided oversight to our human resources department in the development and implementation of an enterprise-wide inclusive culture training session. In addition, the Diversity Council is in the process of setting up employee resource groups to support team members with similar backgrounds or shared interests. Each employee resource group has an executive sponsor to help in setting a unique mission and operating model.

Competition; Staffing Ratio Requirements—We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is a limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of critical‑care nurses in certain disciplines and geographic areas. This shortage has been exacerbated by the COVID‑19 pandemic as more nurses choose to retire early, leave the workforce or take travel assignments. In some areas, the increased demand for care of COVID‑19 patients in our hospitals, as well as the direct impact of COVID‑19 on physicians, employees and their families, have put a strain on our resources and staff. Over the past two years, we have had to rely on higher-cost temporary and contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers.

California is the only state in which we operate that requires minimum nurse‑to‑patient staffing ratios to be maintained at all times in acute care hospitals. If other states in which we operate adopt mandatory nurse‑staffing ratios, it could have a significant effect on our labor costs and have an adverse impact on our net operating revenues if we are required to limit patient volumes in order to meet the required ratios.

Union Activity and Labor Relations—At December 31, 2021, approximately 27% of the employees in our Hospital Operations segment were represented by labor unions. Less than 1% of the total employees in both our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 33 of our hospitals, the majority of which are in California, Florida and Michigan. Organizing activities by labor unions could increase our level of union representation in future periods, which could impact our labor costs.

When we are negotiating collective bargaining agreements with unions (whether such agreements are renewals or first contracts), work stoppages and strikes may occur, as they did at one of our hospitals in 2021. Although relatively uncommon, extended strikes have had, and could in the future have, an adverse effect on our patient volumes, net operating revenues and labor costs at individual hospitals or in local markets.

COMPETITION
HEALTHCARE SERVICES
We believe our hospitals and outpatient facilities compete within local communities on the basis of many factors, including: quality of care; location and ease of access; the scope and breadth of services offered; reputation; and the caliber of the facilities, equipment and employees. In addition, the competitive positions of hospitals and outpatient facilities depend in large part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who are members of the medical staffs of those facilities, as well as physicians who affiliate with and use outpatient centers as an extension of their practices. Physicians often serve on the medical staffs of more than one facility, and they are typically free to terminate their association with such facilities or admit their patients to competing facilities at any time.

Some of the hospitals that compete with our hospitals are owned by tax‑supported government agencies, and many others are owned by not‑for‑profit organizations that may have financial advantages not available to our facilities, including (1) support through endowments, charitable contributions and tax revenues, (2) access to tax‑exempt financing, and (3) exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. Trends toward clinical and pricing transparency may also impact a healthcare facility’s competitive position in ways that are difficult to predict.

The existence or absence of state laws that require findings of need for construction and expansion of healthcare facilities or services (as described in “Healthcare Regulation and Licensing – Certificate of Need Requirements” below) may also impact competition. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments and imaging centers in the geographic areas in which we operate has increased significantly. Some of these facilities are physician‑owned. Moreover, we expect to encounter additional competition from system‑affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets in the future.

Another major factor in the competitive position of a hospital or outpatient facility is the scope of its relationships with managed care plans. Health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), third‑party administrators, and other third‑party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Generally, we compete for managed care contracts on the basis of price, market reputation, geographic location, quality and range of services, caliber of the medical staff and convenience. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Vertical integration efforts involving third‑party payers and healthcare providers, among other factors, may increase competitive challenges.

Our strategies are designed to help our hospitals and outpatient facilities remain competitive, to attract and retain an appropriate number of physicians of distinction in various specialties, as well as skilled clinical personnel and other healthcare professionals, and to increase patient volumes. To that end, we have made significant investments in equipment, technology, education and operational strategies designed to improve clinical quality at all of our facilities. In addition, we continually collaborate with physicians to implement the most current evidence‑based medicine techniques to improve the way we provide care, while using labor management tools and supply‑chain initiatives to reduce variable costs. Moreover, we participate in various value‑based programs to improve quality and cost of care. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in more appropriate lengths of stay, as well as reductions in readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effects of: (1) reducing costs; (2) increasing payments from Medicare and certain managed care payers for our services as governmental and private payers continue to move to pay‑for‑performance models, and the commercial market continues to move to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others; and (3) increasing physician and patient satisfaction, which may improve our volumes. It should be noted, however, that we do face competition from other health systems that are implementing similar strategies.

In addition, we have significantly increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, increased predictability and efficiency for physicians, and (for most services) lower costs for payers than would be incurred with a hospital visit. We believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service and participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, among other strategies, will also help us address competitive challenges in our markets.

We also recognize that our future success depends, in part, on our ability to maintain and renew our existing managed care contracts and enter into new managed care contracts on competitive terms. To bolster our competitive position, we have sought to include all of our hospitals and other healthcare businesses in the related geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks. We also continue to engage in contracting strategies that create shared value with payers.

REVENUE CYCLE MANAGEMENT SOLUTIONS
Conifer faces competition from existing participants and new entrants to the revenue cycle management business, some of which may have significantly greater capital resources than Conifer. In addition, the internal revenue cycle management staff of hospitals and other healthcare providers, who perform many of the functions addressed by our services, in effect compete with us. Moreover, providers who have previously made investments in internally developed solutions may choose to continue to rely on their own resources. We also currently compete with several categories of external participants who offer revenue cycle services, including: software vendors and other technology‑supported revenue cycle management business process outsourcing companies; traditional consultants, either specialized healthcare consulting firms or healthcare divisions of large accounting firms; and large, non‑healthcare focused business process and information technology outsourcing firms.

We believe that competition for the revenue cycle management and other services Conifer provides is based primarily on: (1) knowledge and understanding of the complex public and private healthcare payment and reimbursement systems; (2) a track record of delivering revenue improvements and efficiency gains for hospitals and other healthcare providers; (3) the ability to deliver solutions that are fully integrated along each step of the revenue cycle; (4) cost‑effectiveness, including the breakdown between up‑front costs and pay‑for‑performance incentive compensation; (5) reliability, simplicity and flexibility of the technology platform; (6) understanding of the healthcare industry’s regulatory environment, as well as laws and regulations relating to consumer protection; and (7) financial resources to maintain current technology and other infrastructure.

To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and client requirements. Existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential clients might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share. In addition, the timing and uncertainty regarding our potential spin‑off of Conifer may have an adverse impact on Conifer’s ability to secure new clients.

HEALTHCARE REGULATION AND LICENSING
THE AFFORDABLE CARE ACT
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

The initial expansion of health insurance coverage under the ACA resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions. Although a substantial portion of our patient volumes and, as a result, our revenues has historically been derived from government healthcare programs, reductions to our reimbursement under the Medicare and Medicaid programs as a result of the ACA have been partially offset by increased revenues from providing care to previously uninsured individuals.

The healthcare industry, in general, and the acute care hospital business, in particular, have experienced significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to limit, alter or repeal the ACA. Since 2010, various states, private entities and individuals have challenged parts or all of the ACA numerous times in state and federal courts, and the U.S. Supreme Court has issued decisions in three such cases, most recently in June 2021. Various state legislatures have also challenged parts or all of the ACA through legislation, while other states have acted to safeguard the ACA by codifying certain provisions into state law. We cannot predict what future action, if any, Congress might take with respect to the ACA. Furthermore, we are unable to predict the impact on our future revenues and operations of (1) court challenges to the

ACA, (2) administrative, regulatory and legislative changes, including the possibility of expansion of government‑sponsored coverage, or (3) market reactions to those changes. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS
Anti‑Kickback Statute—Medicare and Medicaid anti‑kickback and anti‑fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti‑kickback Statute”) proscribe certain business practices and relationships that might affect the provision and cost of healthcare services payable under the Medicare and Medicaid programs and other government programs. Specifically, the law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also amended Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program. Moreover, the Affordable Care Act amended the Anti‑kickback Statute to provide that intent to violate the Anti-kickback Statute is not required; rather, intent to violate the law generally is all that is required.

Sanctions for violating the Anti‑kickback Statute include criminal and civil penalties, as well as fines and mandatory exclusion from government programs, such as Medicare and Medicaid. In addition, submission of a claim for services or items generated in violation of the Anti‑kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (“FCA”). Furthermore, it is a violation of the federal Civil Monetary Penalties Law (“CMPL”) to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another. Many states have statutes similar to the federal Anti‑kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third‑party payers, not just federal programs.

The federal government has also issued regulations – referred to as the “Safe Harbor” regulations – that describe some of the conduct and business relationships that are permissible under the Anti‑kickback Statute. Historically, Safe Harbors for various activities have included the following: investment interests; space rental; equipment rental; practitioner recruitment; personal services and management contracts; sales of practices; referral services; warranties; discounts; employees; group purchasing organizations; waivers of beneficiary coinsurance and deductible amounts; managed care arrangements; obstetrical malpractice insurance subsidies; investments in group practices; ASCs; referral agreements for specialty services; cost‑sharing waivers for pharmacies and emergency ambulance services; and local transportation. In December 2020, the HHS Office of Inspector General (“OIG”) published new rules (the “2020 AKS and CMPL Update”) that updated the Safe Harbor regulations and the CMPL. The 2020 AKS and CMPL Update modified existing Safe Harbors and added new Safe Harbors, as well as a new CMPL exception to remove barriers to more effective coordination and management of patient care and delivery of value‑based care. The 2020 AKS and CMPL Update includes: three new Safe Harbors to protect certain payments among individuals and entities in a value‑based arrangement; a Safe Harbor to protect certain remuneration provided in connection with CMS‑sponsored models; a Safe Harbor to protect donations of cybersecurity technology; and a Safe Harbor to protect the furnishing of certain tools and support to patients in order to improve quality, health outcomes and efficiency. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti‑kickback Statute. Rather, such conduct and business arrangements may be subject to increased scrutiny by government enforcement authorities.

Stark Law—The Stark law generally restricts physician referrals of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined “designated health services,” such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services; the prohibition does not apply to health services provided by an ASC if those services are included in the ASC’s composite Medicare payment rate. However, if the ASC is separately billing Medicare for designated health services that are not covered under its composite Medicare payment rate, or if either the ASC or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ASC service, the Stark law’s self‑referral prohibition would apply and such services could implicate the Stark law. Exceptions to the Stark law’s referral prohibition cover a broad range of common financial relationships. These statutory and the subsequent regulatory exceptions are available to protect certain permitted employment relationships, relocation arrangements, leases, group practice arrangements, medical directorships, and other ordinary relationships between physicians and providers of designated health services, such as hospitals. In December 2020, CMS published new rules (the “2020 Stark Law Update”) that include new exceptions for: certain value‑based compensation arrangements between or among physicians, providers and suppliers; limited remuneration to a physician for the provision of items and services without the need for a signed writing and compensation that is set in advance if certain conditions are met; and the protection of arrangements involving the donation of certain cybersecurity technology and related services, including certain cybersecurity hardware donations. The 2020 Stark Law Update also includes several new rules and clarifications to existing Stark Law regulations and key definitions intended to clarify some of the more challenging aspects of Stark Law compliance. CMS explained that the purpose of the 2020 Stark Law Update is to modernize and clarify the regulations to support the innovation necessary for a healthcare delivery and payment system that pays for value and to reduce unnecessary regulatory burdens on physicians and other healthcare providers and suppliers, while reinforcing the physician self‑referral law’s goal of protecting against program and patient abuse.

A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for “sham” arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. In addition, the submission of a claim for services or items generated in violation of the Stark law may constitute a false or fraudulent claim, and thus be subject to additional penalties under the FCA. Many states have adopted self‑referral statutes similar to the Stark law, some of which extend beyond the related state Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self‑referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by the Stark law and similar state enactments.

The Affordable Care Act also made changes to the “whole hospital” exception in the Stark law, effectively preventing new physician‑owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in then‑existing physician‑owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital had physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the ACA’s enactment, as of December 31, 2010). A physician‑owned hospital that meets these requirements is still subject to restrictions that limit the hospital’s aggregate physician ownership percentage and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. Physician‑owned hospitals are also currently subject to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

Implications of Fraud and Abuse Laws—At December 31, 2021, the majority of the facilities that operate as surgical hospitals in our Ambulatory Care segment are owned by joint ventures that include some physician owners and are subject to the limitations and requirements in the Affordable Care Act on physician‑owned hospitals. Furthermore, the majority of ASCs in our Ambulatory Care segment, which are owned by joint ventures with physicians and/or health systems, are subject to the Anti‑kickback Statute and, in certain circumstances, may be subject to the Stark law. In addition, we have contracts with physicians and non‑physician referral services providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements, such as medical director agreements. We have also provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and intend to continue to provide recruitment packages in the future. Furthermore, there can be no assurance that the government will not challenge new payment structures, such as ACOs and other arrangements involving combinations of hospitals, physicians and other providers who share payment savings, under anti‑kickback and self‑referral provisions, although this risk has been reduced as a result of the 2020 AKS and CMPL Update and the 2020 Stark Law Update, which updates are intended to remove potential federal regulatory barriers to care coordination and value‑based care.

Our operations could be adversely affected should our arrangements fail to comply with the Anti‑kickback Statute, the Stark law, billing requirements, current state laws, or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may impact our operations. For example, we cannot predict whether physicians may ultimately be restricted from holding ownership interests in hospitals or whether the exception relating to services provided by ASCs could be eliminated. We are continuing to enter into new financial arrangements with physicians and other providers in a manner we believe complies with applicable anti‑kickback and anti‑fraud and abuse laws. However, governmental officials responsible for enforcing these laws may nevertheless assert that we are in violation of these provisions. In addition, these statutes or regulations may be interpreted and enforced by the courts in a manner that is not consistent with our interpretation. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, any determination by a federal or state agency or court that USPI or its subsidiaries has violated any of these laws could give certain of our joint venture partners a right to terminate their relationships with us; and any similar determination with respect to Conifer or any of its subsidiaries could give Conifer’s clients the right to terminate their services agreements with us. Moreover, any violations by and resulting penalties or exclusions imposed upon USPI’s joint venture partners or Conifer’s clients could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.

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

The Health Information Technology for Economic and Clinical Health (“HITECH”) Act imposed certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and significantly increased the monetary penalties for violations of HIPAA. Regulations also require business associates such as Conifer to notify covered entities, who in turn must notify affected individuals and government authorities, of data security breaches involving unsecured PHI. Since the passage of the HITECH Act, enforcement of HIPAA violations has increased. If Conifer knowingly breaches the HIPAA privacy and security requirements made applicable to business associates by the HITECH Act, it could expose Conifer to criminal liability (as well as contractual liability to the associated covered entity); a breach of safeguards and processes that is not due to a reasonable cause or involves willful neglect could expose Conifer to significant civil penalties and the possibility of civil litigation under HIPAA and applicable state law.

We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA, and similar state privacy laws, under the guidance of our ethics and compliance department. Our compliance officers and information security officers are responsible for implementing and monitoring enterprise-wide compliance with our HIPAA privacy and security policies and procedures. We have also created an internal web‑based HIPAA training program, which is mandatory for all employees. Based on existing regulations and our experience with HIPAA to this point, we continue to believe that the ongoing costs of complying with HIPAA will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

THE NO SURPRISES ACT
The No Surprises Act was signed into law in December 2020 as part of the Consolidated Appropriations Act, 2021. The No Surprises Act is intended to address unexpected gaps in insurance coverage that result in “surprise medical bills” when patients unknowingly obtain medical services from physicians and other providers outside their health insurance network, including certain emergency services, anesthesiology services and air ambulance transportation. The protections of the No Surprises Act went into effect on January 1, 2022. As a result, patients will be liable only for their in‑network cost‑sharing amount, and insurers and providers will be given the opportunity to resolve disputed out‑of‑network reimbursement through negotiation and an independent dispute resolution process unless state law specifies a different approach. The No Surprises Act does not set a benchmark reimbursement amount.

In July 2021, HHS, along with the U.S. Department of Labor, the U.S. Department of Treasury and the Office of Personnel Management (collectively, the “Agencies”) issued “Requirements Related to Surprise Billing; Part I” (“Part I”), an interim final rule implementing several provisions of the No Surprises Act. Part I addresses (1) the ban on balance billing for certain out‑of‑network services, (2) the notice and consent process that some providers may use to bill patients for out‑of‑network services, (3) patient cost‑sharing calculations, and (4) a complaint process for any potential violations of the provisions in the law. Part I also clarifies that a health plan that provides emergency coverage must provide that coverage without prior authorization, without regard to whether a facility is in-network or out-of-network, and regardless of other terms of the plan, except for exclusions or coordination of benefits. Health plans also cannot deny claims for emergency coverage based on an after-the-fact assessment of the care provided, any purported delay between when symptoms began and when the patient sought care, or based on how long the symptoms were present.

In September 2021, the Agencies released the interim final rule “Requirements Related to Surprise Billing; Part II” (“Part II”), which addresses (1) the independent dispute resolution process that providers and plans may use to adjudicate any outstanding reimbursement disputes, (2) the good-faith cost estimates providers must share with uninsured or self‑pay patients for scheduled services, (3) a process to resolve any disputes between uninsured/self‑pay patients and providers about the cost estimates, and (4) an external review process as part of the oversight of health plan/issuer compliance with the law and regulations. The Agencies also established a website where an interested party may go to apply to serve as an independent dispute resolution entity and where providers and plans may initiate the process. The provisions in Part I and Part II also went into effect on January 1, 2022.

Many of the provisions of the No Surprises Act impact processes Conifer utilizes to collect accounts receivable, and Conifer has been working with its clients to develop policies and procedures to facilitate compliance. At this time, we are unable to assess the effect that the No Surprises Act or regulations relating to the No Surprises Act might have on our business, financial condition, results of operations or cash flows.

HOSPITAL PRICE TRANSPARENCY RULE
In November 2019, CMS issued a final rule (the “Hospital Price Transparency Rule”) requiring that hospitals share payer-specific negotiated prices for certain health care services with the goal of making it easier for consumers to shop and compare prices across hospitals and estimate the cost of care before going to the hospital. The Hospital Price Transparency Rule, which became effective on January 1, 2021, requires each hospital operating in the United States to provide clear, accessible pricing information online about the items and services it provides in two ways: (1) as a comprehensive machine-readable file with all items and services; and (2) in a display of shoppable services in a consumer-friendly format. These requirements apply to hospitals regardless of Medicare enrollment status. In a final rule issued in November 2021, CMS affirmed its commitment to enforcement and public access to pricing information by modifying the Hospital Price Transparency Rule to increase the civil monetary penalties for noncompliance, setting a minimum penalty of $300 per day for smaller hospitals with a bed count of 30 or fewer and a penalty of $10 per bed per day for hospitals with a bed count greater than 30, not to exceed a maximum daily dollar amount of $5,500. Under this approach, the minimum total annual penalty amount would be $109,500 per hospital, and the maximum total annual penalty amount would be $2,007,500 per hospital. CMS began auditing a sample of hospitals for compliance in January 2022, and it will also investigate complaints. We have developed processes to comply with the requirements of the Hospital Price Transparency Rule, and we believe we are in material compliance with those requirements.

GOVERNMENT ENFORCEMENT EFFORTS AND QUI TAM LAWSUITS
The healthcare industry is subject to heightened and coordinated civil and criminal enforcement efforts from both federal and state government agencies. The OIG was established as an independent and objective oversight unit of HHS to carry out the mission of preventing fraud and abuse and promoting economy, efficiency and effectiveness of HHS programs and operations. In furtherance of this mission, the OIG, among other things, conducts audits, evaluations and investigations relating to HHS programs and operations and, when appropriate, imposes civil monetary penalties, assessments and administrative sanctions. We have extensive policies and procedures in place to facilitate compliance with the laws, rules and regulations affecting the healthcare industry, however, these policies and procedures cannot ensure compliance in every case.

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

HEALTHCARE FACILITY LICENSING REQUIREMENTS
The operation of healthcare facilities is subject to federal, state and local regulations relating to personnel, operating policies and procedures, fire prevention, rate‑setting, the adequacy of medical care, and compliance with building codes and environmental protection laws. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our healthcare facilities hold all required governmental approvals, licenses and permits material to the operation of their business.

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE
The Social Security Act and Medicare regulations generally require that services that may be paid for under the Medicare program or state healthcare programs are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of healthcare, and (3) supported by appropriate evidence of medical necessity and quality. The Quality Improvement Organization program established under the Social Security Act seeks to improve the effectiveness, efficiency, economy and quality of services delivered to Medicare beneficiaries; to preserve the Medicare Trust Fund by ensuring that Medicare pays only for services that are reasonable and necessary and that are provided in the most appropriate setting; and to protect Medicare beneficiaries by expeditiously addressing complaints, violations under the Emergency Medical Treatment and Active Labor Act, and other quality-related issues.

There has been increased scrutiny from outside auditors, government enforcement agencies and others, as well as an increased risk of government investigations and qui tam lawsuits, related to hospitals’ Medicare observation rates and inpatient admission decisions. The term “Medicare observation rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short‑stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. In addition, CMS has established a concept referred to as the “two‑midnight rule” to guide practitioners admitting patients and contractors on when it is appropriate to admit individuals as hospital inpatients. Under the two‑midnight rule, a Medicare patient should generally be admitted on an inpatient basis only when there is a reasonable expectation that the patient’s care will cross two midnights; if not, the patient generally should be treated as an outpatient, unless an exception applies. In our affiliated hospitals, we conduct reviews of Medicare inpatient stays of less than two midnights to determine whether a patient qualifies for inpatient admission. Enforcement of the two‑midnight rule has not had, and is not expected to have, a material impact on inpatient admission rates at our hospitals.

Medical and surgical services and practices are extensively supervised by committees of staff physicians at each of our healthcare facilities, are overseen by each facility’s local governing board, the members of which primarily are community members and physicians, and are reviewed by our clinical quality personnel. The local governing board also helps maintain standards for quality care, develop short‑term and long‑range plans, and establish, review and enforce practices and procedures, as well as approves the credentials, disciplining and, if necessary, the termination of privileges of medical staff members.

CERTIFICATE OF NEED REQUIREMENTS
Some states require state approval for construction, acquisition and closure of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates or determinations of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Our subsidiaries operate acute care hospitals in five states that require a form of state approval under certificate of need programs applicable to those hospitals. Approximately 34% of our licensed hospital beds are located in these states (namely, Alabama, Massachusetts, Michigan,

South Carolina and Tennessee). The certificate of need programs in most of these states, along with several others, also apply to ASCs.

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

ENVIRONMENTAL MATTERS
Our healthcare operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be disposed of in compliance with statutes and regulations that vary from state to state. In addition, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2021.

ANTITRUST LAWS
The federal government and most states have enacted antitrust laws that prohibit specific types of anti‑competitive conduct, including price fixing, wage fixing, anticompetitive hiring practices, restrictive covenants, concerted refusals to deal, price discrimination and tying arrangements, as well as monopolization and acquisitions of competitors that have, or may have, a substantial adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties.

Antitrust enforcement in the healthcare industry is currently a priority of the U.S. Federal Trade Commission (“FTC”). In recent years, the FTC has filed multiple administrative complaints and public comments challenging hospital transactions in several states. The FTC has focused its enforcement efforts on preventing hospital mergers that may, in the government’s view, leave insufficient local options for patient services, which could result in increased costs to consumers. In addition, the FTC has given increased attention to the effect of combinations involving other healthcare providers, including physician practices, as well as to the use of restrictive covenants that limit the ability of employees and others to engage in certain competitive activities. The FTC has also entered into numerous consent decrees in the past several years settling allegations of price‑fixing among providers.

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

BILLING AND COLLECTION ACTIVITIES
The federal Fair Debt Collection Practices Act (“FDCPA”) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of the accounts receivable handled by Conifer’s third‑party debt collection vendors are subject to the FDCPA, which establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Conifer audits and monitors its vendors for compliance, but there can be no assurance that such audits and monitoring will detect all instances of potential non‑compliance.

Many states also regulate the billing and collection practices of creditors who collect their own debt, as well as the companies a creditor engages to bill and collect from consumers on the creditor’s behalf. These state regulations may be more stringent than the FDCPA. In addition, state regulations may be specific to medical billing and collections or the same or similar to state regulations applicable to third‑party collectors. Certain of the accounts receivable Conifer or its billing, servicing and collections subsidiary, PSS Patient Solution Services, LLC, manages for its clients are subject to these state regulations.

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

COMPLIANCE AND ETHICS
General—Our ethics and compliance department maintains our values‑based ethics and compliance program, which is designed to (1) help staff in our corporate, USPI and Conifer offices, hospitals, outpatient centers and physician practices meet or exceed applicable standards established by federal and state statutes and regulations, as well as industry practice, (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Code of Conduct, and (3) provide a channel for employees to make confidential ethics and compliance‑related reports anonymously if they choose. The ethics and compliance department operates independently – it has its own operating budget; it has the authority to hire outside counsel, access any company document and interview any of our personnel; and our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

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

The primary focus of our quality, compliance and ethics program is compliance with the requirements of Medicare, Medicaid and other federally funded healthcare programs. Pursuant to the terms of the charter, our ethics and compliance department is responsible for, among other things, the following activities: (1) assessing, critiquing, and (as appropriate) drafting and distributing company policies and procedures; (2) developing, providing, and tracking ethics and compliance training and other training programs, including job‑specific training to those who work in clinical quality, coding, billing, cost reporting and referral source arrangements, in collaboration with the respective department responsible for oversight of each of these areas; (3) creating and disseminating our Code of Conduct and obtaining certifications of adherence to the Code of Conduct as a condition of employment; (4) maintaining and promoting our Ethics Action Line, a 24‑hour, toll‑free hotline that allows for confidential reporting of issues on an anonymous basis and emphasizes our no‑retaliation policy; and (5) responding to and ensuring resolution of all compliance‑related issues that arise from the Ethics Action Line and compliance reports received from facilities and compliance officers (utilizing any compliance reporting software that we may employ for this purpose) or any other source that results in a report to the ethics and compliance department.

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

As part of the program, we provide compliance training at least annually to every employee and officer, as well as our board of directors and certain physicians and contractors. All such persons are required to report incidents that they believe in good faith may be in violation of the Code of Conduct or our policies, and all are encouraged to contact our Ethics Action Line when they have questions about the standards or any ethics concerns. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and any individual who makes a report has the option to remain anonymous. Incidents of alleged financial improprieties reported to the Ethics Action Line or the ethics and compliance department are communicated to the audit committee of our board of directors. Reported cases that involve a possible violation of the law or regulatory policies and procedures are referred to the ethics and compliance department for investigation, although certain matters may be referred out to the law or human resources department. Retaliation against anyone in connection with reporting ethical concerns is considered a serious violation of our Code of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.

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

INSURANCE
The healthcare industry has seen significant increases in the cost of professional and general liability insurance due to increased claims and lawsuits in the ordinary course of business. We maintain captive insurance companies to self‑insure for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. All such commercial insurance we purchase is subject to per-claim and policy period aggregate limits. If the policy period aggregate limit of any of these policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under our professional and general liability insurance policies will be funded from our working capital.

In addition to the reserves recorded by our captive insurance subsidiaries, we maintain reserves, including reserves for incurred but not reported claims, for our self‑insured professional liability retentions and claims in excess of the policies’ aggregate limits, based on modeled estimates of losses and related expenses. Also, we provide standby letters of credit to certain of our insurers, which can be drawn upon under certain circumstances, to collateralize the deductible and self‑insured retentions under a selected number of our professional and general liability insurance programs.

We also purchase property, cybersecurity and other insurance coverage from third parties in amounts we believe are adequate and subject to terms of coverage that we believe are reasonable. Our commercial insurance does not cover all claims against us and may not offset the financial impact of a material loss event. Moreover, commercial insurance may not continue to be available at a reasonable cost for us to maintain at adequate levels. The rise in the number and severity of hurricanes, wildfires, tornadoes and other weather events, whether or not precipitated by climate change, has created increased risk for insurance companies; it is expected that this increased risk will lead to a rise in insurance premiums and reductions in coverage for property owners in the future. In addition, the risk of ransomware attacks, breaches or other disruptions to information technology systems is elevated in the current environment, which has caused an increase in cyber premiums, lower coverage limits and implementation of cyber-specific policies. For further information regarding our insurance coverage, see Note 16 to our Consolidated Financial Statements.

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

Inquiries directed to our corporate secretary may be sent to Corporate Secretary, Tenet Healthcare Corporation, P.O. Box 139003, Dallas, Texas 75313‑9003 or by e‑mail at CorporateSecretary@tenethealth.com.

FORWARD-LOOKING STATEMENTS
This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward‑looking statements, including (but not limited to) disclosure regarding (1) the impact of the COVID‑19 pandemic, (2) our future earnings, financial position, and operational and strategic initiatives, and (3) developments in the healthcare industry. Forward‑looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward‑looking statements. Such factors include, but are not limited to, the following:

•The impact of the COVID‑19 pandemic on our future operations, financial condition and liquidity, particularly if the U.S. economy remains volatile for a significant period of time;
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
•Our ability to enter into or renew managed care provider arrangements on acceptable terms; changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements; and the impact of the industry trends toward value‑based purchasing and alternative payment models;
•The impact of competition, and clinical and price transparency regulations, on our business;
•Our success in recruiting and retaining physicians, nurses and other healthcare professionals as impacted by the COVID‑19 pandemic, vaccine mandates and other factors;
•Our ability to achieve operating and financial targets, attain expected levels of patient volumes, and identify and execute on measures designed to save or control costs or streamline operations;
•Potential security threats, catastrophic events and other disruptions affecting our information technology and related systems;

•Operational and other risks associated with acquisitions, divestitures and joint venture arrangements, including the integration of newly acquired businesses;

•The outcome of the process we have undertaken to pursue a tax‑free spin‑off of Conifer as a separate, independent, publicly traded company, including the potential that the spin‑off may not be completed at all, as well as possible disruptions to our business or diverted management attention as a result of the Conifer spin‑off process;

•The impact of our significant indebtedness; the availability and terms of capital to refinance existing debt, fund our operations and expand our business; and our ability to comply with our debt covenants and, over time, reduce leverage;

•The effect that general adverse economic conditions (including inflation), consumer behavior and other factors have on our volumes and our ability to collect outstanding receivables on a timely basis, among other things; and increases in the amount of uninsured accounts and deductibles and copays for insured accounts; and

•Other factors and risks referenced in this report and our other public filings.

When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Should one or more of the risks and uncertainties described in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statement. We specifically disclaim any obligation to update any information contained in a forward‑looking statement or any forward‑looking statement in its entirety, except as required by law.

All forward‑looking statements attributable to us are expressly qualified in their entirety by this cautionary information.

ITEM 1A. RISK FACTORS
Our business is subject to a number of risks and uncertainties, many of which are beyond our control, that may cause our actual operating results or financial performance to be materially different from our expectations and make an investment in our securities risky. If one or more of the events discussed in this report were to occur, actual outcomes could differ materially from those expressed in or implied by any forward‑looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected; furthermore, the trading price of our common stock could decline and our shareholders could lose all or part of their investment. Additional risks and uncertainties not presently known, or currently deemed immaterial, may also constrain our business and operations.

Risks Related to Our Overall Operations
The COVID-19 pandemic has significantly affected our operations and financial condition, and it continues to do so; moreover, our liquidity could be negatively impacted, particularly if the U.S. economy remains volatile for a significant period of time.
In 2021, the ongoing COVID‑19 pandemic significantly affected, and it continues to impact, all three segments of our business, as well as our patients, communities and employees. As a provider of healthcare services, we are acutely affected by the public health and economic effects of the pandemic. Over the course of the last two years, federal, state and local governmental authorities have imposed a variety of restrictions on people and businesses, and public health authorities have offered regular guidance on health and safety, all of which has impacted general economic activity and consumer behavior. More recently, new variants of the virus have caused additional outbreaks, and there is substantial uncertainty about the nature and degree of the continued effects of COVID-19 over time. Known and unknown risks and uncertainties caused by the COVID‑19 pandemic, including those described below, have had, and are continuing to have, a material impact on our business, financial condition, results of operations and cash flows; such risks and uncertainties may heighten other risks to our business as described herein.

Given the geographic diversity of our operations and the impact of COVID‑19 surges, we have been and may in the future be forced to reduce services at individual locations. Restrictive measures, including travel bans, social distancing, quarantines and shelter‑in‑place orders, have had, and may in the future have, the effect of reducing the number of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. In general, federal, state or local laws, regulations, orders or other actions imposing direct or indirect restrictions on our business due to the COVID‑19 pandemic or otherwise may have an adverse impact on our financial condition, results of operations and cash flows.

In some areas, the increased demand for care of COVID‑19 patients in our hospitals, as well as the direct impact of COVID‑19 on physicians, employees and their families, have put a strain on our resources and staff. Over the past two years, we have had to rely on higher‑cost temporary and contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. Increased demand could also cause some of our hospitals to temporarily reduce their overall operating capacity or suspend certain services. We have incurred and continue to incur additional costs to protect the health and well-being of patients and staff. Even with appropriate protective measures, however, exposure to COVID‑19 increases the risk that physicians, nurses and others in our facilities may contract the virus, which could further limit our ability to treat all patients who seek care. If current conditions persist or worsen in some of our markets, certain of our hospitals may experience workforce disruptions from illness, absenteeism or protests. Furthermore, we may be subject to lawsuits from patients, employees and others exposed to COVID‑19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

We have experienced supply‑chain disruptions, including shortages and delays, as well as significant price increases in medical supplies, particularly for personal protective equipment. COVID‑19 surges and outbreaks of new variants could further impact the cost of medical supplies, and supply shortages and delays may impact our ability to see, admit and treat patients.

Broad economic factors resulting from the COVID-19 pandemic, including higher inflation, increased unemployment rates in certain areas in which we operate and reduced consumer spending, have impacted, and are continuing to impact, our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted, and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

In general, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance is currently uncertain and will depend on many factors outside of our control, including, among others: the duration, severity and trajectory of the pandemic, including the possible spread of potentially more contagious and/or virulent forms of the virus; future economic conditions, as well as the impact of government actions and administrative regulations on the hospital industry and broader economy, including through existing and any future stimulus efforts; the development, availability and widespread use of effective medical treatments and vaccines; the imposition of public safety measures; the volume of canceled or rescheduled procedures at our facilities; and the volume of COVID-19 patients across our care network. Moreover, at such time as COVID-19 cases do abate, we cannot provide any assurances that our volumes and case mix will return to pre-pandemic levels. COVID-19 developments continue to evolve quickly, and additional developments may occur that we are unable to predict.

Changes to existing COVID-19-related relief measures may have an adverse impact on our business, financial condition, results of operations or cash flows, and we cannot predict whether we will qualify for, apply for, receive or benefit from additional financial assistance in the future, if any, or how any future laws and regulations related to or in response to the COVID-19 pandemic will impact our operations.
As described in detail in MD&A, the Coronavirus Aid, Relief, and Economic Security Act and other legislative and regulatory actions have provided relief measures intended to mitigate some of the economic disruption caused by the COVID‑19 pandemic on our business. We are unable to predict whether changes, if any, to existing COVID‑19 relief measures will have an adverse impact on our business, financial condition, results of operations or cash flows. Moreover, some of the measures allowing for flexibility in delivery of care and financial support for healthcare providers are available only for the duration of the public health emergency as declared by the Secretary of HHS, and it is unclear whether or for how long the HHS declaration will be extended past its current expiration date.

The federal government and state and local governments may consider additional stimulus and relief efforts, but we are unable to predict whether any such measures will be enacted. There can also be no assurance that we will be eligible or apply for, or receive or benefit from, additional COVID‑19‑related stimulus assistance in the future, nor can there be any assurance as to the amount and type of assistance we may receive or seek or whether we will be able to comply with the applicable terms and conditions to retain such assistance. To the extent we do receive amounts or benefits under future relief measures related to or in response to the COVID‑19 pandemic, we cannot predict how such assistance will affect our operations or whether it will offset the negative impacts on our operations arising from the pandemic.

We cannot predict the impact that future modifications of the Affordable Care Act may have on our business, financial condition, results of operations or cash flows.
The healthcare industry, in general, and the acute care hospital business, in particular, have experienced significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to limit, alter or repeal the ACA. Since 2010, various states, private entities and individuals have challenged parts or all of the ACA numerous times in state and federal courts, and the U.S. Supreme Court has issued decisions in three such cases, most recently in June 2021. Various state legislatures have also challenged parts or all of the ACA through legislation, while other states have acted to safeguard the ACA by codifying certain provisions into state law. We cannot predict what future action, if any, Congress might take with respect to the ACA. Furthermore, we are unable to predict the impact on our future revenues and operations of (1) court challenges to the ACA, (2) administrative, regulatory and legislative changes, including the possibility of expansion of government‑sponsored coverage, or (3) market reactions to those changes. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.

Future changes in the Medicare and Medicaid programs or other government healthcare programs, including reductions in scale and scope, could have an adverse effect on our business.
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

For the year ended December 31, 2021, approximately 18% and 8% of our net patient service revenues for the hospitals and related outpatient facilities in our Hospital Operations segment were from the Medicare program and various state Medicaid programs, respectively, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to: statutory and regulatory changes, administrative and judicial rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows.

Even prior to the COVID‑19 pandemic, several states in which we operate faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted supplemental payment programs or have received federal government waivers allowing them to test new approaches and demonstration projects to improve care. Federal government denials or delayed approvals of waiver applications or extension requests by the states in which we operate could materially impact our Medicaid funding levels. Continuing pressure on state budgets and other factors, including legislative and regulatory changes, could result in future reductions to Medicaid payments, payment delays or changes to Medicaid supplemental payment programs.

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

Furthermore, the healthcare industry continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local healthcare legislation, regulation or enforcement efforts, particularly in light of the partisan divide in Congress. Further changes in the regulatory framework negatively affecting healthcare providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, our operations at our Global Business Center in the Philippines are subject to certain U.S. healthcare industry‑specific requirements, as well as U.S. and foreign laws applicable to businesses generally, including anti‑corruption laws. One such law, the Foreign Corrupt Practices Act (“FCPA”), regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices, and requires that they maintain records that fairly and accurately reflect transactions and appropriate internal accounting controls. FCPA enforcement actions continue to be a high priority for the SEC and the U.S. Department of Justice. Our failure to comply with the FCPA could result in the imposition of fines and other civil and criminal penalties, which could be significant.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.
We are subject to medical malpractice lawsuits, antitrust claims and other legal actions in the ordinary course of business. In addition, from time to time, we have been and expect to continue to be subject to regulatory proceedings and private litigation (including employee class action lawsuits) concerning our application of various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues. Some of these actions involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our commercial insurance does not cover all claims against us. Moreover, commercial insurance may not continue to be available at a reasonable cost for us to maintain at adequate levels. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to per-claim and policy period aggregate limits. If the policy period aggregate limit of any of these policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to enter into, maintain and renew managed care contractual arrangements on competitive terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.
Our future success depends, in part, on our ability to maintain and renew our existing managed care contracts and enter into new managed care contracts on competitive terms. For the year ended December 31, 2021, approximately 68%, or $9.985 billion, of our net patient service revenues for the hospitals and related outpatient facilities in our Hospital Operations segment was attributable to managed care payers, including Medicare and Medicaid managed care programs. In 2021, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 82% higher than our aggregate yield on a per‑admission basis from government payers, including managed Medicare and Medicaid insurance plans. Our ability to negotiate favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans, as well as add new facilities to our existing agreements at contracted rates, significantly affects our revenues and operating results. We currently have thousands of managed care contracts with various HMOs and PPOs; however, our top 10 managed care payers generated 61% of our managed care net patient service revenues for the year ended December 31, 2021. Because of this concentration, we may experience a short or long‑term adverse effect on our net operating revenues if we cannot renew, replace or otherwise mitigate the impact of expired contracts with significant payers. Furthermore, any disputes between us and significant managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows. At December 31, 2021, 67% of our net accounts receivable for our Hospital Operations segment was due from managed care payers.

Private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs, such as HMOs and PPOs. Any negotiated discount programs we agree to generally limit our ability to increase reimbursement rates to offset increasing costs. Furthermore, the ongoing trend toward consolidation among non‑government payers tends to increase their bargaining power over contract terms. Generally, we compete for these contracts on the basis of price, market reputation, geographic location, quality and range of services, caliber of the medical staff and convenience. Our relationships with payers, and reimbursement for the care we provide, may be further impacted by clinical and price transparency initiatives and out‑of‑network billing restrictions, including those in the No Surprises Act, which took effect January 1, 2022. In general, any material reductions in the contracted or out-of-network rates we receive for our services or any significant difficulties in collecting receivables from managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows.

The industry trends toward value-based purchasing and alternative payment models may negatively impact our revenues.
Value‑based purchasing and alternative payment model initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities, and may negatively impact our revenues if we are unable to meet expected quality standards. Medicare requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically, and the number of quality measures hospitals are required to report publicly has increased in recent years. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital‑acquired conditions (“HACs”), unless the conditions were present at admission. Hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year receive reduced Medicare reimbursements. Moreover, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider‑preventable conditions.

The ACA also created the CMS Innovation Center to develop and test innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or Children’s Health Insurance Program expenditures while preserving or enhancing the quality of care for beneficiaries. Congress has defined – both through the ACA and previous legislation – a number of specific demonstrations for CMS to conduct, including bundled payment models. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post‑discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health care. Provider participation in some of these models is voluntary; however, participation in certain other bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. We cannot predict what impact, if any, these demonstration programs will have on our inpatient volumes, net revenues or cash flows.

There are also trends among private payers toward value‑based purchasing and alternative payment models for healthcare services. Many large commercial payers expect hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. We expect value‑based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts.

We are unable at this time to predict how the industry trends toward value‑based purchasing and alternative payment models will affect our results of operations, but they could negatively impact our revenues, particularly if we are unable to meet the quality and cost standards established by both governmental and private payers.

Our hospitals, outpatient centers and other healthcare businesses operate in competitive environments, and competition in our markets can adversely affect patient volumes and other aspects of our operations.
We believe our hospitals and outpatient facilities compete within local communities on the basis of many factors, including: quality of care; location and ease of access; the scope and breadth of services offered; reputation; and the caliber of the facilities, equipment and employees. In addition, the competitive positions of hospitals and outpatient facilities depend in large part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who are members of the medical staffs of those facilities, as well as physicians who affiliate with and use outpatient centers as an extension of their practices.

Some of the hospitals that compete with our hospitals are owned by tax‑supported government agencies, and many others are owned by not‑for‑profit organizations that may have financial advantages not available to our facilities, including (1) support through endowments, charitable contributions and tax revenues, (2) access to tax‑exempt financing, and (3) exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. The existence or absence of state laws that require findings of need for construction and expansion of healthcare facilities or services may also impact competition. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments and imaging centers in the geographic areas in which we operate has increased significantly. Some of these facilities are physician‑owned. Moreover, we expect to encounter additional competition from system‑affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets in the future.

Another major factor in the competitive position of a hospital or outpatient facility is the scope of its relationships with managed care plans given that HMOs, PPOs, third‑party administrators and other third‑party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Generally, we compete for managed care contracts on the basis of price, market reputation, geographic location, quality and range of services, caliber of the medical staff and convenience. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Vertical integration efforts involving third‑party payers and healthcare providers, among other factors, may increase competitive challenges.

If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in patient volumes. Furthermore, healthcare consumers are now able to access hospital performance data on quality measures and patient satisfaction, as well as standard charges for services, to compare competing providers. The No Surprises Act created additional price transparency requirements beginning January 1, 2022, including requiring providers to send to health plans of insured patients and to uninsured patients good faith estimates of the expected charges and diagnostic codes prior to the scheduled dates of services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer patients.

It is essential to our ongoing business that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians.
The success of our business and clinical program development depends in large part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who are members of the medical staffs of our hospitals and other facilities, as well as physicians who affiliate with us and use our facilities as an extension of their practices. Physicians are often not employees of the hospitals or surgery centers at which they practice. Members of the medical staffs of our facilities also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our facilities or admit their patients to competing facilities at any time. In addition, although physicians who own interests in our facilities are generally subject to agreements restricting them from owning an interest in competitive facilities, we may not learn of, or be unsuccessful in preventing, our physician partners from acquiring interests in competitive facilities.

We expect to encounter increased competition from health insurers and private equity companies seeking to acquire providers in the areas where we operate physician practices and, where permitted by law, employ physicians. In 2021, we continued to experience challenges in recruiting and retaining physicians as a result of the prioritization of COVID-19 care and the challenges associated with relocating physicians during the pandemic. In some of our markets, physician recruitment and retention are affected by a shortage of qualified physicians in certain higher-demand clinical service lines and specialties. Furthermore, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the Stark law, the Anti‑kickback Statute, state anti‑kickback statutes and related regulations. All arrangements with physicians must also be fair market value and commercially reasonable. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment, and facilities that meet the needs of those physicians and their patients, physicians may choose not to refer patients to our facilities, admissions and outpatient visits may decrease, and our operating performance may decline.

Our labor costs have been, and we expect will continue to be, adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.
The operations of our facilities depend on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, as well as our employed physicians. There is a limited availability of experienced medical support personnel nationwide, and we compete with other healthcare providers in recruiting and retaining employees. Like others in the healthcare industry, we continue to experience a shortage of critical‑care nurses in certain disciplines and geographic areas. This shortage has been exacerbated by the COVID‑19 pandemic as more nurses choose to retire early, leave the workforce or take travel assignments. As a result of the aforementioned challenges, we have been and we may continue to be required to enhance wages and benefits to recruit and retain experienced employees, pay premiums above standard compensation for essential workers, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees, which we compete with other healthcare providers to secure. Furthermore, state‑mandated nurse‑staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit volumes, which would have a corresponding adverse effect on our net operating revenues. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increased labor union activity is another factor that can adversely affect our labor costs. At December 31, 2021, approximately 27% of the employees in our Hospital Operations segment were represented by labor unions. Less than 1% of the total employees in both our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 33 of our hospitals, the majority of which are in California, Florida and Michigan. Organizing activities by labor unions could increase our level of union representation in future periods, which could impact our labor costs.

When we are negotiating collective bargaining agreements with unions (whether such agreements are renewals or first contracts), work stoppages and strikes may occur, as they did at one of our hospitals in 2021. Extended strikes have had, and could in the future have, an adverse effect on our patient volumes, net operating revenues and labor costs at individual hospitals or in local markets.

Employee vaccine mandates may adversely impact our business.
In November 2021, CMS published an interim final rule that requires all staff at healthcare facilities subject to the regulation, except for those with approved medical or religious exemptions, to be vaccinated against COVID-19. On January 13, 2022, the U.S. Supreme Court ruled that CMS had proper legislative authority to issue the mandate, and – although it is still being challenged in the lower courts – the mandate is enforceable while the challenges continue. Following the Supreme Court’s decision, CMS released new guidance that will require healthcare workers in 25 states to get their first vaccination in February and their second dose before the end of March 2022. (The CMS guidance did not change the compliance dates for healthcare workers in 25 states where the mandate was already in effect; those workers were required to get their first vaccination by January 27 and be fully vaccinated or exempt from the requirement by February 28.)

We are taking steps to develop policies and procedures to enforce the mandate in all of our hospitals and other healthcare facilities that have not already adopted such a standard. It is currently not possible to predict with certainty the impact the CMS mandate will have on our workforce; however, we recognize that enforcement of the mandate could result in labor disruptions, attrition, including the loss of nurses and other skilled employees, and challenges in meeting future labor needs, which could have a material adverse effect on our ability to treat patients, as well as our financial condition, results of operations or cash flows.

Our business could be significantly and negatively impacted by security threats, catastrophic events and other disruptions affecting our information technology and related systems.
Our information technology systems are critical to the day‑to‑day operation of our business. We rely on our information technology to process, transmit and store clinical, financial and operational data that includes PHI, personally identifiable information, and proprietary and confidential business performance data. We utilize electronic health records and other information technology in connection with all of our operations, including our billing and other financial systems, supply chain and labor management tools. Our systems, in turn, interface with and rely on third‑party systems that we do not control, including medical devices and other processes supporting the interoperability of healthcare infrastructures. We monitor and routinely test our security systems and processes and have a diversified data network that provides redundancies as well as other measures designed to protect the integrity, security and availability of the data we process, transmit and store. However, the information technology and infrastructure we use, and the third‑party systems we interact with, have been, and will likely continue to be, subject to computer viruses, attacks by hackers, or breaches due to employee error or malfeasance. The COVID‑19 pandemic has placed additional stress on our information technology systems, and the risk of attack, breach or other disruption to these systems is elevated in the current environment. In particular, we face a heightened risk of cybersecurity threats targeting healthcare providers, including ransomware attacks.

In general, attacks on, or breaches or other disruptions to, our information technology assets or those of third parties that we rely upon could impact the integrity, security or availability of data we process, transmit or store. While we are not aware of having experienced a material breach of our systems, the preventive actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient in the future. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we continue to be required to expend significant additional resources to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information systems and infrastructure, and invest in new technology designed to mitigate security risks. Our insurance against cyber‑risks and attacks may not offset the financial impact of a material loss event.

Third parties to whom we outsource certain of our functions, or with whom our systems interface and who may, in some instances, store our sensitive and confidential data, are also subject to the risks outlined above and may not have or use controls effective to protect such information. An attack, breach or other system disruption affecting any of these third parties could similarly harm our business. Further, successful cyber‑attacks at other healthcare services companies, whether or not we are impacted, could lead to a general loss of consumer confidence in our industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures or of the healthcare industry in general, which could result in reduced use of our services.

Our networks and technology systems have experienced disruption due to events such as system implementations, upgrades, and other maintenance and improvements, and they are subject to disruption in the future for similar events, as well as catastrophic events, including a major earthquake, fire, hurricane, telecommunications failure, ransomware attack, terrorist attack or the like. Any breach, system interruption or unavailability of our information systems or of third-party systems with access to our data could result in: the unauthorized disclosure, misuse, loss or corruption of such data; interruptions and delays in our normal business operations (including the collection of revenues); patient harm; potential liability under privacy, security, consumer protection or other applicable laws; regulatory penalties; and negative publicity and damage to our reputation. Any of these could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Any future cost-reduction initiatives may not deliver the benefits we expect, and actions taken may adversely affect our business.
Our future financial performance and level of profitability may depend, in part, on various cost‑reduction initiatives, including our outsourcing certain functions unrelated to direct patient care. We may encounter challenges in executing cost‑reduction initiatives and not achieve the intended cost savings. In addition, we may face wrongful termination, discrimination or other legal claims from employees affected by any workforce reductions, and we may incur substantial costs defending against such claims, regardless of their merits. The threat of such claims may also significantly increase our severance costs. Workforce reductions, whether as a result of internal restructuring or in connection with outsourcing efforts, may result in the loss of numerous long‑term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities and the disruption of business continuity, all of which could negatively affect operational efficiencies and increase our operating expenses in the short term. Moreover, outsourcing and offshoring expose us to additional risks, such as reduced control over operational quality and timing, foreign political and economic instability, compliance and regulatory challenges, and natural disasters not typically experienced in the United States, such as volcanic activity and tsunamis.

Trends affecting our actual or anticipated results may require us to record charges that may negatively impact our results of operations.
As a result of factors that have negatively affected our industry generally and our business specifically, we have been, and in the future expect to be, required to record various charges in our results of operations. Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve each facility’s most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long‑lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material. We believe significant factors that contribute to adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could negatively impact our results of operations.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
At December 31, 2021, we had federal net operating loss (“NOL”) carryforwards of approximately $194 million pre‑tax available to offset future taxable income. Of these NOL carryforwards, $13 million will expire in the years 2026 to 2036, and $181 million has no expiration date. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a company’s taxable income that may be offset by the NOL carryforwards if it experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five‑percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three‑year period. (This is different from a change in beneficial ownership under applicable securities laws.) These ownership changes include purchases of common stock under share repurchase programs, a company’s offering of its stock, the purchase or sale of company stock by five‑percent shareholders, or the issuance or exercise of rights to acquire company stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards. Furthermore, we could be required to record a valuation allowance related to the amount of the NOL carryforwards that may not be realized, which could adversely impact our results of operations.

Risks Related to Acquisitions, Divestitures and Joint Ventures
When we acquire new assets or businesses, we become subject to various risks and uncertainties that could adversely affect our results of operations and financial condition.
We have completed a number of acquisitions in recent years, and we expect to pursue similar transactions in the future. A key business strategy for USPI, in particular, is the acquisition and development of facilities, primarily through the formation of joint ventures with physicians and health system partners. With respect to planned or future transactions, we cannot provide any assurances that we will be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve synergies or other benefits in a timely manner or at all. Furthermore, companies or operations we acquire may not be profitable or may not achieve the profitability that justifies the investments made. Businesses we acquire may also have pre‑existing unknown or contingent liabilities, including liabilities for failure to comply with applicable healthcare regulations. These liabilities could be significant, and, if we are unable to exclude them from the acquisition transaction or successfully obtain and pursue indemnification from a third party, they could harm our business and financial condition. In addition, we may face significant challenges in integrating personnel and financial and other systems. Future acquisitions could result in the incurrence of additional debt and contingent liabilities, potentially dilutive issuances of equity securities, and increased operating expenses, any of which could adversely affect our results of operations and financial condition.

We cannot provide any assurances that we will be successful in divesting assets we wish to sell.
We continue to exit service lines, businesses and markets that we believe are no longer strategic to our long‑term growth. In April 2021, we divested the majority of our urgent care centers and, in August 2021, we sold five Miami-area hospitals and certain related operations. We cannot provide any assurances that completed, planned or future divestitures or other strategic transactions will achieve their business goals or the benefits we expect.

We have in the past, and may in the future, fail to obtain applicable regulatory approvals, including FTC approvals, with respect to planned divestitures of assets or businesses. Moreover, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre-closing liabilities, recognize impairment charges (as discussed above) or agree to contractual restrictions that limit our ability to reenter a particular market, which may be material. Many of our acute care hospital divestitures also necessitate us entering into a transition services agreement with the buyer for information technology and other related services. As a consequence, we may be exposed to the financial status of the buyer for any payments under such transition services agreements or for transferred contractual liabilities, which could be significant.

Furthermore, our divestiture and other corporate development activities, including the potential spin‑off of Conifer, may present financial and operational risks, including (1) the diversion of management attention from existing core businesses, (2) adverse effects (including a deterioration in the related asset or business and, in Conifer’s case, the loss of existing clients and the difficulties associated with securing new clients) from the announcement of the planned or potential activity, and (3) the challenges associated with separating personnel and financial and other systems.

USPI and our hospital-based joint ventures depend on existing relationships with key health system partners. If we are unable to maintain historical relationships with these systems, or enter into new relationships, we may be unable to implement our business strategies successfully.
USPI and our hospital‑based joint ventures depend in part on the efforts, reputations and success of health system partners and the strength of our relationships with those systems. Our joint ventures could be adversely affected by any damage to those health systems’ reputations or to our relationships with them. In addition, damage to our business reputation could negatively impact the willingness of health systems to enter into relationships with us or USPI. If we are unable to maintain existing arrangements on favorable terms or enter into relationships with additional health system partners, we may be unable to implement our business strategies for our joint ventures successfully.

The remaining put/call arrangements associated with USPI, if settled in cash, will require us to utilize our cash flow or incur additional indebtedness to satisfy the payment obligations in respect of such arrangements.
We have a put/call agreement (the “Baylor Put/Call Agreement”) with Baylor that contains put and call options with respect to the 5% ownership interest Baylor holds in USPI. Each year starting in 2021, Baylor may put up to one-third of its total shares in USPI held as of April 1, 2017 (the “Baylor Shares”) by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares it could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call, which is mutually agreed-upon fair market value, in cash or shares of our common stock. Baylor did not deliver a put notice to us in January 2021 or January 2022. In February 2021, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares. We are continuing to negotiate the terms of that purchase. In February 2022, we notified Baylor of our intention to again exercise our call option to purchase an additional 33.3% of the Baylor Shares. The amount and timing of the payments related to the exercise of our call options in 2021 and 2022, as well as payments related to future put or call decisions under the Baylor Put/Call Agreement, are currently uncertain.

Put and call arrangements, to the extent settled in cash, may require us to dedicate a substantial portion of our cash flow to satisfy our payment obligations in respect of such arrangements, which may reduce the amount of funds available for our operations, capital expenditures and corporate development activities. Similarly, we may be required to incur additional indebtedness to satisfy our payment obligations in respect of such arrangements, which could have important consequences to our business and operations, as described more fully below.

Our joint venture arrangements are subject to a number of operational risks that could have a material adverse effect on our business, results of operations and financial condition.
We have invested in a number of joint ventures with other entities when circumstances warranted the use of these structures, and we may form additional joint ventures in the future. These joint ventures may not be profitable or may not achieve the profitability that justifies the investments made. Furthermore, the nature of a joint venture requires us to consult with and share certain decision‑making powers with unaffiliated third parties, some of which may be not‑for‑profit health systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our results of operations could be adversely affected or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results of operations could be adversely affected. In addition, our relationships with not‑for‑profit health systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current revenue rulings published by the Internal Revenue Service, as well as case law relevant to joint ventures between for‑profit and not‑for‑profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not‑for‑profit health systems and related joint venture arrangements.

Our participation in joint ventures is also subject to the risks that:

•We could experience an impasse on certain decisions because we do not have sole decision‑making authority, which could require us to expend additional resources on resolving such impasses or potential disputes.

•We may not be able to maintain good relationships with our joint venture partners (including health systems), which could limit our future growth potential and could have an adverse effect on our business strategies.

•Our joint venture partners could have investment or operational goals that are not consistent with our corporate‑wide objectives, including the timing, terms and strategies for investments or future growth opportunities.

•Our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their other obligations as joint venture partners, which may require us to infuse our own capital into any such venture on behalf of the related joint venture partner or partners despite other competing uses for such capital.

•Many of our existing joint ventures require that one of our wholly owned affiliates provide a working capital line of credit to the joint venture, which could require us to allocate substantial financial resources to the joint venture potentially impacting our ability to fund our other short‑term obligations.

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

•Certain corporate‑wide or strategic transactions may also trigger other contractual rights held by a joint venture partner (including termination or liquidation rights) depending on how the transaction is structured, which could impact our ability to complete such transactions.

•Our joint venture arrangements that involve financial and ownership relationships with physicians and others who either refer or influence the referral of patients to our hospitals or other healthcare facilities are subject to greater regulatory scrutiny from government enforcement agencies. While we endeavor to comply with the applicable safe harbors under the Anti‑kickback Statute, certain of our current arrangements, including joint venture arrangements, do not qualify for safe harbor protection.

Risks Related to Conifer
We cannot provide any assurances that we will be successful in completing the proposed spin-off of Conifer.
We cannot predict the outcome of the process we are undertaking to pursue a tax‑free spin‑off of Conifer. We cannot provide any assurances regarding the timeframe for completing the spin‑off, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin‑off will be met, or that the spin‑off will be completed at all. We also cannot provide any assurances that the proposed spin‑off of Conifer, if consummated, will achieve the business goals or the benefits we expect. Additional risks regarding our divestiture and other corporate development activities, including the potential spin‑off of Conifer are described above under “We cannot provide any assurances that we will be successful in divesting assets in non‑core markets.”

A spin-off of Conifer could adversely affect our earnings and cash flows.
Conifer contributes a significant portion of our earnings and cash flows. Although there can be no assurance that the Conifer spin‑off process will result in a consummated transaction, any separation of all or a portion of Conifer’s business could adversely affect our earnings and cash flows.

Conifer operates in a highly competitive industry, and its current or future competitors may be able to compete more effectively than Conifer does, which could have a material adverse effect on Conifer’s margins, growth rate and market share.
We are continuing to market Conifer’s revenue cycle management, patient communications and engagement services, and value‑based care solutions businesses. The timing and uncertainty associated with our spin‑off plans for Conifer may have an adverse impact on Conifer’s ability to secure new clients. There can be no assurance that Conifer will be successful in generating new client relationships, including with respect to hospitals we or Conifer’s other clients sell, as the respective buyers of such hospitals may not continue to use Conifer’s services or, if they do, they may not do so under the same contractual terms. The market for Conifer’s solutions is highly competitive, and we expect competition may intensify in the future. Conifer faces competition from existing participants and new entrants to the revenue cycle management market, as well as from the staffs of hospitals and other healthcare providers who handle these processes internally. In addition, electronic medical record software vendors may expand into services offerings that compete with Conifer. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and client requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential clients might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

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
At December 31, 2021, we had approximately $15.646 billion of total long‑term debt, as well as $139 million in standby letters of credit outstanding in the aggregate under our senior secured revolving credit facility (as amended, “Credit Agreement”) and our letter of credit facility agreement (as amended, “LC Facility”). Our Credit Agreement is collateralized by eligible inventory and patient accounts receivable, including receivables for Medicaid supplemental payments, of substantially all of our wholly owned acute care and specialty hospitals, and our LC Facility is guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal‑ranking basis with our existing senior secured notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities, depending on our needs and financing alternatives available at that time.

The interest expense associated with our indebtedness offsets a substantial portion of our operating income. During 2021, our interest expense was $923 million and represented 32% of our $2.871 billion of operating income. As a result, relatively small percentage changes in our operating income can result in a relatively large percentage change in our net income and earnings per share, both positively and negatively. In addition:

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

•Our operations are capital intensive and require significant investment to maintain buildings, equipment, software and other assets. Our substantial indebtedness could limit our ability to obtain additional financing to fund future capital expenditures, as well as working capital, acquisitions or other needs.

•Our significant indebtedness may result in the market value of our stock being more volatile, potentially resulting in larger investment gains or losses for our shareholders, than the market value of the common stock of other companies that have a relatively smaller amount of indebtedness.

•A significant portion of our outstanding debt is subject to early prepayment penalties, such as make‑whole premiums; as a result, it may be costly to pursue debt repayment as a deleveraging strategy.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, including those required for physical plant maintenance or operation of our existing facilities, for integrating our historical acquisitions or for future corporate development activities, and such reduction or delay could continue for years. We also may be forced to sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations, or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement, our LC Facility and the indentures governing our outstanding notes.

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

•enter into sale and lease‑back transactions;

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

Despite current indebtedness levels, we have the ability and may decide to incur substantially more debt or otherwise increase our leverage. This could further exacerbate the risks described above.
We have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our Credit Agreement, our LC Facility and the indentures governing our outstanding notes. We may decide to incur additional secured or unsecured debt in the future to finance our operations and any judgments or settlements or for other business purposes. Similarly, if we complete the proposed spin‑off of Conifer or continue to sell assets and do not use the proceeds to repay debt, this could further increase our financial leverage.

Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.9 billion, with a $200 million subfacility for standby letters of credit. Based on our eligible receivables, $1.797 billion was available for borrowing under the Credit Agreement at December 31, 2021. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At December 31, 2021, we had no cash borrowings outstanding under the Credit Agreement, and we had $139 million of standby letters of credit outstanding in the aggregate under the Credit Agreement and the LC Facility. If new indebtedness is added or our leverage increases, the related risks that we now face could intensify.

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

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THC.” As of February 11, 2022, there were 3,578 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229‑8416.

Equity Compensation. Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of this report, as well as Note 10 to our Consolidated Financial Statements, for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph. The following graph shows the cumulative, five‑year total return for our common stock compared to the following indices:

•The S&P 500, a stock market index that measures the equity performance of 500 large companies listed on the stock exchanges in the United States (in which we are not included);

•The S&P 500 Health Care, a stock market index comprised of those companies included in the S&P 500 that are classified as part of the healthcare sector (in which we are not included); and

•A group made up of us and our healthcare provider peers (namely, Community Health Systems, Inc. (CYH), HCA Healthcare, Inc. (HCA), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS)), which we refer to as our “Peer Group” herein.

Performance data assumes that $100.00 was invested on December 31, 2016 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Moreover, in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations, the returns of each company in our Peer Group have been weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stock price performance shown in the graph is not necessarily indicative of future stock price performance. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$600
$500
$400
$300
$200
$100
$0
12/16
12/17
12/18
12/19
12/20
12/21
Tenet Healthcare Corporation
S&P 500
S&P Health Care
Peer Group

	At December 31,
	2016	2017	2018	2019	2020	2021
Tenet Healthcare Corporation	$100.00	$102.16	$115.50	$256.27	$269.07	$550.47
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P Health Care	$100.00	$122.08	$129.97	$157.04	$178.15	$224.70
Peer Group	$100.00	$114.37	$150.52	$186.65	$203.55	$306.40

ITEM 6. RESERVED

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
•Liquidity and Capital Resources
•Recently Issued Accounting Standards
•Critical Accounting Estimates

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At December 31, 2021, our subsidiaries operated 60 hospitals serving primarily urban and suburban communities in nine states. In April 2021, we completed the sale of the majority of the urgent care centers previously held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, we completed the sale of five Miami‑area hospitals and certain related operations (the “Miami Hospitals”) held by our Hospital Operations segment in August 2021.

Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”), in which we hold an ownership interest of approximately 95%. At December 31, 2021, USPI had interests in 399 ambulatory surgery centers (“ASCs”) (249 consolidated) and 24 surgical hospitals (eight consolidated) in 34 states. At December 31, 2020, our Ambulatory Care segment also included 40 urgent care centers that were classified as held for sale and 24 imaging centers. In April 2021, we completed the divestiture of the 40 urgent care centers and transferred the 24 imaging centers to our Hospital Operations segment.

Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients, through our Conifer Holdings, Inc. subsidiary (“Conifer”). At December 31, 2021, Conifer provided services to approximately 650 Tenet and non‑Tenet hospitals and other clients nationwide. Nearly all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we owned an interest of approximately 76% at December 31, 2021, or by one of its direct or indirect wholly owned subsidiaries.

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per‑adjusted‑patient‑admission and per‑adjusted‑patient‑day amounts). Continuing operations information includes the results of our same 60 hospitals operated throughout the years ended December 31, 2021 and 2020, and the Miami Hospitals we sold in August 2021. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable. In addition, we present certain metrics on a per‑adjusted‑patient‑admission and per‑adjusted‑patient‑day basis to show trends other than volume.

In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes the results of our same 60 hospitals operated throughout the years ended December 31, 2021 and 2020, and excludes the results of the Miami Hospitals we sold in August 2021 and the results of our discontinued operations. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

MANAGEMENT OVERVIEW
RECENT DEVELOPMENTS
Redemption of Senior Secured First Lien Notes—On February 9, 2022, we called for the redemption of all $700 million aggregate principal amount outstanding of our 7.500% senior secured first lien notes due 2025 (“2025 Senior Secured First Lien Notes”). The 2025 Senior Secured First Lien Notes will be redeemed for an anticipated amount of approximately $730 million on February 23, 2022 using cash on hand. We expect this transaction will lower our future annual cash interest payments by approximately $53 million.

Exercise of Call Option to Purchase Additional Ownership Interest in USPI—We have a put/call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) with respect to Baylor’s 5% ownership in USPI. In February 2022, we notified Baylor of our intention to exercise our call option under the Baylor Put/Call Agreement to purchase 33.3% of the USPI shares held by Baylor as of April 1, 2017. The amount and timing of the payment related to the exercise of our call option are currently uncertain. See Note 18 to the accompanying Consolidated Financial Statements for additional information related to the Baylor Put/Call Agreement.

IMPACT OF THE COVID-19 PANDEMIC
The spread of COVID‑19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and also adversely affected our net operating revenues in the years ended December 31, 2021 and 2020. Restrictive measures, including travel bans, social distancing, quarantines and shelter‑in‑place orders, reduced the number of procedures performed at our facilities, as well as the volume of emergency room and physician office visits. We began experiencing improvement in patient volumes in May 2020 as various states eased stay‑at‑home restrictions and our facilities were permitted to resume elective surgeries and other procedures; however, the COVID‑19 pandemic generally and, most recently, the spread of the Delta variant and emergence of the Omicron variant continue to impact all three segments of our business, as well as our patients, communities and employees. Broad economic factors resulting from the pandemic, including higher inflation, increased unemployment rates in certain areas in which we operate and reduced consumer spending, continued to impact our patient volumes, service mix and revenue mix in 2021. The pandemic also continued to have an adverse effect on our operating expenses to varying degrees in 2021. As further described below, we have been required to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. In addition, we have experienced significant price increases in medical supplies, particularly for personal protective equipment (“PPE”), and we have encountered supply‑chain disruptions, including shortages and delays.

As described under “Sources of Revenue for Our Hospital Operations Segment” below, various legislative actions have mitigated some of the economic disruption caused by the COVID‑19 pandemic on our business. Additional funding for the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”) was among the provisions of the COVID‑19 relief legislation. In the years ended December 31, 2021 and 2020, we received cash payments of $215 million and $974 million, respectively, due to grants from the Provider Relief Fund and other state and local grant programs. We recognized $191 million and $882 million, respectively, from these funds as grant income and $14 million and $17 million, respectively, in equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations during the years ended December 31, 2021 and 2020.

Throughout MD&A, we have provided additional information on the impact of the COVID‑19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. The ultimate extent and scope of the pandemic and its future impact on our business remain unknown. For information about risks and uncertainties related to COVID‑19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part I of this report.

TRENDS AND STRATEGIES
As described above and throughout MD&A, we experienced a significant disruption to our business in 2020 and 2021 due to the COVID‑19 pandemic. Although we have seen improvement in our patient volumes, we continue to experience negative impacts of the pandemic on our business in varying degrees. Most recently, in the second half of 2021, we experienced significant acceleration in COVID‑19 cases associated with the Delta variant, with a peak in such cases in late August 2021, and the Omicron variant, which emerged in November 2021 to drive a new COVID‑19 surge. Throughout the COVID‑19 pandemic, we have taken, and we continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues. We have issued new senior unsecured notes and senior secured first lien notes, redeemed existing senior unsecured notes and senior secured first lien notes, including those with the highest interest rate and nearest maturity date of all of our long‑term debt, and amended our revolving credit facility. We also decreased our employee headcount throughout the organization at the outset of the COVID‑19 pandemic, and we deferred certain operating expenses that were not expected to impact our response to the pandemic. In addition, we reduced certain variable costs across the enterprise. Together with government relief packages, we believe these actions supported our continued operation during the initial uncertainty caused by the COVID‑19 pandemic and continue to do so. For further information on our liquidity, see “Liquidity and Capital Resources” below.

We have experienced, and continue to experience, increased competition with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is a limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of critical‑care nurses in certain disciplines and geographic areas. This shortage has been exacerbated by the COVID‑19 pandemic as more nurses choose to retire early, leave the workforce or take travel assignments. In some areas, the increased demand for care of COVID‑19 patients in our hospitals, as well as the direct impact of COVID‑19 on physicians, employees and their families, have put a strain on our resources and staff. Over the past two years, we have had to rely on higher-cost temporary and contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we have thus far seen such disruptions continue into 2022, and we expect they may endure through the duration of the pandemic.

We believe that several key trends are also continuing to shape the demand for healthcare services: (1) consumers, employers and insurers are actively seeking lower‑cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the growing aging population requires greater chronic disease management and higher‑acuity treatment; and (4) consolidation continues across the entire healthcare sector. In addition, the healthcare industry, in general, and the acute care hospital business, in particular, have experienced significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to limit, alter or repeal the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). It is difficult to predict the full impact of regulatory uncertainty on our future revenues and operations.

Expansion of Our Ambulatory Care Segment—In response to these trends, we continue to focus on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth, construction of new outpatient centers and strategic partnerships. During the years ended December 31, 2021 and 2020, we invested $1.315 billion and $1.200 billion, respectively, to acquire ownership interests in new, or increase our existing ownership in, ambulatory care facilities. This activity included the acquisition of ownership interests in 86 ASCs and related ambulatory support services (collectively, the “SCD Centers”) from Surgical Center Development #3, LLC and Surgical Center Development #4, LLC (“SCD”) in December 2021. The newly acquired facilities augmented our Ambulatory Care segment’s existing musculoskeletal service line and expanded the number of markets it serves. In addition, USPI and SCD’s principals entered into a joint venture and development agreement under which USPI will have the exclusive option to partner with affiliates of SCD on the future development of a minimum target of 50 de novo ASCs over a period of five years.

During the year ended December 31, 2021, we also acquired controlling interests in four ASCs in Maryland, two in each of Florida, Georgia and Texas and one in Arizona. We also opened four new ASCs – one each in Montana, Nevada, New Mexico and Tennessee. We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost reduction measures, comprised primarily of workforce reductions in 2019 (including streamlining corporate overhead and centralized support functions), the consolidation of office locations, and the continuing renegotiation of contracts with suppliers and vendors. Moreover, we established offshore support operations at our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives and our cost‑saving efforts in response to the COVID‑19 pandemic in the years ended December 31, 2021, 2020 and 2019, and we could incur additional such charges if we identify other areas that can be transitioned offshore.

We also continue to exit service lines, businesses and markets that we believe are no longer a core part of our long‑term growth strategy. In April 2021, we divested the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. In addition, we sold our former Miami Hospitals in August 2021. We intend to continue to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher‑return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.

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

Driving Conifer’s Growth While Pursuing a Tax-Free Spin-Off—We previously announced a number of actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of strategic alternatives for Conifer. In July 2019, we announced our intention to pursue a tax‑free spin‑off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin‑off is subject to a number of conditions, including, among others, assurance that the separation will be tax‑free for U.S. federal income tax purposes, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the SEC, and final approval from our board of directors. Although in March 2021 we entered into a month‑to‑month agreement amending and updating certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals (“Amended RCM Agreement”), the execution of a comprehensive amendment to and restatement of the master services agreement between Conifer and Tenet remains an additional prerequisite to the spin‑off of Conifer. If consummated, this transaction is expected to potentially enhance shareholder value and, to a lesser degree, the level of Tenet’s debt through a tax‑free debt‑for‑debt exchange. There can be no assurance regarding the timeframe for completion of the Conifer spin‑off, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin‑off will be met, or that it will be completed at all.

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

Reducing Our Leverage Over Time—All of our outstanding long‑term debt has a fixed rate of interest, except for outstanding borrowings, if any, under our revolving credit facility, and the maturity dates of our notes are staggered from 2023 through 2031. We believe that our capital structure minimizes the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. During the year ended December 31, 2021, we retired approximately $2.988 billion aggregate principal amount of certain of our senior unsecured notes and senior secured first lien notes. These notes were retired using proceeds from the June 2021 sale of $1.400 billion aggregate principal amount of 4.250% senior secured first lien notes due 2029 (the “2029 Senior Secured First Lien Notes”), the proceeds from the sale of the Miami Hospitals in August 2021 and cash on hand. These transactions reduced future annual cash interest expense payments by approximately $96 million. Moreover, on February 9, 2022, we called for the redemption of all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes. We anticipate redeeming the notes using cash on hand. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.

Our ability to execute on our strategies and respond to the aforementioned trends is subject to the extent and scope of the impact on our operations of the COVID‑19 pandemic, as well as a number of other risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward‑Looking Statements and Risk Factors sections in Part I of this report.

RECENT RESULTS OF OPERATIONS
We have provided below certain selected operating statistics for the three months ended December 31, 2021 and 2020 on a continuing operations basis. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate.

	Continuing Operations
	Three Months Ended December 31,		Increase (Decrease)
Selected Operating Statistics	2021	2020
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	60	65	(5)	(1)
Total admissions	133,809	152,694	(12.4)%
Adjusted patient admissions(2)	241,008	261,097	(7.7)%
Paying admissions (excludes charity and uninsured)	127,092	143,195	(11.2)%
Charity and uninsured admissions	6,717	9,499	(29.3)%
Admissions through emergency department	99,772	114,887	(13.2)%
Emergency department visits, outpatient	531,737	466,179	14.1%
Total emergency department visits	631,509	581,066	8.7%
Total surgeries	88,504	95,467	(7.3)%
Patient days — total	713,947	790,522	(9.7)%
Adjusted patient days(2)	1,253,882	1,322,063	(5.2)%
Average length of stay (days)	5.34	5.18	3.1%
Average licensed beds	15,379	17,203	(10.6)%
Utilization of licensed beds(3)	50.5%	49.9%	0.6%	(1)
Total visits	1,451,683	1,441,157	0.7%
Paying visits (excludes charity and uninsured)	1,364,789	1,350,576	1.1%
Charity and uninsured visits	86,894	90,581	(4.1)%
Ambulatory Care:
Total consolidated facilities (at end of period)	257	290	(33)	(1)
Total consolidated cases	308,402	566,519	(45.6)%

(1)	The change is the difference between the 2021 and 2020 amounts shown.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total admissions decreased by 18,885, or 12.4%, in the three months ended December 31, 2021 compared to the three months ended December 31, 2020, and total surgeries decreased by 6,963, or 7.3%, in the 2021 period compared to the 2020 period. Total emergency department visits increased 8.7% in the three months ended December 31, 2021 compared to the same period in the prior year. The decrease in our patient volumes from continuing operations in the three months ended

December 31, 2021 compared to the three months ended December 31, 2020 is primarily attributable to the sale of the Miami Hospitals in August 2021. The decrease of Ambulatory Care total consolidated cases of 45.6% in the three months ended December 31, 2021 compared to the 2020 period is primarily due to the divestiture of USPI’s urgent care centers and the realignment of its imaging centers under our Hospital Operations segment.

	Continuing Operations
	Three Months Ended December 31,		Increase (Decrease)
Revenues	2021	2020
Net operating revenues:
Hospital Operations prior to inter-segment eliminations	$3,910	$4,065	(3.8)%
Ambulatory Care	742	649	14.3%
Conifer	324	344	(5.8)%
Inter-segment eliminations	(120)	(143)	(16.1)%
Total	$4,856	$4,915	(1.2)%

Net operating revenues decreased by $59 million, or 1.2%, in the three months ended December 31, 2021 compared to the same period in 2020, primarily due to the sale of the Miami Hospitals and the divestiture of the urgent care centers previously held by our Hospital Operations and Ambulatory Care segments. During the three months ended December 31, 2021 and 2020, we recognized net grant income of $138 million and $437 million, respectively, which amounts are not included in net operating revenues.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 57.0 days at December 31, 2021 and 55.6 days at December 31, 2020, compared to our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets. The AR Days calculation excludes (i) urgent care centers operated under the MedPost and CareSpot brands, which we divested in April 2021, (ii) the Miami Hospitals, which we sold in August 2021, and (iii) our California provider fee revenues.

	Continuing Operations
	Three Months Ended December 31,		Increase (Decrease)
Selected Operating Expenses	2021	2020
Hospital Operations:
Salaries, wages and benefits	$1,841	$1,892	(2.7)%
Supplies	649	674	(3.7)%
Other operating expenses	875	910	(3.8)%
Total	$3,365	$3,476	(3.2)%
Ambulatory Care:
Salaries, wages and benefits	$178	$171	4.1%
Supplies	188	149	26.2%
Other operating expenses	94	91	3.3%
Total	$460	$411	11.9%
Conifer:
Salaries, wages and benefits	$169	$162	4.3%
Supplies	1	1	—%
Other operating expenses	60	70	(14.3)%
Total	$230	$233	(1.3)%
Total:
Salaries, wages and benefits	$2,188	$2,225	(1.7)%
Supplies	838	824	1.7%
Other operating expenses	1,029	1,071	(3.9)%
Total	$4,055	$4,120	(1.6)%
Rent/lease expense(1):
Hospital Operations	$71	$74	(4.1)%
Ambulatory Care	25	25	—%
Conifer	2	3	(33.3)%
Total	$98	$102	(3.9)%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended December 31,		Increase (Decrease)
Selected Operating Expenses per Adjusted Patient Admission	2021	2020
Hospital Operations:
Salaries, wages and benefits per adjusted patient admission(1)	$7,634	$7,244	5.4%
Supplies per adjusted patient admission(1)	2,692	2,583	4.2%
Other operating expenses per adjusted patient admission(1)	3,632	3,480	4.4%
Total per adjusted patient admission	$13,958	$13,307	4.9%

(1)	Calculation excludes the expenses from our now-divested health plan businesses. Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits for our Hospital Operations segment decreased $51 million, or 2.7%, in the three months ended December 31, 2021 compared to the same period in 2020. This change was primarily attributable to the sale of the Miami Hospitals in August 2021 and our continued focus on cost-reduction measures and corporate efficiencies, partially offset by increased contract labor costs, increased overtime expense and annual merit increases for certain of our employees. On a per‑adjusted‑patient‑admission basis, salaries, wages and benefits increased 5.4% in the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to lower adjusted patient admissions and the expenses mentioned above.

Supplies expense for our Hospital Operations segment decreased $25 million, or 3.7%, during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This decrease was primarily attributable to the sale of the Miami Hospitals, the decrease in patient volumes during the 2021 period and our cost-efficiency measures, partially offset by increased costs for certain supplies as a result of the COVID-19 pandemic and higher patient acuity. On a per‑adjusted‑patient‑admission basis, supplies expense increased 4.2% in the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to higher patient acuity and increased costs of certain supplies as a result of the COVID-19 pandemic.

Other operating expenses for our Hospital Operations segment decreased $35 million, or 3.8%, in the three months ended December 31, 2021 compared to the same period in 2020. The decrease was primarily attributable to the sale of the Miami Hospitals and our cost-efficiency measures. On a per‑adjusted‑patient‑admission basis, other operating expenses in the three months ended December 31, 2021 increased 4.4% compared to the three months ended December 31, 2020. This increase was primarily due to lower adjusted patient admissions and the proportionally higher level of fixed costs (e.g., rent expense) in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.364 billion at December 31, 2021 compared to $2.292 billion at September 30, 2021.

Significant cash flow items in the three months ended December 31, 2021 included:

•Net cash provided by operating activities before interest, taxes, discontinued operations, impairment and restructuring charges, and acquisition‑related costs, and litigation costs and settlements of $704 million, including $140 million received from federal, state and local grants, $186 million of Medicare advances recouped and repaid, and a $128 million payment of payroll taxes deferred during 2020;

•Proceeds from the issuance of $1.450 billion aggregate principal amount of our 4.375% senior secured first lien notes due 2030 (the “2030 Senior Secured First Lien Notes”), which were primarily used to acquire the SCD Centers in December 2021;

•$1.156 billion of payments for purchases of businesses or joint venture interests;

•Capital expenditures of $304 million;

•Interest payments of $273 million;

•$107 million of distributions paid to noncontrolling interests;

•Purchase of marketable securities and equity investments of $85 million; and

•$78 million of Medicare advances recouped and repaid by our unconsolidated affiliates for which we provide cash management services.

Net cash provided by operating activities was $1.568 billion in the year ended December 31, 2021 compared to $3.407 billion in the year ended December 31, 2020. Key factors contributing to the change between 2021 and 2020 include the following:

•An increase in operating income of $1.031 billion before net losses on sales, consolidation and deconsolidation of facilities; litigation and investigation costs; impairment and restructuring charges and acquisition-related costs; depreciation and amortization; loss (income) from divested and closed businesses; and income recognized from government relief packages;

•$512 million of Medicare advances recouped and repaid in the year ended December 31, 2021 compared to $1.393 billion of Medicare advances received in the year ended December 31, 2020;

•$178 million of cash received from federal, state and local grants in 2021 compared to $900 million received in 2020;

•A $128 million payment in 2021 of payroll taxes deferred pursuant to COVID-19 legislation compared to the deferral of $260 million of payroll taxes in 2020;

•Lower interest payments of $25 million in 2021;

•Higher income tax payments of $80 million in 2021;

•A decrease of $180 million in payments for restructuring charges, acquisition‑related costs, and litigation costs and settlements in 2021; and

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

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Years Ended December 31,
Net Patient Service Revenues Less Implicit Price Concessions from:	2021	2020	2019
Medicare	17.7%	19.8%	20.1%
Medicaid	8.5%	7.9%	8.3%
Managed care(1)	67.7%	66.3%	66.2%
Uninsured	1.3%	1.2%	0.7%
Indemnity and other	4.8%	4.8%	4.7%

(1)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2021	2020	2019
Medicare	20.8%	22.8%	24.8%
Medicaid	5.8%	6.2%	6.2%
Managed care(1)	64.4%	61.8%	60.3%
Charity and uninsured	5.8%	6.3%	6.0%
Indemnity and other	3.2%	2.9%	2.7%

(1)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS
The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 63 million individuals rely on healthcare benefits through Medicare, and approximately 83 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co‑administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also co‑administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year (“FFY”) 2027.

The Affordable Care Act
The Affordable Care Act extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The expansion of Medicaid in 38 states (including four of the nine states in which we operate acute care hospitals) and the District of Columbia is currently financed through:

•negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and

•reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and, under current law, are scheduled to commence for Medicaid payments in FFY 2024.

The ACA also includes measures designed to promote quality and cost efficiency in healthcare delivery and provisions intended to strengthen fraud and abuse enforcement.

The initial expansion of health insurance coverage under the ACA resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions. Although a substantial portion of our patient volumes and, as a result, our revenues has historically been derived from government healthcare programs, reductions to our reimbursement under the Medicare and Medicaid programs as a result of the ACA have been partially offset by increased revenues from providing care to previously uninsured individuals.

The healthcare industry, in general, and the acute care hospital business, in particular, have experienced significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to limit, alter or repeal the ACA. Since 2010, various states, private entities and individuals have challenged parts or all of the ACA numerous times in state and federal courts, and the U.S. Supreme Court has issued decisions in three such cases, most recently in June 2021. Various state legislatures have also challenged parts or all of the ACA through legislation, while other states have acted to safeguard the ACA by codifying certain provisions into state law. We cannot predict what future action, if any, Congress might take with respect to the ACA. Furthermore, we are unable to predict the impact on our future revenues and operations of (1) court challenges to the ACA, (2) administrative, regulatory and legislative changes, including the possibility of expansion of government‑sponsored coverage, or (3) market reactions to those changes. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.

Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $2.615 billion, $2.695 billion, and $2.888 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided below. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Acute Care Hospital Inpatient Prospective Payment System
Medicare Severity-Adjusted Diagnosis-Related Group Payments—Sections 1886(d) and 1886(g) of the Social Security Act set forth a system of payments for the operating and capital costs of inpatient acute care hospital admissions based on a prospective payment system (“PPS”). Under the inpatient prospective payment systems (“IPPS”), Medicare payments for hospital inpatient operating services are made at predetermined rates for each hospital discharge. Discharges are classified according to a system of Medicare severity‑adjusted diagnosis‑related groups (“MS‑DRGs”), which categorize patients with similar clinical characteristics that are expected to require similar amounts of hospital resources. CMS assigns to each MS‑DRG a relative weight that represents the average resources required to treat cases in that particular MS‑DRG, relative to the average resources used to treat cases in all MS‑DRGs.

The base payment amount for the operating component of the MS‑DRG payment is comprised of an average standardized amount that is divided into a labor‑related share and a nonlabor-related share. Both the labor‑related share of operating base payments and the base payment amount for capital costs are adjusted for geographic variations in labor and capital costs, respectively. Using diagnosis and procedure information submitted by the hospital, CMS assigns to each discharge an MS‑DRG, and the base payments are multiplied by the relative weight of the MS‑DRG assigned. The MS‑DRG operating and capital base rates, relative weights and geographic adjustment factors are updated annually, with consideration given to: the increased cost of goods and services purchased by hospitals; the relative costs associated with each MS‑DRG; changes in labor data by geographic area; and other policies. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital’s operating and capital costs.

Outlier Payments—Outlier payments are additional payments made to hospitals on individual claims for treating Medicare patients whose medical conditions are costlier to treat than those of the average patient in the same MS‑DRG. To qualify for a cost outlier payment, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS‑DRG by a fixed threshold updated annually by CMS. A Medicare Administrative Contractor (“MAC”) calculates the cost of a claim by multiplying the billed charges by an average cost‑to‑charge ratio that is typically based on the hospital’s most recently filed cost report. Generally, if the computed cost exceeds the sum of the MS‑DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

Under the Social Security Act, CMS must project aggregate annual outlier payments to all PPS hospitals to be not less than 5% or more than 6% of total MS‑DRG payments (“Outlier Percentage”). The Outlier Percentage is determined by dividing total outlier payments by the sum of MS‑DRG and outlier payments. CMS annually adjusts the fixed threshold to bring projected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing: (1) the number of cases that qualify for outlier payments; and (2) the dollar amount hospitals receive for those cases that qualify for outlier payments. Under certain conditions, outlier payments are subject to reconciliation based on more recent data.

Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low‑income patients. Prior to October 1, 2013, DSH payments were based on each hospital’s low income utilization for each payment year (the “Pre‑ACA DSH Formula”). The ACA revised the Medicare DSH adjustment effective for discharges occurring on or after October 1, 2013. Under the revised methodology, hospitals receive 25% of the amount they previously would have received under the Pre‑ACA DSH Formula. This amount is referred to as the “Empirically Justified Amount.”

Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC‑DSH Amount”). The UC‑DSH Amount is a hospital’s share of a pool of funds that the CMS Office of the Actuary estimates would equal 75% of Medicare DSH that otherwise would have been paid under the Pre‑ACA DSH Formula, adjusted for changes in the percentage of individuals that are uninsured. Generally, the factors used to calculate and distribute UC‑DSH Amounts are set forth in the ACA and are not subject to administrative or judicial review. The statute requires that each hospital’s cost of uncompensated care (i.e., charity and bad debt) as a percentage of the total uncompensated care cost of all DSH hospitals be used to allocate the pool. As of December 31, 2021, 49 of our acute care hospitals in continuing operations qualified for Medicare DSH payments.

The statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates. We are unable to predict what action the Secretary of HHS might take with respect to the DSH calculation for prior periods in this regard or the outcome of the litigation; however, a favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for the increased expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. As of December 31, 2021, 30 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments.

IPPS Quality Adjustments—The ACA also authorizes the following quality adjustments to Medicare IPPS payments:

•Value‑Based Purchasing (“VBP”) – Under the VBP program, IPPS operating payments to hospitals are reduced by 2% to fund value‑based incentive payments to eligible hospitals based on their overall performance on a set of quality measures;

•Hospital Readmission Reduction Program – Under this program, IPPS operating payments to hospitals with excess readmissions are reduced up to a maximum of 3% of base MS‑DRG payments; and

•Hospital‑Acquired Conditions Reduction Program – Under this program, overall inpatient payments are reduced by 1% for hospitals in the worst performing quartile of risk‑adjusted quality measures for reasonable preventable hospital‑acquired conditions.

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

Inpatient Psychiatric Facility Prospective Payment System
The inpatient psychiatric facility (“IPF”) prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS is based on prospectively determined per‑diem rates and includes an outlier policy that authorizes additional payments for extraordinarily costly cases. As of December 31, 2021, 19 of our general hospitals in continuing operations operated IPF units.

Inpatient Rehabilitation Prospective Payment System
Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF‑PPS”). Payments under the IRF‑PPS are made on a per-discharge basis. The IRF‑PPS uses federal prospective payment rates across distinct case‑mix groups established by a patient classification system. As of December 31, 2021, we operated one freestanding IRF, and 17 of our general hospitals in continuing operations operated IRF units.

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

Medicare Claims Reviews
HHS estimates that the overall 2021 Medicare FFS improper payment rate for the program is approximately 6.3%. The 2021 error rate for Hospital IPPS payments is approximately 2.4%. CMS has identified the FFS program as a program at risk for significant erroneous payments, and one of the agency’s stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of Medicare Trust Fund dollars. CMS has established several initiatives to prevent or identify improper payments before a claim is paid, and to identify and recover improper payments after paying a claim. The overall goal is to reduce improper payments by identifying and addressing coverage and coding billing errors for all provider types. Under the authority of the Social Security Act, CMS employs a variety of contractors (e.g., MACs, Recovery Audit Contractors and Unified Program Integrity Contractors) to process and review claims according to Medicare rules and regulations.

Claims selected for prepayment review are not subject to the normal Medicare FFS payment timeframe. Furthermore, prepayment and post‑payment claims denials are subject to administrative and judicial review, and we intend to pursue the reversal of adverse determinations where appropriate. We have established robust protocols to respond to claims reviews and payment denials. In addition to overpayments that are not reversed on appeal, we incur additional costs to respond to requests for records and pursue the reversal of payment denials. The degree to which our Medicare FFS claims are subjected to prepayment reviews, the extent to which payments are denied, and our success in overturning denials could have a material adverse effect on our cash flows and results of operations.

Meaningful Use of Health Information Technology
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which is part of the American Recovery and Reinvestment Act of 2009, promotes the use of healthcare information technology by, among other things, providing financial incentives to hospitals and physicians to become “meaningful users” of electronic health record (“EHR”) systems and imposing penalties on those who do not. Under the HITECH Act and other laws and regulations, eligible hospitals that fail to demonstrate and maintain meaningful use of certified EHR technology and/or submit quality data every year (and have not applied and qualified for a hardship exception) are subject to a reduction of the Medicare market basket update. Eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. We have made significant investments in our information systems to bring our hospitals and employed physicians into EHR compliance, and we continue to invest in the maintenance and utilization of these certified EHR systems. Failure to continue to do so could subject us to penalties that may have an adverse effect on our net revenues and results of operations.

Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 18.7%, 17.8% and 18.4% of the total net patient service revenues of our acute care hospitals and related outpatient facilities for the years ended December 31, 2021, 2020 and 2019, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the years ended December 31, 2021, 2020 and 2019, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $915 million, $754 million and $782 million, respectively. The year ended December 31, 2021 included $223 million related to the California provider fee program, $254 million related to the Michigan provider fee program, $174 million related to Medicaid DSH programs in multiple states, $71 million related to the Texas Section 1115 waiver program, and $193 million from a number of other state and local programs.

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

Continuing pressure on state budgets and other factors, including legislative and regulatory changes, could result in future reductions to Medicaid payments, payment delays or changes to Medicaid supplemental payment programs. Federal government denials or delayed approvals of waiver applications or extension requests by the states in which we operate could materially impact our Medicaid funding levels.

Total Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the years ended December 31, 2021, 2020 and 2019 were $2.760 billion, $2.427 billion, and $2.639 billion, respectively. During the year ended December 31, 2021, Medicaid and Managed Medicaid revenues comprised 45% and 55%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. These revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to FFS Medicaid revenue.

Regulatory and Legislative Changes
The Medicare and Medicaid programs are subject to: statutory and regulatory changes, administrative and judicial rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid or services covered by governmental payers are reduced, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Recent regulatory and legislative updates to the Medicare and Medicaid payment systems, as well as other government programs impacting our business, are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems
Section 1886(d) of the Social Security Act requires CMS to update inpatient FFS payment rates for hospitals reimbursed under IPPS annually. The updates generally become effective October 1, the beginning of the federal fiscal year. In August 2021, CMS issued final changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2022 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•A market basket increase of 2.7% for MS‑DRG operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also finalized a 0.7% multifactor productivity reduction required by the ACA and a 0.5% increase required by the Medicare Access and CHIP Reauthorization Act (“MACRA”) that collectively result in a net operating payment update of 2.5% before budget neutrality adjustments;

•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC‑DSH”) payments;

•A 1.37% net increase in the capital federal MS‑DRG rate;

•An increase in the cost outlier threshold from $29,064 to $30,988;

•An extension of the New COVID‑19 Treatments Add‑on Payment for certain eligible products through the end of the FFY in which the public health emergency as declared by the Secretary of HHS ends; and

•The establishment of new requirements and the revision of existing requirements for the Hospital Value‑Based Purchasing, Hospital Readmissions Reduction and Hospital‑Acquired Condition Reduction programs.

According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 2.6% increase in Medicare operating MS‑DRG FFS payments for hospitals in urban areas and an average 2.6% increase in such payments for proprietary hospitals in FFY 2022. We estimate that all of the final payment and policy changes affecting operating MS‑DRG and UC‑DSH payments will result in an estimated 1.4% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $27 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimates of the impact of the payment and policy changes.

Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems
In November 2021, CMS issued the final policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year (“CY”) 2022 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes:

•An estimated net increase of 2.0% for the OPPS rates based on an estimated market basket increase of 2.7%, reduced by a multifactor productivity adjustment required by the ACA of 0.7%;

•Continuation of the current policy of paying an adjusted amount of average sales price (“ASP”) minus 22.5% for drugs acquired under the CMS 340B program (which program is the subject of litigation discussed in greater detail below);

•Cessation of the elimination of the Inpatient Only List (“IPO List”) (which is the list of procedures that must be performed on an inpatient basis); efforts to eliminate the IPO List commenced in CY 2021 and were scheduled to be completed over a transitional period ending in CY 2024; in addition, CMS reinstated substantially all of the services removed from the IPO List in CY 2021 to the IPO List beginning in CY 2022;

•Various modifications to the hospital price transparency requirements that took effect on January 1, 2021, including significant increases to the civil monetary penalty for noncompliance, as well as prohibitions to specific barriers to accessing machine‑readable price transparency files;

•A 2.0% increase to the ASC payment rates; and

•Reinstatement of the ASC Covered Procedures List (“ASC CPL”) criteria in effect in CY 2020 and removal of 255 of the 258 procedures that were proposed for removal.

CMS projects that the combined impact of the proposed payment and policy changes in the Final OPPS/ASC Rule will yield an average 1.6% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 1.7% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $12 million, which represents an increase of approximately 1.8%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

Payment and Policy Changes to the Medicare Physician Fee Schedule
In November 2021, CMS released the CY 2022 MPFS Final Rule (“MPFS Final Rule”). The MPFS Final Rule updates payment policies, payment rates and other provisions for services reimbursed under the MPFS for CY 2022. Under the MPFS Final Rule, the CY 2022 conversion factor, which is the base rate that is used to convert relative units into payment rates, would have been reduced approximately 3.7% due in part to the expiration of the one‑time 3.75% MPFS payment increase provided for in CY 2021 by the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”), as well as budget neutrality rules. However, the Protecting Medicare and American Farmers from Sequester Cuts Act enacted in December 2021 (“December 2021 Legislation”) restored 3% of the expired 3.75% payment increase for CY 2022. The combined effects of the MPFS Final Rule and the December 2021 Legislation will result in an annual reduction of approximately $1 million to our FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Related Legislation
Several pieces of legislation (the “COVID Acts”) have been signed into law in response to the COVID‑19 pandemic. Among the numerous provisions included in the legislation is funding to mitigate the economic effects of the COVID‑19 pandemic. Below is a brief overview of certain provisions of the COVID Acts that have impacted, and that we expect will continue to impact, our business. This summary is not exhaustive, and additional legislative action and regulatory developments may evolve rapidly. There is no assurance that we will continue to receive or remain eligible for funding or assistance under the COVID Acts or similar measures. Statements regarding the projected impact of COVID‑19 relief programs on our operations and financial condition are forward‑looking statements.

The COVID Acts authorized $178 billion in payments to be distributed to providers through the Provider Relief Fund. Payments from the PRF are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers are required to agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-related costs as defined by HHS, and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. In January 2021, HHS released updated reporting requirements that include lost revenues, expenses attributable to COVID-19 and non-financial information. The updated reporting requirements reflect certain provisions of the Consolidated Appropriations Act affecting the calculation of lost revenues, as well as the distribution of PRF funds among subsidiaries in a hospital system. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General, auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Except for certain immaterial PRF payments we returned to HHS, we have formally accepted PRF payments issued to our providers and the terms and conditions associated with those payments, and we have complied with the reporting requirements.

During the years ended December 31, 2021 and 2020, our Hospital Operations and Ambulatory Care segments combined recognized approximately $176 million and $868 million, respectively, of PRF grant income associated with lost revenues and COVID‑related costs. We recognized an additional $14 million and $17 million, respectively, of Provider Relief Fund grant income from our unconsolidated affiliates during 2021 and 2020. Our Hospital Operations and Ambulatory Care segments also recognized $15 million and $14 million of grant income from state and local grant programs during the years ended December 31, 2021 and 2020, respectively. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income, and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates, in each case in the accompanying Consolidated Statements of Operations for the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, we had remaining deferred grant payment balances of $5 million and $18 million, respectively, which amounts were recorded in other current liabilities in the accompanying Consolidated Balance Sheets for those periods. We cannot predict whether additional distributions of grant funds will be authorized, and we cannot provide any assurances regarding the amount of grant income, if any, to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—The COVID Acts have also alleviated some of the financial strain on hospitals, physicians, other healthcare providers and states through a series of Medicare and Medicaid payment policies that temporarily increase Medicare and Medicaid reimbursement and allow for added flexibility, as described below:

•The CMS 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers was suspended effective May 1, 2020 through December 31, 2021. The impact of the suspension on our operations was an increase of approximately $78 million and $67 million of revenues in the years ended December 31, 2021 and 2020, respectively. The December 2021 Legislation extended the suspension of the 2% sequestration reduction through March 31, 2022, to be followed by a 1% reduction for the period April 1, 2022 through June 30, 2022, after which the full 2% reduction will be restored.

•The COVID Acts instituted a 20% increase in the Medicare MS‑DRG payment for COVID-19 hospital admissions for the duration of the public health emergency as declared by the Secretary of HHS.

•The COVID Acts initially eliminated the scheduled nationwide reduction of $4 billion in federal Medicaid DSH allotments in FFY 2020 mandated by the Affordable Care Act and decreased the FFY 2021 DSH reduction from $8 billion to $4 billion effective December 1, 2020. Subsequently, the FFY 2021 DSH reduction was eliminated entirely and the remaining DSH reductions were delayed until FFY 2024.

•The COVID Acts expanded the Medicare accelerated payment program, which provides prepayment of claims to providers in certain circumstances, such as national emergencies or natural disasters. Under Section 2501 of the Continuing Appropriations Act, 2021, and Other Extensions Act, providers may retain the accelerated payments for one year from the date of receipt before CMS commenced recoupment, which is effectuated by a 25% offset of claims payments for 11 months, followed by a 50% offset for the succeeding six months. At the end of the 29‑month period, interest on the unpaid balance will be assessed at 4% per annum. During the year ended December 31, 2020, our hospitals and other providers applied for and received approximately $1.5 billion of accelerated payments. No additional accelerated payment funds were applied for or received in the year ended December 31, 2021.

•A 6.2% increase in the Federal Medical Assistance Percentage (“FMAP”) matching funds was instituted to help states respond to the COVID‑19 pandemic. The additional funds are available to states from January 1, 2020 through the quarter in which the public health emergency period ends, provided that states meet certain conditions. In addition, the COVID Acts established an incentive for states that have not already done so to expand Medicaid by temporarily increasing each such respective state’s FMAP for their base program by five percentage points for two years. An increase in states’ FMAP leverages Medicaid’s existing financing structure, which allows federal funds to be provided to states more quickly and efficiently than establishing a new program or allocating money from a new funding stream. Increased federal matching funds support states in responding to the increased need for services, such as testing and treatment during the COVID‑19 public health emergency, as well as increased enrollment as more people lose income and qualify for Medicaid due to the effects of the pandemic.

Because of the uncertainty associated with various factors that may influence our future Medicare and Medicaid payments, including future legislative, legal or regulatory actions, or changes in volumes and case mix, there is a risk that actual payments received under, or the ultimate impact of, these programs will differ materially from our expectations.

Funding for Uninsured Individuals—The COVID Acts provide claims reimbursement to healthcare providers generally at Medicare rates for testing uninsured individuals for COVID‑19 and treating uninsured individuals with a COVID‑19 diagnosis. A portion of the funding may also be used to reimburse providers for COVID‑19 vaccine administration to uninsured individuals. We recognized net operating revenues totaling $91 million and $40 million related to this program in the accompanying Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, respectively.

Tax Changes—Beginning March 27, 2020, all employers were able to elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. During the year ended December 31, 2020, we deferred Social Security tax payments totaling $275 million pursuant to this COVID Acts provision. In December 2021, we repaid half of the outstanding deferred Social Security tax payments.

CMS Innovation Models
The CMS Innovation Center develops and tests innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or CHIP expenditures while preserving or enhancing the quality of care for beneficiaries. Congress has defined – both through the Affordable Care Act and previous legislation – a number of specific demonstrations for CMS to conduct, including bundled payment models. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post‑discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health care. Provider participation in some of these models is voluntary; for example, 19 hospitals in our Hospital Operations segment and three surgical hospitals in our Ambulatory Care segment participate in the CMS Bundled Payments for Care Improvement Advanced (“BPCIA”) program that became effective October 1, 2018, and USPI also holds the CMS contract for one physician group practices participating in the BPCIA program. Participation in certain other bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. In 2015, CMS finalized a five‑year bundled payment model (that was subsequently extended for an additional three years), called the Comprehensive Care for Joint Replacement (“CJR”) model, which includes hip and knee replacements, as well as other major leg procedures. Eleven hospitals in our Hospital Operations segment and four surgical hospitals in our Ambulatory Care segment currently participate in the CJR model.

Significant Litigation
340B Litigation
The CMS 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers (“340B Drugs”). In the final rule regarding OPPS payment and policy changes for CY 2018, CMS reduced the payment for 340B Drugs from the ASP plus 6% to the ASP minus 22.5% and made a corresponding budget‑neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rules regarding OPPS payment and policy changes for CYs 2019, 2020 and 2021, CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Previously, the U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CYs 2018 and 2019 OPPS Final Rules exceeded CMS’ statutory authority by reducing drug reimbursement rates for 340B Hospitals. In July 2020, the U.S. Court of Appeals for the District of Columbia Circuit (the “Appeals Court”) reversed the District Court’s holding, finding that HHS’ decision to reduce the payment rate for 340B Drugs was based on a reasonable interpretation of the Medicare statute. The Appeals Court subsequently denied the 340B Hospitals’ petition for a rehearing. The 340B Hospitals filed a timely petition asking the U.S. Supreme Court (“Supreme Court”) to reverse the Appeals Court’s decision and, on July 2, 2021, the Supreme Court agreed to review the case. We cannot predict what further actions the Supreme Court, CMS or Congress might take with respect to the 340B program; however, a reversal of the current payment policy and return to the prior 340B payment methodology could have an adverse effect on our net operating revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the years ended December 31, 2021, 2020 and 2019 was $9.985 billion, $9.022 billion and $9.516 billion, respectively. Our top 10 managed care payers generated 61% of our managed care net patient service revenues for the year ended December 31, 2021. In 2021, national payers generated 43% of our managed care net patient service revenues; the remainder came from regional or local payers. At December 31, 2021 and 2020, 67% and 66%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2021, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $16 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future. In the year ended December 31, 2021, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 82% higher than our aggregate yield on a per-admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity
An indemnity‑based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.

Legislative Changes
As more fully described in Item 1, Business — Healthcare Regulation and Licensing, of Part I of this report, the No Surprises Act (“NSA”) and the rules promulgated thereunder went into effect on January 1, 2022. The NSA is intended to address unexpected gaps in insurance coverage that result in “surprise medical bills” when patients unknowingly obtain medical services from physicians and other providers outside their health insurance network, including certain emergency services, anesthesiology services and air ambulance transportation. At this time, we are unable to assess the effect that the NSA or regulations relating to the NSA might have on our business, financial position, results of operations or cash flows.

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

Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both December 31, 2021 and 2020, approximately 4% of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of this report.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our now-divested health plan businesses) of caring for our uninsured and charity patients:

	Years Ended December 31,
	2021	2020	2019
Estimated costs for:
Uninsured patients	$650	$617	$664
Charity care patients	97	147	156
Total	$747	$764	$820

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020
The following tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2021 and 2020. We present metrics as a percentage of net operating revenues because a significant portion of our costs are variable.

	Years Ended December 31,		Increase (Decrease)
	2021	2020
Net operating revenues:
Hospital Operations	$15,982	$14,790	$1,192
Ambulatory Care	2,718	2,072	646
Conifer	1,267	1,306	(39)
Inter-segment eliminations	(482)	(528)	46
Net operating revenues	$19,485	$17,640	$1,845
Grant income	191	882	(691)
Equity in earnings of unconsolidated affiliates	218	169	49
Operating expenses:
Salaries, wages and benefits	8,878	8,418	460
Supplies	3,328	2,982	346
Other operating expenses, net	4,206	4,125	81
Depreciation and amortization	855	857	(2)
Impairment and restructuring charges, and acquisition-related costs	85	290	(205)
Litigation and investigation costs	116	44	72
Net gains on sales, consolidation and deconsolidation of facilities	(445)	(14)	(431)
Operating income	$2,871	$1,989	$882

	Years Ended December 31,		Increase (Decrease)
	2021	2020
Net operating revenues	100.0%	100.0%	—%
Grant income	1.0%	5.0%	(4.0)%
Equity in earnings of unconsolidated affiliates	1.1%	1.0%	0.1%
Operating expenses:
Salaries, wages and benefits	45.6%	47.8%	(2.2)%
Supplies	17.1%	16.9%	0.2%
Other operating expenses, net	21.6%	23.4%	(1.8)%
Depreciation and amortization	4.4%	4.9%	(0.5)%
Impairment and restructuring charges, and acquisition-related costs	0.4%	1.6%	(1.2)%
Litigation and investigation costs	0.6%	0.2%	0.4%
Net gains on sales, consolidation and deconsolidation of facilities	(2.3)%	(0.1)%	(2.2)%
Operating income	14.7%	11.3%	3.4%

The following tables present our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, by reportable segment for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Hospital Operations	Ambulatory Care	Conifer

Net operating revenues	$15,500	$2,718	$1,267
Grant income	142	49	—
Equity in earnings of unconsolidated affiliates	25	193	—
Operating expenses:
Salaries, wages and benefits	7,511	690	677
Supplies	2,640	684	4
Other operating expenses, net	3,586	389	231
Depreciation and amortization	722	95	38
Impairment and restructuring charges, and acquisition-related costs	39	27	19
Litigation and investigation costs	100	14	2
Net gains on sales, consolidation and deconsolidation of facilities	(411)	(34)	—
Operating income	$1,480	$1,095	$296

	Year Ended December 31, 2021
	Hospital Operations	Ambulatory Care	Conifer

Net operating revenues	100.0%	100.0%	100.0%
Grant income	0.9%	1.8%	—%
Equity in earnings of unconsolidated affiliates	0.2%	7.1%	—%
Operating expenses:
Salaries, wages and benefits	48.5%	25.4%	53.4%
Supplies	17.0%	25.2%	0.3%
Other operating expenses, net	23.2%	14.3%	18.2%
Depreciation and amortization	4.7%	3.5%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.3%	1.0%	1.5%
Litigation and investigation costs	0.6%	0.5%	0.2%
Net gains on sales, consolidation and deconsolidation of facilities	(2.7)%	(1.3)%	—%
Operating income	9.5%	40.3%	23.4%

	Year Ended December 31, 2020
	Hospital Operations	Ambulatory Care	Conifer

Net operating revenues	$14,262	$2,072	$1,306
Grant income	823	59	—
Equity in earnings of unconsolidated affiliates	6	163	—
Operating expenses:
Salaries, wages and benefits	7,136	609	673
Supplies	2,511	468	3
Other operating expenses, net	3,513	349	263
Depreciation and amortization	739	81	37
Impairment and restructuring charges, and acquisition-related costs	187	57	46
Litigation and investigation costs	33	6	5
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	(15)	—
Operating income	$971	$739	$279

	Year Ended December 31, 2020
	Hospital Operations	Ambulatory Care	Conifer

Net operating revenues	100.0%	100.0%	100.0%
Grant income	5.8%	2.8%	—%
Equity in earnings of unconsolidated affiliates	—%	7.9%	—%
Operating expenses:
Salaries, wages and benefits	50.0%	29.4%	51.5%
Supplies	17.6%	22.6%	0.2%
Other operating expenses, net	24.7%	16.7%	20.2%
Depreciation and amortization	5.2%	3.9%	2.8%
Impairment and restructuring charges, and acquisition-related costs	1.3%	2.8%	3.5%
Litigation and investigation costs	0.2%	0.3%	0.4%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	(0.7)%	—%
Operating income	6.8%	35.7%	21.4%

Total net operating revenues increased by $1.845 billion, or 10.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Hospital Operations net operating revenues, net of inter‑segment eliminations, increased by $1.238 billion, or 8.7%, for the year ended December 31, 2021 compared to 2020, primarily due to increased patient volumes, higher patient acuity, a more favorable payer mix and improved terms of our managed care contracts, partially offset by the sale of our former Miami Hospitals in August 2021.

Ambulatory Care net operating revenues increased by $646 million, or 31.2%, for the year ended December 31, 2021 compared to 2020. The change was primarily due to an increase from acquisitions of $476 million and same-facility growth of $307 million, which was attributable to the impact of higher patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases. These impacts were partially offset by a decrease of $137 million due to the sale of the Ambulatory Care segment’s urgent care centers and the transfer of its imaging centers to the Hospital Operations segment.

Conifer net operating revenues decreased by $39 million, or 3.0%, for the year ended December 31, 2021 compared to 2020. Conifer revenues from third-party customers, which revenues are not eliminated in consolidation, increased $7 million, or 0.9%, for the year ended December 31, 2021 compared to 2020.

The following table shows selected operating expenses of our three reportable operating segments. Information for our Hospital Operations segment is presented on a same‑hospital basis, whereas information presented for our Ambulatory Care and Conifer segments is presented on a continuing operations basis.

	Years Ended December 31,		Increase (Decrease)
Selected Operating Expenses	2021	2020
Hospital Operations — Same-Hospital:
Salaries, wages and benefits	$7,227	$6,685	8.1%
Supplies	2,532	2,353	7.6%
Other operating expenses	3,375	3,229	4.5%
Total	$13,134	$12,267	7.1%
Ambulatory Care:
Salaries, wages and benefits	$690	$609	13.3%
Supplies	684	468	46.2%
Other operating expenses	389	349	11.5%
Total	$1,763	$1,426	23.6%
Conifer:
Salaries, wages and benefits	$677	$673	0.6%
Supplies	4	3	33.3%
Other operating expenses	231	263	(12.2)%
Total	$912	$939	(2.9)%
Rent/lease expense(1):
Hospital Operations	$280	$257	8.9%
Ambulatory Care	100	92	8.7%
Conifer	10	12	(16.7)%
Total	$390	$361	8.0%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT
Our operations are reported in three segments:

•Hospital Operations, which is comprised of our acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices;

•Our Ambulatory Care segment is comprised of USPI’s ASCs and surgical hospitals; and

•Conifer, which provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients.

Hospital Operations Segment
The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital		Increase (Decrease)
	Years Ended December 31,
Admissions, Patient Days and Surgeries	2021	2020
Number of hospitals (at end of period)	60	60	—	(1)
Total admissions	547,754	548,569	(0.1)%
Adjusted patient admissions(2)	973,552	950,789	2.4%
Paying admissions (excludes charity and uninsured)	518,515	518,042	0.1%
Charity and uninsured admissions	29,239	30,527	(4.2)%
Admissions through emergency department	409,440	398,708	2.7%
Paying admissions as a percentage of total admissions	94.7%	94.4%	0.3%	(1)
Charity and uninsured admissions as a percentage of total admissions	5.3%	5.6%	(0.3)%	(1)
Emergency department admissions as a percentage of total admissions	74.7%	72.7%	2.0%	(1)
Surgeries — inpatient	141,469	144,421	(2.0)%
Surgeries — outpatient	216,011	192,600	12.2%
Total surgeries	357,480	337,021	6.1%
Patient days — total	2,888,928	2,798,386	3.2%
Adjusted patient days(2)	5,016,029	4,707,262	6.6%
Average length of stay (days)	5.27	5.10	3.3%
Licensed beds (at end of period)	15,379	15,403	(0.2)%
Average licensed beds	15,396	15,446	(0.3)%
Utilization of licensed beds(3)	51.4%	49.5%	1.9%	(1)

(1)	The change is the difference between 2021 and 2020 amounts shown.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital
	Years Ended December 31,		Increase (Decrease)
Outpatient Visits	2021	2020
Total visits	5,319,994	4,598,483	15.7%
Paying visits (excludes charity and uninsured)	4,964,084	4,285,043	15.8%
Charity and uninsured visits	355,910	313,440	13.5%
Emergency department visits	2,034,405	1,846,361	10.2%
Surgery visits	216,011	192,600	12.2%
Paying visits as a percentage of total visits	93.3%	93.2%	0.1%	(1)
Charity and uninsured visits as a percentage of total visits	6.7%	6.8%	(0.1)%	(1)

(1)	The change is the difference between 2021 and 2020 amounts shown.

	Same-Hospital
	Years Ended December 31,		Increase (Decrease)
Revenues	2021	2020
Total segment net operating revenues(1)	$14,768	$13,272	11.3%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues(1)(2)	$14,043	$12,655	11.0%
Net patient service revenue per adjusted patient admission(1)(2)	$14,424	$13,310	8.4%
Net patient service revenue per adjusted patient day(1)(2)	$2,800	$2,688	4.2%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Years Ended December 31,		Increase (Decrease)
Total Segment Selected Operating Expenses	2021	2020
Salaries, wages and benefits as a percentage of net operating revenues	48.9%	50.4%	(1.5)%	(1)
Supplies as a percentage of net operating revenues	17.1%	17.7%	(0.6)%	(1)
Other operating expenses as a percentage of net operating revenues	22.9%	24.3%	(1.4)%	(1)

(1)	The change is the difference between 2021 and 2020 amounts shown.

Revenues
Same‑hospital net operating revenues increased $1.496 billion, or 11.3%, during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increased patient and surgical volumes, higher patient acuity, a more favorable payer mix and negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income from federal, state and local grants totaling $142 million and $823 million in the years ended December 31, 2021 and 2020, respectively, which is not included in net operating revenues. Same‑hospital admissions during the year ended December 31, 2021 were consistent with the year ended December 31, 2020, while outpatient visits increased 15.7% and same‑hospital adjusted admissions increased 2.4% year‑over‑year.

The following table shows the consolidated net accounts receivable by payer at December 31, 2021 and 2020:

	December 31,
	2021	2020
Medicare	$155	$152
Medicaid	47	49
Net cost report settlements receivable and valuation allowances	33	34
Managed care	1,602	1,567
Self-pay uninsured	21	32
Self-pay balance after insurance	70	74
Estimated future recoveries	137	156
Other payers	331	318
Total Hospital Operations	2,396	2,382
Ambulatory Care	374	307
Total discontinued operations	—	1
Accounts receivable, net	$2,770	$2,690

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At December 31, 2021, our Hospital Operations segment collection rate on self‑pay accounts was approximately 26.5%. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at December 31, 2021, a 10% decrease or increase in our self‑pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which have been affected by the COVID‑19 pandemic, continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 96.6% at December 31, 2021.

We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.363 billion and $2.348 billion at December 31, 2021 and 2020, respectively, excluding cost report settlements receivable and valuation allowances of $33 million and $34 million, respectively, at December 31, 2021 and 2020:

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At December 31, 2021:
0-60 days	93%	35%	57%	22%	52%
61-120 days	4%	31%	18%	14%	16%
121-180 days	1%	14%	10%	9%	9%
Over 180 days	2%	20%	15%	55%	23%
Total	100%	100%	100%	100%	100%

At December 31, 2020:
0-60 days	91%	33%	58%	24%	52%
61-120 days	5%	31%	15%	13%	14%
121-180 days	2%	14%	8%	8%	8%
Over 180 days	2%	22%	19%	55%	26%
Total	100%	100%	100%	100%	100%

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

At December 31, 2021, we had a cumulative total of patient account assignments to Conifer of $1.932 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Eligibility and Enrollment Services program (“EES”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the EES, net of appropriate implicit price concessions. Based on recent trends, approximately 97% of all accounts in the EES are ultimately approved for benefits under a government program, such as Medicaid.

The following table shows the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program at December 31, 2021 and 2020 by aging category:

	December 31,
	2021	2020
0-60 days	$87	$91
61-120 days	17	24
121-180 days	4	6
Over 180 days	7	6
Total	$115	$127

Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits increased $542 million, or 8.1%, in the year ended December 31, 2021 compared to 2020. This increase was primarily attributable to higher patient volumes, increased contract labor costs, increased overtime expense, annual merit increases for certain of our employees and higher incentive compensation. Same‑hospital salaries, wages and benefits as a percentage of net operating revenues decreased by 150 basis points to 48.9% in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due higher patient acuity and cost-reduction measures, including the use of labor management tools as volumes fluctuate. Salaries, wages and benefits expense for the year ended December 31, 2021 and 2020 included stock‑based compensation expense of $41 million and $28 million, respectively.

Supplies
Same‑hospital supplies expense increased $179 million, or 7.6%, in the year ended December 31, 2021 compared to 2020. The increase was primarily due to higher patient volumes, the increased cost of certain supplies as a result of the COVID‑19 pandemic and growth in our higher‑acuity, supply‑intensive surgical services. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 60 basis points to 17.1% in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the growth of our higher-margin services and our cost-efficiency measures.

The COVID‑19 pandemic has created supply‑chain disruptions, including shortages and delays, as well as significant price increases in medical supplies, particularly for PPE. We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost‑reduction focus include cardiac stents and pacemakers, orthopedics, implants and high‑cost pharmaceuticals.

Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $146 million, or 4.5%, in the year ended December 31, 2021 compared to 2020. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 140 basis points to 22.9% in the year ended December 31, 2021 compared to 24.3% in the year ended December 31, 2020, primarily due to higher patient volumes and the growth of our net operating revenues. The changes in other operating expenses included:

•increased malpractice expense of $60 million;

•increased rent and lease expense of $22 million;

•increased collection fees of $19 million;

•increased software costs of $17 million;

•increased repair and maintenance costs of $17 million; and

•a gain on sale and leaseback of a medical office building of $12 million, which was classified as a reduction of other operating expenses, net.

Ambulatory Care Segment
Our Ambulatory Care segment is comprised of USPI’s ASCs and surgical hospitals. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. USPI operates facilities on a day‑to‑day basis through management services contracts. Our sources of earnings from each facility consist of:

•management and administrative services revenues, computed as a percentage of each facility’s net revenues (often net of implicit price concessions); and

•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.

Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (166 of 423 facilities at December 31, 2021), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 257 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within net income available to noncontrolling interests.

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

Our Ambulatory Care segment operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 61% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
The following table summarizes certain statements of operations items for the periods indicated:

	Years Ended December 31,		Increase (Decrease)
Ambulatory Care Results of Operations	2021	2020
Net operating revenues	$2,718	$2,072	31.2%
Grant income	$49	$59	(16.9)%
Equity in earnings of unconsolidated affiliates	$193	$163	18.4%
Salaries, wages and benefits	$690	$609	13.3%
Supplies	$684	$468	46.2%
Other operating expenses, net	$389	$349	11.5%

Revenues
Our Ambulatory Care net operating revenues increased by $646 million, or 31.2%, during the year ended December 31, 2021 compared to 2020. The change was driven by an increase from acquisitions of $476 million, as well as an increase in same‑facility net operating revenues of $307 million, which was attributable to the impact of higher patient volumes and acuity, incremental revenue from new service lines and negotiated commercial rate increases. These impacts were partially offset by a decrease of $137 million, due primarily to the sale of USPI’s urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Our Ambulatory Care segment also recognized grant income from federal grants totaling

$49 million and $59 million during the years ended December 31, 2021 and 2020, respectively, which is not included in net operating revenues.

Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $81 million, or 13.3%, during the year ended December 31, 2021 compared to 2020. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $79 million and an increase in same‑facility salaries, wages and benefits expense of $57 million due primarily to higher surgical patient volumes. These increases were partially offset by a decrease of $55 million due to the sale of USPI’s urgent care centers, the transfer of imaging centers to the Hospital Operations segment and the deconsolidation of a facility. Salaries, wages and benefits expense as a percentage of net operating revenues decreased 400 basis points during the year ended December 31, 2021 compared to 2020. This decrease was primarily attributable to higher surgical patient volumes and acuity, as well as staffing alignment and cost-reduction measures. Salaries, wages and benefits expense for the years ended December 31, 2021 and 2020 included stock‑based compensation expense of $13 million and $14 million, respectively.

Supplies
Supplies expense increased by $216 million, or 46.2%, during the year ended December 31, 2021 compared to 2020. The change was driven by an increase from acquisitions of $143 million, as well as an increase in same‑facility supplies expense of $82 million due primarily to an increase in surgical cases at our consolidated centers, higher costs driven by the higher level of patient acuity, and higher pricing of certain supplies as a result of the COVID‑19 pandemic, partially offset by a decrease of $9 million due to the sale of USPI’s urgent care centers, the transfer of imaging centers to the Hospital Operations segment and the deconsolidation of a facility. Supplies expense as a percentage of net operating revenues increased 260 basis points from 22.6% in the year ended December 31, 2020 to 25.2% in the year ended December 31, 2021. This change was driven by an increase in higher‑acuity, supply‑intensive surgeries and higher pricing of certain supplies as a result of the COVID‑19 pandemic.

Other Operating Expenses, Net
Other operating expenses increased by $40 million, or 11.5%, during the year ended December 31, 2021 compared to 2020. The change was driven by an increase from acquisitions of $52 million, as well as an increase in same‑facility other operating expenses of $27 million, partially offset by a decrease of $39 million due to the sale of USPI’s urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Other operating expenses, net as a percentage of net operating revenues decreased from 16.7% during the year ended December 31, 2020 to 14.3% for 2021, primarily due to higher patient volumes, an increase in our net operating revenues and our cost-efficiency measures.

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

Ambulatory Care Facility Growth	Year Ended December 31, 2021
Net revenues	14.5%
Cases	15.6%
Net revenue per case	(1.0)%

Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not‑for‑profit health system partner. Accordingly, as of December 31, 2021, the majority of facilities in our Ambulatory Care segment are operated in this model.

The table below summarizes the amounts we paid to acquire various ownership interests in ambulatory care facilities in the periods indicated:

	Years Ended December 31,		Increase (Decrease)
Type of Ownership Interests Acquired	2021	2020
Controlling interests	$1,219	$1,175	$44
Noncontrolling interests	79	24	55
Equity investment in unconsolidated affiliates and consolidated facilities	17	1	16
	$1,315	$1,200	$115

The table below provides information about the ownership structure of the facilities our Ambulatory Care segment operated at December 31, 2021:

Ambulatory Care Facilities	December 31, 2021
Ownership Structure:
With a health system partner	196
Without a health system partner	227
Total facilities operated	423

The table below reflects changes in the number of facilities operated during the year ended December 31, 2021:

Ambulatory Care Facilities	Year Ended December 31, 2021
Change from December 31, 2020:
Acquisitions	91
De novo	4
Dispositions/Mergers	(68)
Total increase in number of facilities operated	27

Through our transaction with SCD in December 2021, we acquired majority ownership interests in six SCD Centers and minority ownership interests in 80 SCD Centers, along with other related ambulatory support services, for a cash payment of $1.048 billion. Since that initial closing, we have separately made offers, and continue to make offers in an ongoing process, to acquire a portion of the equity interests in certain of the SCD Centers from the physician owners for consideration of up to approximately $250 million; before the end of 2021, we had completed purchases of physician equity resulting in the consolidation in our financial statements of an additional 10 SCD Centers for aggregate payments of $77 million. At December 31, 2021, we held controlling interests in 15 SCD Centers and noncontrolling interests in 57 SCD Centers. The remaining 14 SCD Centers were acquired in the development stage and, therefore, are not included in total acquisitions in the table above. We cannot reasonably predict how many additional physician owners will accept our offers to acquire a portion of their equity, nor the timing or amount of any related payments. We will consolidate in our financial statements the results of the centers in which USPI acquires a majority ownership position.

During the year ended December 31, 2021, we also acquired controlling interests in four ASCs in Maryland, two in each of Florida, Georgia and Texas, and one in Arizona. We paid cash totaling approximately $73 million for these acquisitions. The ASC acquired in Arizona and one of the Florida centers are jointly owned with a health system partner and physicians. The remaining nine ASCs are jointly owned with physicians. During 2021, we obtained a controlling interest in three surgical hospitals in Arizona in which we previously owned a noncontrolling interest for $13 million. We own one of the hospitals with a health system partner and the remaining two hospitals with a health system and physician partners.

In addition to the those acquired through the SCD acquisition, we acquired noncontrolling interests in four ASCs in Florida, two ASCs in North Carolina, and one each in New Mexico and Texas during the year ended December 31, 2021. We paid cash totaling approximately $79 million for these acquisitions. Following our initial investment, we purchased additional ownership interests in two of the ASCs in Florida for $8 million and subsequently consolidated them. We own the ASC acquired in New Mexico and one of the ASCs acquired in North Carolina jointly with a health system and physician partners, and the remaining six centers are jointly owned with physicians.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2021, we invested approximately $17 million in such transactions.

During the year ended December 31, 2021, we transferred all 24 imaging centers held in our Ambulatory Care segment to our Hospital Operations segment, divested 40 urgent care centers and sold a portion of our ownership in two ASCs in which we previously had a controlling interest to a health system for approximately $12 million, resulting in the deconsolidation of those facilities.

Conifer Segment
Revenues
Our Conifer segment generated net operating revenues of $1.267 billion and $1.306 billion during the years ended December 31, 2021 and 2020, respectively. The decline in Conifer’s net operating revenues of $39 million, or 3.0%, was primarily due to the revised terms in the Amended RCM Agreement, partially offset by client volume improvement in 2021 compared to 2020, as well as new business expansion. Conifer revenues from third‑party customers, which revenues are not eliminated in consolidation, increased $7 million, or 0.9%, for the year ended December 31, 2021 compared to 2020. The increase was primarily driven by the transition of the Miami Hospitals sold in August 2021 to a third‑party customer and new business expansion, partially offset by expected client attrition.

The Amended RCM Agreement updated certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. Conifer’s contract with Tenet represented 38.0% of the net operating revenues Conifer recognized in the year ended December 31, 2021.

Salaries, Wages and Benefits
Salaries, wages and benefits expense for Conifer increased $4 million, or 0.6%, in the year ended December 31, 2021 compared to 2020. Salaries, wages and benefits expense included stock‑based compensation expense of $2 million in both 2021 and 2020.

Other Operating Expenses, Net
Other operating expenses for Conifer decreased $32 million, or 12.2%, in the year ended December 31, 2021 compared to 2020. This decrease was attributable to reduced pass-through costs associated with the Amended RCM Agreement and a reduction of legal expenses.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table provides information about our impairment and restructuring charges, and acquisition‑related costs:

	Years Ended December 31,
	2021	2020
Consolidated:
Impairment charges	$8	$92
Restructuring charges	57	184
Acquisition-related costs	20	14
Total impairment and restructuring charges, and acquisition-related costs	$85	$290

By segment:
Hospital Operations	$39	$187
Ambulatory Care	27	57
Conifer	19	46
Total impairment and restructuring charges, and acquisition-related costs	$85	$290

Impairment charges for the year ended December 31, 2021 were comprised of $5 million from our Ambulatory Care segment, primarily related to the impairment of certain management contract intangible assets, and $3 million from our Conifer segment. Restructuring charges during the year ended December 31, 2021 consisted of $14 million of employee severance costs, $19 million related to the transition of various administrative functions to our GBC and $24 million of other restructuring costs. Acquisition‑related costs consisted of $20 million of transaction costs for the year ended December 31, 2021.

Impairment charges during the year ended December 31, 2020 primarily included $76 million for the write‑down of hospital buildings to their estimated fair values in one of our markets, which assets are part of our Hospital Operations segment. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long‑lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of the hospitals’ assets held and used for which impairment charges were recorded was $483 million at December 31, 2020. We also recorded $16 million of other impairment charges. For additional discussion see Note 6 to the accompanying Consolidated Financial Statements.

Restructuring charges for the year ended December 31, 2020 consisted of $65 million of employee severance costs, $50 million related to the transitioning of various administrative functions to our GBC, $23 million of charges due to the termination of the USPI management equity plan, $14 million of contract and lease termination fees, and $32 million of other restructuring costs. Acquisition‑related costs consisted of $14 million of transaction costs for the year ended December 31, 2020.

Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve each facility’s most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long‑lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material.

Litigation and Investigation Costs
Litigation and investigation costs for the years ended December 31, 2021 and 2020 were $116 million and $44 million, respectively, primarily related to costs associated with legal proceedings and governmental investigations. See Note 17 to the accompanying Consolidated Financial Statements for additional information.

Net Gains on Sales, Consolidation and Deconsolidation of Facilities
During the year ended December 31, 2021, we recorded net gains on sales, consolidation and deconsolidation of facilities of $445 million, primarily comprised of a gain of $406 million related to the sale of the Miami Hospitals in August 2021, a gain of $14 million related to the sale of the majority of our urgent care centers in April 2021, net gains of $22 million related to consolidation changes of certain USPI businesses due to ownership changes and net gains of $3 million related to other activity.

During the year ended December 31, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of $14 million, primarily comprised of aggregate gains of $15 million related to consolidation changes of certain USPI businesses due to ownership changes and a gain of $7 million related to post‑closing adjustments on the 2017 sale of facilities in the Houston area, partially offset by a loss of $5 million related to post‑closing adjustments on the 2019 sale of three of our hospitals in the Chicago area and a loss of $3 million related to post‑closing adjustments on the 2018 sale of MacNeal Hospital.

Interest Expense
Interest expense for the year ended December 31, 2021 was $923 million compared to $1.003 billion for the year ended December 31, 2020, primarily due to the early redemption of all $1.410 billion aggregate principal amount outstanding of our 5.125% senior secured second lien notes due 2025 (the “2025 Senior Secured Second Lien Notes”) in June 2021 and early retirement of all $478 million aggregate principal amount outstanding of our 7.000% senior unsecured notes due 2025 (“2025 Senior Unsecured Notes”) in March 2021.

Loss from Early Extinguishment of Debt
Loss from early extinguishment of debt was $74 million for the year ended December 31, 2021 and consisted of aggregate losses incurred from the redemption of our 4.625% senior secured first lien notes due 2024 (“2024 Senior Secured First Lien Notes”) in September 2021, the redemption of our 2025 Senior Secured Second Lien Notes in June 2021 and the retirement of our 2025 Senior Unsecured Notes in March 2021, all in advance of their respective maturity dates. See Note 8 to the accompanying Consolidated Financial Statements for additional information.

Loss from early extinguishment of debt was $316 million for the year ended December 31, 2020 and consisted of an aggregate loss of $320 million from the redemption and purchase of our 8.125% senior unsecured notes due 2022, partially offset by $4 million of gains on the extinguishment of mortgage notes.

Income Tax Expense
During the year ended December 31, 2021, we recorded income tax expense of $411 million in continuing operations on pre‑tax income of $1.888 billion compared to an income tax benefit of $97 million in continuing operations on pre‑tax income of $671 million during the year ended December 31, 2020.

The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Years Ended December 31,
	2021	2020
Tax expense at statutory federal rate of 21%	$396	$141
State income taxes, net of federal income tax benefit	77	33
Expired state net operating losses, net of federal income tax benefit	—	1
Tax benefit attributable to noncontrolling interests	(114)	(75)
Nondeductible goodwill	35	—
Nondeductible executive compensation	8	6
Nondeductible litigation costs	1	—
Expired charitable contribution carryforward	—	1
Stock-based compensation tax benefits	(5)	(2)
Changes in valuation allowance	2	(226)
Prior-year provision to return adjustments and other changes in deferred taxes	8	14
Other items	3	10
Income tax expense (benefit)	$411	$(97)

As a result of the change in the business interest expense disallowance rules under the COVID Acts, we recorded an income tax benefit of $88 million during the year ended December 31, 2020 to decrease the valuation allowance for interest expense and carryforwards due to the additional deduction of interest expense. In September 2020, we filed an application with the Internal Revenue Services (“IRS”) to change our method of accounting for certain capitalized costs on our 2019 tax return. This change in tax accounting method resulted in additional interest expense being allowed on our 2019 and 2020 tax returns. We reduced our valuation allowance by an additional $126 million in the year ended December 31, 2020 related to the change in tax accounting method. Charitable contribution carryforward and state valuation allowance changes resulted in an additional $12 million decrease for the year ended December 31, 2020.

Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $562 million for the year ended December 31, 2021 compared to $369 million for the year ended December 31, 2020. Net income available to noncontrolling interests in 2021 was comprised of $448 million of income related to our Ambulatory Care segment, $69 million of income related to our Conifer segment and $45 million of income related to our Hospital Operations segment. Of the portion related to our Ambulatory Care segment, $21 million of income was related to the minority interests in USPI.

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

The following table shows the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net income available to Tenet Healthcare Corporation common shareholders	$914	$399
Less: Net income available to noncontrolling interests	(562)	(369)
Loss from discontinued operations, net of tax	(1)	—
Income from continuing operations	1,477	768
Income tax benefit (expense)	(411)	97
Loss from early extinguishment of debt	(74)	(316)
Other non-operating income, net	14	1
Interest expense	(923)	(1,003)
Operating income	2,871	1,989
Litigation and investigation costs	(116)	(44)
Net gains on sales, consolidation and deconsolidation of facilities	445	14
Impairment and restructuring charges, and acquisition-related costs	(85)	(290)
Depreciation and amortization	(855)	(857)
Income (loss) from divested and closed businesses (i.e. health plan businesses)	(1)	20
Adjusted EBITDA	$3,483	$3,146

Net operating revenues	$19,485	$17,640
Less: Net operating revenues from health plans	—	21
Adjusted net operating revenues	$19,485	$17,619

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	4.7%	2.3%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	17.9%	17.9%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019
A discussion of the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in our Annual Report on Form 10‑K for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
Scheduled Contractual Obligations
Our obligations to make future cash payments under contracts are summarized in the table below, all as of December 31, 2021. Other than the repayment of long-term debt, we expect to use net cash generated from operating activities, cash on hand or borrowings under our revolving credit facility to satisfy the below obligations. Long‑term debt maturities may be refinanced or repaid using net cash generated from operating activities or from the proceeds from sales of facilities.

	Total	Years Ended December 31,					Later Years
		2022	2023	2024	2025	2026
	(In Millions)
Long-term debt(1)	$19,986	$851	$2,698	$2,121	$1,359	$2,664	$10,293
Finance lease obligations(1)	350	116	76	48	16	11	83
Long-term non-cancelable operating leases	1,368	236	211	185	156	124	456
Medicare accelerated payment program	880	880	—	—	—	—	—
Academic teaching services	315	63	63	63	63	63	—
Defined benefit plan obligations	486	25	23	23	23	23	369
Information technology contract services	546	214	203	119	2	2	6
Purchase orders	335	335	—	—	—	—	—
Total	$24,266	$2,720	$3,274	$2,559	$1,619	$2,887	$11,207

(1)	Amounts include both principal and interest.

Long-term Debt—We have a senior secured revolving credit facility (as amended to date, the “Credit Agreement”) that provides for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. Any amounts outstanding under the Credit Agreement are due upon the facility’s maturity in September 2024. At December 31, 2021, we had no cash borrowings outstanding under the Credit Agreement and less than $1 million of standby letters of credit outstanding.

At December 31, 2021, we had outstanding senior unsecured and senior secured notes (“Senior Notes”) with an aggregate principal balance of $15.354 billion. The Senior Notes generally require semi‑annual interest payments and have maturity dates ranging from 2023 through 2031. Any outstanding principal and accrued but unpaid interest is due upon maturity.

We consummated the following transactions affecting our long‑term commitments in the year ended December 31, 2021:

•In December 2021, we issued $1.450 billion aggregate principal amount of our 2030 Senior Secured First Lien Notes. We will pay interest on these notes semi‑annually in arrears on January 15 and July 15 of each year, commencing in July 2022. We used the net proceeds from the issuance of the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the acquisition of the SCD Centers in December 2021 and for general corporate purposes.

•In September 2021, we redeemed approximately $1.100 billion of the then‑outstanding $1.870 billion aggregate principal amount of our 2024 Senior Secured First Lien Notes in advance of their maturity date. We paid $1.113 billion to redeem the notes, which was primarily funded with the proceeds from the sale of the Miami Hospitals in August 2021. In connection with the redemption, we recorded a loss from early extinguishment of debt of $20 million in the three months ended September 30, 2021, primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

•In June 2021, we issued $1.400 billion aggregate principal amount of our 2029 Senior Secured First Lien Notes. We pay interest on the 2029 Senior Secured First Lien Notes semi‑annually in arrears on June 1 and December 1 of each year, which payments commenced in December 2021. The proceeds from the sale of the 2029 Senior Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $1.410 billion aggregate principal amount then outstanding of our 2025 Senior Secured Second Lien Notes in advance of their maturity date for approximately $1.428 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $31 million in the three months ended June 30, 2021, primarily related to the difference between the purchase price and the par value of the 2025 Senior Secured Second Lien Notes, as well as the write‑off of associated unamortized issuance costs.

•In March 2021, we retired all $478 million aggregate principal amount outstanding of our 2025 Senior Unsecured Notes in advance of their maturity date. We paid approximately $495 million from cash on hand to retire the notes. In connection with the retirement, we recorded a loss from early extinguishment of debt of $23 million in the three months ended March 31, 2021, primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

At December 31, 2021, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.81x, or 4.07x if adjusted to include outstanding obligations arising from cash advances received from Medicare pursuant to the COVID Acts. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. In the year ending December 31, 2023 and beyond, we may also consider share repurchases depending on market conditions and other investment opportunities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of this report.

Interest payments, net of capitalized interest, were $937 million, $962 million and $946 million in the years ended December 31, 2021, 2020 and 2019, respectively. For the year ending December 31, 2022, we expect annual interest payments to be approximately $850 million to $860 million.

On February 9, 2022, we called for the redemption of all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes. We anticipate redeeming the notes using cash on hand. We expect this transaction will lower our annual cash interest payments by approximately $53 million, which savings are reflected in the expected annual interest payments above.

Future maturities of our long-term debt obligations are summarized in the table above. See Note 8 to the accompanying Consolidated Financial Statements for additional information about our long‑term debt obligations.

Lease Obligations—We have operating lease agreements primarily for real estate, including off‑campus outpatient facilities, medical office buildings, and corporate and other administrative offices, as well as for medical office equipment. Our finance leases are primarily for medical equipment and information technology and telecommunications assets. As of December 31, 2021, we had fixed payment obligations of $1.407 billion under non‑cancellable lease agreements. Future payments due in connection with our operating and finance leases, including imputed interest, are summarized in the table above. Additional information about our lease commitments is provided in Note 7 to the accompanying Consolidated Financial Statements.

Medicare Accelerated Payment Program—As further discussed in Note 1 to the accompanying Consolidated Financial Statements, we received advance payments from the Medicare accelerated payment program following its expansion under the COVID Acts. As of December 31, 2021, we had a liability of $880 million related to advances received under the Medicare accelerated payment program that will be recouped during the year ending December 31, 2022 through reductions of our Medicare claims payments.

Academic Teaching Services—We enter into contracts for academic teaching services with university and physician groups to support graduate medical education. These agreements contain various rights and termination provisions.

Defined Benefit Obligations—We maintain three frozen, non‑qualified defined benefit plans that provide supplemental retirement benefits to certain of our current and former executives. These plans are unfunded, and plan obligations are paid from our working capital. We also maintain a frozen, qualified defined benefit plan that benefits certain of our employees in Detroit. See Note 10 to the accompanying Consolidated Financial Statements for additional information about our defined benefit plans.

Information Technology Contracts—We enter into various non‑cancellable contracts for information technology services and licenses as a normal part of our business. These contracts generally relate to information technology infrastructure support and services, software licenses for certain operational and administrative systems, and cybersecurity‑related software and services.

Purchase Orders—We had outstanding short‑term purchase commitments of $335 million at December 31, 2021, which we expect to pay within 12 months.

Other Contractual Obligations
Asset Retirement Obligations—Asset retirement obligations represent the estimated costs to perform environmental remediation work, which we are legally obligated to complete, at certain of our facilities upon their retirement. This work could include asbestos abatement, the removal of underground storage tanks and other similar activities. At December 31, 2021, the undiscounted aggregate future estimated payments related to these obligations was $185 million. We are unable to predict the timing of these payments due to the uncertainty and long timeframes inherent in these obligations.

Standby Letters of Credit—Standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self‑insured retentions under certain of our professional and general liability insurance programs. The amount of collateral required is primarily dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self‑insured retention layers.

We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit. The aggregate principal amount of letters of credit that from time to time may be issued under the LC Facility is $200 million. Drawings under any letter of credit issued under the LC Facility accrue interest if not reimbursed within three business days. At December 31, 2021, we had $139 million of standby letters of credit outstanding under the LC Facility. The timing of reimbursement payments is uncertain, as we cannot foresee when, or if, a standby letter of credit will be drawn upon.

Guarantees—Our guarantees include minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, as well as operating lease guarantees. At December 31, 2021, the maximum potential amount of future payments under these guarantees was $216 million, of which $116 million were recorded in the accompanying Consolidated Balance Sheet at December 31, 2021. The timing and amount of future payments under these guarantees is uncertain.

Professional and General Liability Obligations—At December 31, 2021, the current and long‑term professional and general liability reserves included in our Consolidated Balance Sheet were $254 million and $791 million, respectively, and the current and long‑term workers’ compensation reserves included in our Consolidated Balance Sheet were $43 million and $107 million, respectively. The timing of professional and general liability payments is uncertain as such payments depend on several factors, including the nature of claims and when they are received.

Baylor Put/Call Agreement—As further discussed in Note 18 to the accompanying Consolidated Financial Statements, we have a put/call agreement with Baylor with respect to Baylor’s 5% ownership in USPI. Each year starting in 2021, Baylor may put up to one‑third of its total shares in USPI held as of April 1, 2017 (the “Baylor Shares”) by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares it could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call, which is mutually agreed‑upon fair market value, in cash or shares of our common stock. The carrying value of the redeemable noncontrolling interests in USPI that are subject to the Baylor Put/Call Agreement was $258 million at December 31, 2021.

Baylor did not deliver a put notice to us in January 2021 or January 2022. In February 2021, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares. We are continuing to negotiate the terms of that purchase. In addition, in February 2022, we notified Baylor of our intention to again exercise our call option to purchase an additional 33.3% of the Baylor Shares. The amount and timing of the payments related to the exercise of our call options in 2021 and 2022, as well as payments related to future put or call decisions under the Baylor Put/Call Agreement, are currently uncertain.

SCD Development Agreement—In November 2021, USPI and SCD’s principals entered into a joint venture and development agreement under which USPI will have the exclusive option to partner with affiliates of SCD on the future development of a minimum target of 50 de novo ASCs over a period of five years. The timing and amount of payments related to the development of these facilities is currently unknown.

Investment in the SCD Centers—Beginning in December 2021, USPI made offers, and it continues to make offers in an ongoing process, to acquire a portion of the equity interests in certain of the SCD Centers from the physician owners for consideration of up to approximately $250 million. Before the end of 2021, we made aggregate payments of $77 million to acquire majority ownership interests in 10 SCD Centers. We cannot reasonably predict how many additional physician owners will accept our offers to acquire a portion of their equity, nor the timing or amount of any remaining payments. We expect to fund these payments using cash on hand.

Other than the obligations described above, we had no off‑balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources at December 31, 2021.

Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $658 million, $540 million and $670 million in the years ended December 31, 2021, 2020 and 2019, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2022 will total approximately $725 million to $775 million, including $95 million that was accrued as a liability at December 31, 2021.

As previously reported, we are building a 100‑bed acute‑care hospital and a medical office building in Fort Mill, South Carolina, which we expect to open in August 2022. We expect construction of the Fort Mill campus will cost approximately $150 million over the construction period, of which $51 million was expended as of December 31, 2021. In San Antonio, we are planning to break ground on a new healthcare campus in Westover Hills in 2022, inclusive of a hospital, ASC and medical office space. We expect construction of the Westover Hills facilities will cost approximately $260 million over the construction period.

Income tax payments, net of tax refunds, were $92 million in year ended December 31, 2021 and $12 million in both the years ended December 31, 2020 and 2019. At December 31, 2021, our carryforwards available to offset future taxable income consisted of (1) federal NOL carryforwards of approximately $194 million pre‑tax, $13 million of which expires in 2026 to 2036 and $181 million of which has no expiration date, (2) general business credit carryforwards of approximately $9 million expiring in 2034 through 2038, (3) charitable contribution carryforwards of approximately $90 million expiring in 2024 through 2025 and (4) state NOL carryforwards of approximately $3.333 billion expiring in 2022 through 2041 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $49 million.

Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three‑year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three‑year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

Periodic examinations of our tax returns by the IRS or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2017 remain subject to audit by the IRS.

SOURCES AND USES OF CASH
Our liquidity for the year ended December 31, 2021 was primarily derived from net cash provided by operating activities and cash on hand. During 2021, we also received $215 million, including $37 million received by our unconsolidated affiliates, of supplemental funds from federal, state and local grants provided under the COVID Acts. We had $2.364 billion of cash and cash equivalents on hand at December 31, 2021 to fund our operations and capital expenditures, and our borrowing availability under our Credit Agreement was $1.797 billion based on our borrowing base calculation at December 31, 2021.

When operating under normal conditions, our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our revolving credit facility provides additional liquidity to manage fluctuations in operating cash caused by these factors.

Net cash provided by operating activities was $1.568 billion in the year ended December 31, 2021 compared to $3.407 billion in the year ended December 31, 2020. Key factors contributing to the change between 2021 and 2020 include the following:

•An increase in operating income of $1.031 billion before net losses on sales, consolidation and deconsolidation of facilities; litigation and investigation costs; impairment and restructuring charges and acquisition-related costs; depreciation and amortization; loss (income) from divested and closed businesses; and income recognized from government relief packages;

•$512 million of Medicare advances recouped and repaid in the year ended December 31, 2021 compared to $1.393 billion of Medicare advances received in the year ended December 31, 2020;

•$178 million of cash received from federal, state and local grants in 2021 compared to $900 million received in 2020;

•A $128 million payment in 2021 of payroll taxes deferred pursuant to the COVID Acts compared to the deferral of $260 million of payroll taxes in 2020;

•Lower interest payments of $25 million in 2021;

•Higher income tax payments of $80 million in 2021;

•A decrease of $180 million in payments for restructuring charges, acquisition‑related costs, and litigation costs and settlements in 2021; and

•The timing of other working capital items.

Net cash used in investing activities was $714 million for the year ended December 31, 2021 compared to $1.608 billion for the year ended December 31, 2020. The 2021 activity included an increase in proceeds from the sale of facilities and other assets of $1.171 billion compared to 2020, primarily related to the sale of the majority of our urgent care centers in April 2021 and the sale of the Miami Hospitals in August 2021. This increase was partially offset by increased capital expenditures of $118 million and an increase of $64 million in purchases of equity interests in unconsolidated affiliates during the year ended December 31, 2021 compared to the year ended December 31, 2020. We made aggregate payments of $1.220 billion during the year ended December 31, 2021 to acquire businesses, primarily for the purchase of ownership interests in the SCD Centers. During the year ended December 31, 2020 we paid $1.177 billion to acquire businesses, primarily related to our acquisition of ownership interests in 45 ASCs from affiliates of SCD.

Net cash used in financing activities was $936 million for the year ended December 31, 2021 compared to net cash provided by financing activities of $385 million for the year ended December 31, 2020. During the year ended December 31, 2021, we issued $2.850 billion aggregate principal amount of senior secured first lien notes and used a portion of the proceeds, together with the proceeds from our sale of the Miami Hospitals and cash on hand, to redeem and retire $2.988 billion aggregate principal amount of our then‑outstanding senior unsecured and senior secured first lien notes. Financing activity in 2021 also included the receipt of $37 million of grant funds by our Ambulatory Care segment’s unconsolidated affiliates and their repayment of $104 million of Medicare advances. Additionally, we paid total distributions to noncontrolling interest holders of $423 million during the year ended December 31, 2021.

During the year ended December 31, 2020, we issued $3.800 billion aggregate principal amount of senior unsecured and senior secured first lien notes and paid $3.099 billion to redeem and purchase $2.800 billion aggregate principal amount then outstanding of our senior notes. Additionally, our Ambulatory Care segment’s non-consolidated affiliates received $74 million of grant funds and $113 million of cash advances from Medicare.

We have several structured payables arrangements that are a part of our strategy to make our procurement processes more efficient and cost effective. At December 31, 2021, we were paying approximately 6,300 vendors under these programs, with an annual charge volume of approximately $1.2 billion. We do not expect these programs to result in any significant changes to our liquidity.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At December 31, 2021, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. In April 2020, we amended our Credit Agreement to, among other things, (i) increase the aggregate revolving credit commitments from $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we further amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. Obligations under the Credit Agreement, which has a scheduled maturity date of September 12, 2024, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first‑priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments.

At December 31, 2021, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.797 billion was available for borrowing at December 31, 2021. At December 31, 2021, we were in compliance with all covenants and conditions in our Credit Agreement. See Note 8 to the accompanying Consolidated Financial Statements for additional information about our Credit Agreement.

Letter of Credit Facility—In March 2020, we amended our LC Facility to extend the scheduled maturity date from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. In July 2020, we further amended the LC Facility to incrementally increase the maximum secured debt covenant from 4.25 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ended March 31, 2021, at which point the maximum ratio began to step down incrementally on a quarterly basis through the quarter ended December 31, 2021. At December 31, 2021, the effective maximum secured debt covenant was 4.25 to 1.00, where it will remain until maturity. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal‑ranking basis with our senior secured first lien notes. At December 31, 2021, we were in compliance with all covenants and conditions in the LC Facility. At December 31, 2021, we had $139 million of standby letters of credit outstanding under the LC Facility.

Senior Secured Note Issuances and Debt Refinancing Transactions. In 2021, we sold $2.850 billion aggregate principal amount of senior secured first lien notes – specifically, our 2029 Senior Secured First Lien Notes in June 2021 and our 2030 Senior Secured First Lien Notes in December 2021. The net proceeds from these note issuances was primarily used to redeem our 2025 Senior Secured Second Lien Notes in June 2021 and to finance the acquisition of the SCD Centers in December 2021.

During the year ended December 31, 2021, we paid $3.036 billion to redeem and/or retire $2.988 billion aggregate principal amount then outstanding of senior unsecured and senior secured notes in advance of their respective maturity dates. We used the net proceeds from the June 2021 issuance of our 2029 Senior Secured First Lien Notes, after payment of fees and expenses, the proceeds from the sale of the Miami Hospitals and cash on hand to finance these transactions. We recognized an aggregate loss from early extinguishment of debt of $74 million in the year ended December 31, 2021, primarily related to the difference between the purchase prices and the par values of the notes, as well as the write‑off of associated unamortized issuance costs.

LIQUIDITY
Broad economic factors resulting from the COVID‑19 pandemic, including higher inflation, increased unemployment rates in certain areas in which we operate and reduced consumer spending, continued to impact our service mix, revenue mix and patient volumes in 2021. Business closings and layoffs in the areas we operate have led to increases in the uninsured and underinsured populations; higher uninsured and underinsured populations adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

Throughout the COVID‑19 pandemic, we have taken, and we continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues. These actions included the sale and redemption of various senior unsecured and senior secured notes, which eliminated any significant debt maturities until June 2023 and reduced our required annual cash interest payments. In April 2021, we further amended our Credit Agreement to extend the availability of the Increased Commitments through April 22, 2022. In addition, we have continued to focus on cost‑reduction measures and corporate efficiencies to substantially offset incremental costs, including temporary staffing and premium pay, as well as higher supply costs for PPE. We have also sought to compensate for the COVID‑19 pandemic’s disruption of our patient volumes and mix by growing our services for which demand has been more resilient, including our higher‑acuity service lines, and we expect demand for these higher‑acuity service lines will continue to grow in the future. We believe all of these actions, together with government relief packages, supported our continued operation during the initial uncertainty caused by the COVID‑19 pandemic and continue to do so.

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day‑to‑day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments, as well as cash disbursements required to respond to the COVID‑19 pandemic. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future may cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement and anticipated future cash provided by our operating activities should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements, and other presently known operating needs.

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

•Impairment of long‑lived assets;

•Impairment of goodwill; and

•Accounting for income taxes.

REVENUE RECOGNITION
We report net patient service revenues at the amounts that reflect the consideration we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third‑party payers (including managed care payers and government programs) and others, and they include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews and investigations. Generally, we bill our patients and third‑party payers several days after the services are performed or shortly after discharge. Revenues are recognized as performance obligations are satisfied.

We determine performance obligations based on the nature of the services we provide. We recognize revenues for performance obligations satisfied over time based on actual charges incurred in relation to total expected charges. We believe that this method provides a faithful depiction of the transfer of services over the term of performance obligations based on the inputs needed to satisfy the obligations. Generally, performance obligations satisfied over time relate to patients in our hospitals receiving inpatient acute care services. We measure performance obligations from admission to the point when there are no further services required for the patient, which is generally the time of discharge. We recognize revenues for performance obligations satisfied at a point in time, which generally relate to patients receiving outpatient services, when: (1) services are provided and (2) we do not believe the patient requires additional services.

We determine the transaction price based on gross charges for services provided, reduced by contractual adjustments provided to third‑party payers, discounts provided to uninsured patients in accordance with our Compact, and implicit price concessions provided primarily to uninsured patients. We determine our estimates of contractual adjustments and discounts based on contractual agreements, our discount policies and historical experience. We determine our estimate of implicit price concessions based on our historical collection experience with these classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.

Revenues under the traditional FFS Medicare and Medicaid programs are based primarily on prospective payment systems. Retrospectively determined cost‑based revenues under these programs, which were more prevalent in earlier periods, and certain other payments, such as IME, DGME, DSH and bad debt expense reimbursement, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years before final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates we record could change by material amounts.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2021, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $16 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

Generally, patients who are covered by third‑party payers are responsible for related co‑pays, co‑insurance and deductibles, which vary in amount. We also provide services to uninsured patients and offer uninsured patients a discount from standard charges. We estimate the transaction price for patients with co‑pays, co‑insurance and deductibles and for those who are uninsured based on historical collection experience and current market conditions. Under our Compact and other uninsured discount programs, the discount offered to certain uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self‑pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value at the time they are recorded through implicit price concessions based on historical collection trends for self‑pay accounts and other factors that affect the estimation process. There are various factors that can impact collection trends, such as: changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients; the volume of patients through our emergency departments; the increased burden of co‑pays, co‑insurance amounts and deductibles to be made by patients with insurance; and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to net patient service revenues in the period of the change.

We have provided implicit price concessions, primarily to uninsured patients and patients with co‑pays, co‑insurance and deductibles. The implicit price concessions included in estimating the transaction price represent the difference between amounts billed to patients and the amounts we expect to collect based on our collection history with similar patients. Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co‑pays, co‑insurance and deductibles due from patients with insurance, at the time of service while complying with all federal and state statutes and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non‑emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at December 31, 2021, a 10% increase or decrease in our self‑pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in a favorable or unfavorable adjustment to patient accounts receivable of approximately $9 million.

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

Our estimated reserves for professional and general liability claims will change significantly if future trends differ from projected trends. We believe it is reasonably likely for there to be a 500 basis point increase or decrease in our frequency or severity trend. Based on our reserves and other information at December 31, 2021, a 500 basis point increase in our frequency trend would increase the estimated reserves by $47 million, and a 500 basis point decrease in our frequency trend would decrease the estimated reserves by $37 million. A 500 basis point increase in our severity trend would increase the estimated reserves by $190 million, and a 500 basis point decrease in our severity trend would decrease the estimated reserves by $131 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Case reserves	$387	$273
Incurred but not reported and loss development reserves	658	705
Total reserves	$1,045	$978

Several actuarial methods, including the incurred, paid loss development and Bornhuetter‑Ferguson methods, are applied to our historical loss data to produce estimates of ultimate expected losses and the resulting incurred but not reported and loss development reserves. These methods use our specific historical claims data related to paid losses and loss adjustment expenses, historical and current case reserves, reported and closed claim counts, and a variety of hospital census information. These analyses are considered in our determination of our estimate of the professional liability claims, including the incurred but not reported and loss development reserve estimates. The determination of our estimates involves subjective judgment and could result in material changes to our estimates in future periods if our actual experience is materially different than our assumptions.

Malpractice claims generally take up to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of reserves at December 31, 2021 and 2020 representing unsettled claims was approximately 98% and 99%, respectively.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2021	2020
Accrual for professional and general liability claims, beginning of the year	$978	$965
Less losses recoverable from re-insurance and excess insurance carriers	(50)	(86)
Expense related to:(1)
Current year	200	195
Prior years	131	120
Total incurred loss and loss expense	331	315
Paid claims and expenses related to:
Current year	(13)	(3)
Prior years	(239)	(263)
Total paid claims and expenses	(252)	(266)
Plus losses recoverable from re-insurance and excess insurance carriers	38	50
Accrual for professional and general liability claims, end of year	$1,045	$978

(1)Total malpractice expense for continuing operations, including premiums for insured coverage and recoveries from third parties, was $355 million and $320 million in the years ended December 31, 2021 and 2020, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
We evaluate our long‑lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the asset group, we calculate the amount of an impairment charge only if the carrying value of the asset group exceeds the fair value. For purposes of impairment testing, all asset groups are evaluated at a level below that of the reporting unit, and their carrying values do not include any allocations of goodwill. The fair values of assets are estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of those assets. The estimates of these future net cash flows are based on assumptions and projections we believe to be reasonable and supportable. Estimates require our subjective judgments and take into account assumptions about revenue and expense growth rates, operating margins and recoverable disposition values, based on industry and operating factors. These assumptions may vary by type of asset group and presume stable, improving or, in some cases, declining results, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.

We report long‑lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

Fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the following risks:

•future financial results, which can be impacted by volumes of insured patients and declines in commercial managed care patients, terms of managed care payer arrangements, our ability to collect amounts due from uninsured and managed care payers, loss of volumes as a result of competition, physician recruitment and retention, and our ability to manage costs such as labor costs, which can be adversely impacted by union activity and the shortage of experienced nurses;

•changes in payments from governmental healthcare programs and in government regulations such as reductions to Medicare and Medicaid payment rates resulting from government legislation or rule‑making or from budgetary challenges of states in which we operate;

•how the hospitals are operated in the future;

•the nature of the ultimate disposition of the assets; and

•macro-economic conditions such as inflation, GDP growth and unforeseen technological advancements.

During the year ended December 31, 2021, we recorded $8 million of impairment charges, primarily related to the write‑down of certain indefinite-lived management contracts within our Ambulatory Care segment to their estimated fair values. Of the total impairment charges recognized for the year ended December 31, 2021, $5 million related to our Ambulatory Care segment and $3 million related to our Conifer segment.

During the year ended December 31, 2020, we recorded $92 million of impairment charges, consisting of $76 million to write‑down hospital buildings located in one of our Hospital Operations segment’s markets to their estimated fair values and $16 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2020, $79 million related to our Hospital Operations segment, $12 million related to our Ambulatory Care segment and $1 million related to our Conifer segment.

In our most recent impairment analysis as of December 31, 2021, we had one asset group, including two hospitals and related operations, with an aggregate carrying value of $224 million whose estimated undiscounted future cash flows exceeded the carrying value by approximately 188%. The estimated undiscounted future cash flows of these long‑lived asset groups may not be considered to be substantially in excess of cash flows necessary to recover the carrying values of their long-lived assets. Future adverse trends that necessitate changes in the estimates of undiscounted future cash flows could result in the estimated undiscounted future cash flows being less than the carrying values of the long‑lived assets, which would require a fair value assessment, and if the fair value amount is less than the carrying value of the long‑lived assets, material impairment charges could result.

IMPAIRMENT OF GOODWILL
Goodwill represents the excess of purchase price over the net estimated fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is determined to have an indefinite useful life and is not amortized, but is instead subject to impairment tests performed at least annually, or when events occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For goodwill, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Further testing is required only if we determine, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value. Otherwise no further impairment testing is required. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, we reduce the carrying value, including any allocated goodwill, to fair value, with any impairment not to exceed the carrying amount of goodwill. Any impairment would be recognized as a charge to income from operations and a reduction in the carrying value of goodwill.

At December 31, 2021, our business included three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our reportable segments are reporting units used to perform our goodwill impairment analysis, and goodwill is accordingly assigned to these reporting segments. We completed our annual impairment tests for goodwill as of October 1, 2021.

The allocated goodwill balance related to our Hospital Operations segment totals $2.808 billion. For the Hospital Operations segment, we performed a qualitative analysis and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

The allocated goodwill balance related to our Ambulatory Care segment totals $5.848 billion. For the Ambulatory Care segment, we performed a qualitative analysis and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

The allocated goodwill balance related to our Conifer segment totals $605 million. For the Conifer segment, we performed a qualitative analysis and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Factors considered in the above analyses included recent and estimated future operating trends derived from macro-economic conditions, industry conditions and other factors specific to each reporting segment.

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

During the year ended December 31, 2021, the valuation allowance increased by $2 million, including an increase of $2 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $2 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2021 was $57 million. During the year ended December 31, 2020, the valuation allowance decreased by $226 million, including a decrease of $211 million due to limitations on the tax deductibility of interest expense, a decrease of $1 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and a decrease of $14 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2020 was $55 million. Deferred tax assets relating to interest expense limitations under Internal Revenue Code Section 163(j) have a full valuation allowance because the interest expense carryovers are not expected to be utilized in the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market‑sensitive financial instruments at December 31, 2021. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$135	$1,983	$1,446	$742	$2,120	$9,371	$15,797	$16,323
Average effective interest rates	4.3%	6.6%	4.6%	7.4%	4.9%	5.4%	5.5%

We have no affiliation with partnerships, trusts or other entities (sometimes referred to as “special‑purpose” or “variable‑interest” entities) whose purpose is to facilitate off‑balance sheet financial transactions or similar arrangements by us. As a result, we have no exposure to the financing, liquidity, market or credit risks associated with such entities. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2021. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2021.

Tenet’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2021, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ SAUMYA SUTARIA	/s/ DANIEL J. CANCELMI
Saumya Sutaria, M.D.	Daniel J. Cancelmi
Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 18, 2022	February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tenet Healthcare Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021 of the Company and our report dated February 18, 2022, expressed an unqualified opinion on those financial statements.

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
February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tenet Healthcare Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2021, and 2020, the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Net Operating Revenues and Accounts Receivable - Refer to Notes 1, 3 and 15 to the financial statements
Critical Audit Matter Description
Management reports net patient service revenues and accounts receivable at the amounts that reflect the consideration to which they expect to be entitled for providing patient care. As of and for the year ended December 31, 2021, the balances for net operating revenues, of which approximately 93% is net patient service revenues, and accounts receivable were $19.485 billion and $2.770 billion, respectively. The transaction price is based on gross charges for services provided, reduced by contractual adjustments provided to third-party payers, discounts provided to uninsured patients in accordance with the Company’s Compact with Uninsured Patients, and implicit price concessions provided primarily to uninsured patients. The implicit price concessions are estimates developed by management based on their historical collection experience with these classes of patients using a portfolio approach.

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

Professional and General Liability Reserves- Refer to Notes 1 and 16 to the financial statements
Critical Audit Matter Description
Management records an accrual for the portion of their professional and general liability risks, including incurred but not reported claims, for which they are self-insured and that are probable and can be reasonably estimated. As of December 31, 2021, the accrual for professional and general liability reserves was $1.045 billion. This accrual is estimated based on internal and third-party modeled estimates of projected payments using case-specific facts and circumstances and the Company’s historical claim loss reporting, claim development and settlement patterns, reported and closed claim counts, and a variety of hospital census information.

Given the subjectivity of estimating the projected liability of reported and unreported claims, auditing the professional and general liability reserves involved especially subjective judgments.

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
•With the assistance of our internal actuarial specialists, we developed an independent range of estimates of the professional and general liability reserves, using loss data, historical and industry claim development factors, among other factors, to derive a range of projections of ultimate losses, and compared our estimates to management’s estimates.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 18, 2022

We have served as the Company’s auditor since 2007.

CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,364	$2,446
Accounts receivable	2,770	2,690
Inventories of supplies, at cost	384	368
Assets held for sale	—	140
Other current assets	1,557	1,503
Total current assets	7,075	7,147
Investments and other assets	3,254	2,534
Deferred income taxes	65	325
Property and equipment, at cost, less accumulated depreciation and amortization ($5,960 at December 31, 2021 and $6,043 at December 31, 2020)	6,427	6,692
Goodwill	9,261	8,808
Other intangible assets, at cost, less accumulated amortization ($1,374 at December 31, 2021 and $1,284 at December 31, 2020)	1,497	1,600
Total assets	$27,579	$27,106
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$135	$145
Accounts payable	1,300	1,207
Accrued compensation and benefits	896	942
Professional and general liability reserves	254	243
Accrued interest payable	203	248
Liabilities held for sale	—	70
Contract liabilities	959	659
Other current liabilities	1,362	1,333
Total current liabilities	5,109	4,847
Long-term debt, net of current portion	15,511	15,574
Professional and general liability reserves	791	735
Defined benefit plan obligations	421	497
Deferred income taxes	36	29
Contract liabilities – long-term	15	918
Other long-term liabilities	1,439	1,617
Total liabilities	23,322	24,217
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,203	1,952
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 155,520,691 shares issued at December 31, 2021 and 154,407,524 shares issued at December 31, 2020	8	7
Additional paid-in capital	4,877	4,844
Accumulated other comprehensive loss	(233)	(281)
Accumulated deficit	(1,214)	(2,128)
Common stock in treasury, at cost, 48,331,649 shares at December 31, 2021 and 48,337,947 shares at December 31, 2020	(2,410)	(2,414)
Total shareholders’ equity	1,028	28
Noncontrolling interests	1,026	909
Total equity	2,054	937
Total liabilities and equity	$27,579	$27,106

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2021	2020	2019
Net operating revenues	$19,485	$17,640	$18,479
Grant income	191	882	—
Equity in earnings of unconsolidated affiliates	218	169	175
Operating expenses:
Salaries, wages and benefits	8,878	8,418	8,698
Supplies	3,328	2,982	3,057
Other operating expenses, net	4,206	4,125	4,171
Depreciation and amortization	855	857	850
Impairment and restructuring charges, and acquisition-related costs	85	290	185
Litigation and investigation costs	116	44	141
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(445)	(14)	15
Operating income	2,871	1,989	1,537
Interest expense	(923)	(1,003)	(985)
Other non-operating income (expense), net	14	1	(5)
Loss from early extinguishment of debt	(74)	(316)	(227)
Income from continuing operations, before income taxes	1,888	671	320
Income tax benefit (expense)	(411)	97	(160)
Income from continuing operations, before discontinued operations	1,477	768	160
Discontinued operations:
Income (loss) from operations	(1)	—	15
Income tax expense	—	—	(4)
Income (loss) from discontinued operations	(1)	—	11
Net income	1,476	768	171
Less: Net income available to noncontrolling interests	562	369	386
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$914	$399	$(215)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$915	$399	$(226)
Income (loss) from discontinued operations, net of tax	(1)	—	11
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$914	$399	$(215)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$8.56	$3.80	$(2.19)
Discontinued operations	$(0.01)	$—	$0.11
	$8.55	$3.80	$(2.08)
Diluted
Continuing operations	$8.43	$3.75	$(2.19)
Discontinued operations	$(0.01)	$—	$0.11
	$8.42	$3.75	$(2.08)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	106,833	105,010	103,398
Diluted	108,571	106,263	103,398

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Dollars in Millions

	Years Ended December 31,
	2021	2020	2019
Net income	$1,476	$768	$171
Other comprehensive income (loss):
Adjustments for defined benefit plans	50	(41)	(52)
Amortization of net actuarial loss included in other non-operating income (expense), net	11	9	10
Unrealized gain on debt securities held as available-for-sale	—	1	—
Foreign currency translation adjustments and other	1	—	—
Other comprehensive income (loss) before income taxes	62	(31)	(42)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(14)	7	8
Total other comprehensive income (loss), net of tax	48	(24)	(34)
Comprehensive net income	1,524	744	137
Less: Comprehensive income to noncontrolling interests	562	369	386
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$962	$375	$(249)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Dollars in Millions, Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2018	102,537	$7	$4,747	$(223)	$(2,299)	$(2,414)	$806	$624
Net income (loss)	—	—	—	—	(215)	—	194	(21)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(162)	(162)
Other comprehensive loss	—	—	—	(34)	—	—	—	(34)
Accretion of redeemable noncontrolling interests	—	—	(18)	—	—	—	—	(18)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(7)	—	—	—	16	9
Cumulative effect of accounting change	—	—	—	—	1	—	—	1
Stock-based compensation expense, tax benefit and issuance of common stock	1,660	—	38	—	—	—	—	38
Balances at December 31, 2019	104,197	7	4,760	(257)	(2,513)	(2,414)	854	437
Net income	—	—	—	—	399	—	183	582
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(152)	(152)
Other comprehensive loss	—	—	—	(24)	—	—	—	(24)
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests, net	—	—	27	—	—	—	24	51
Cumulative effect of accounting change	—	—	—	—	(14)	—	—	(14)
Stock-based compensation expense, tax benefit and issuance of common stock	1,873	—	61	—	—	—	—	61
Balances at December 31, 2020	106,070	7	4,844	(281)	(2,128)	(2,414)	909	937
Net income	—	—	—	—	914	—	226	1,140
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(206)	(206)
Other comprehensive income	—	—	—	48	—	—	—	48
Accretion of redeemable noncontrolling interests	—	—	(11)	—	—	—	—	(11)
Purchases of businesses and noncontrolling interests, net	—	—	—	—	—	—	97	97
Stock-based compensation expense, tax benefit and issuance of common stock	1,119	1	44	—	—	4	—	49
Balances at December 31, 2021	107,189	$8	$4,877	$(233)	$(1,214)	$(2,410)	$1,026	$2,054

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Years Ended December 31,
	2021	2020	2019
Net income	$1,476	$768	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	855	857	850
Deferred income tax expense (benefit)	250	(128)	144
Stock-based compensation expense	56	44	42
Impairment and restructuring charges, and acquisition-related costs	85	290	185
Litigation and investigation costs	116	44	141
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(445)	(14)	15
Loss from early extinguishment of debt	74	316	227
Equity in earnings of unconsolidated affiliates, net of distributions received	(10)	(37)	(32)
Amortization of debt discount and debt issuance costs	33	38	35
Pre-tax loss (income) from discontinued operations	1	—	(15)
Other items, net	(33)	(29)	(15)
Changes in cash from operating assets and liabilities:
Accounts receivable	(197)	195	(247)
Inventories and other current assets	(52)	(145)	(94)
Income taxes	68	19	8
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(584)	1,302	12
Other long-term liabilities	28	221	3
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(153)	(333)	(192)
Net cash used in operating activities from discontinued operations, excluding income taxes	—	(1)	(5)
Net cash provided by operating activities	1,568	3,407	1,233
Cash flows from investing activities:
Purchases of property and equipment	(658)	(540)	(670)
Purchases of businesses or joint venture interests, net of cash acquired	(1,220)	(1,177)	(25)
Proceeds from sales of facilities and other assets — continuing operations	1,248	77	63
Proceeds from sales of facilities and other assets — discontinued operations	—	—	17
Proceeds from sales of marketable securities, long-term investments and other assets	31	59	82
Purchases of marketable securities and equity investments	(108)	(44)	(62)
Other items, net	(7)	17	(24)
Net cash used in investing activities	(714)	(1,608)	(619)
Cash flows from financing activities:
Repayments of borrowings under credit facility	—	(740)	(2,640)
Proceeds from borrowings under credit facility	—	740	2,640
Repayments of other borrowings	(3,221)	(3,293)	(6,131)
Proceeds from other borrowings	2,872	3,818	5,719
Debt issuance costs	(31)	(48)	(70)
Distributions paid to noncontrolling interests	(423)	(287)	(307)
Proceeds from sale of noncontrolling interests	25	14	21
Purchases of noncontrolling interests	(27)	(39)	(11)
Medicare advances and grants received by unconsolidated affiliates, net of recoupment	(67)	187	—
Other items, net	(64)	33	16
Net cash provided by (used in) financing activities	(936)	385	(763)
Net increase (decrease) in cash and cash equivalents	(82)	2,184	(149)
Cash and cash equivalents at beginning of period	2,446	262	411
Cash and cash equivalents at end of period	$2,364	$2,446	$262
Supplemental disclosures:
Interest paid, net of capitalized interest	$(937)	$(962)	$(946)
Income tax payments, net	$(92)	$(12)	$(12)
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes our subsidiary USPI Holding Company, Inc. (“USPI”), at December 31, 2021, we operated 60 hospitals and 535 other healthcare facilities. We hold noncontrolling interests in 167 of these facilities, which are recorded using the equity method of accounting. At December 31, 2021, we held an ownership interest in USPI of approximately 95%. We also operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. subsidiary (“Conifer”). We owned an interest of approximately 76% in Conifer Health Solutions, LLC at December 31, 2021.

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of USPI, which holds ownership interests in ambulatory surgery centers and surgical hospitals. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

Basis of Presentation
Our Consolidated Financial Statements include the accounts of Tenet and its wholly owned and majority‑owned subsidiaries. We eliminate intercompany accounts and transactions in consolidation, and we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition. We account for significant investments in other affiliated companies using the equity method. We also utilize the equity method when we have the ability to exercise significant influence over the affiliated company, despite not holding a significant percentage of its ownership interest. Unless otherwise indicated, all financial and statistical data included in these notes to our Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per‑share amounts).

Effective January 1, 2020, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016‑13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016‑13”) using the modified retrospective transition approach as of the period of adoption. The amendments in this ASU required a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Upon adoption of ASU 2016‑13 on January 1, 2020, we recorded a cumulative effect adjustment to increase accumulated deficit by $14 million.

Effective January 1, 2019, we adopted ASU 2016‑02, “Leases (Topic 842)” (“ASU 2016‑02”) using the modified retrospective transition approach as of the period of adoption. Our financial statements for periods prior to January 1, 2019 were not modified for the application of the new lease accounting standard. The main difference between the guidance in ASU 2016‑02 and previous accounting principles generally accepted in the United States of America (“GAAP”) is the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under previous GAAP. Upon adoption of ASU 2016‑02, we recorded $822 million of right‑of‑use assets, net of deferred rent, associated with operating leases in investments and other assets in our consolidated balance sheet, $147 million of current liabilities associated with operating leases in other current liabilities in our consolidated balance sheet and $715 million of long‑term liabilities associated with operating leases in other long‑term liabilities in our consolidated balance sheet. We also recognized $1 million of cumulative effect adjustment that decreased accumulated deficit at January 1, 2019.

Certain prior‑year amounts have been reclassified to conform to the current year presentation. In our consolidated balance sheets, income tax receivable has been reclassified to other current assets, as it is no longer significant enough to present separately. In our consolidated statements of cash flows, long‑term assets has been combined with other items, net, as it is no longer significant enough to present separately, but it remains located within cash flows from investing activities. In addition, within the financing section of our statement of cash flows, proceeds from shares issued under stock‑based compensation plans, net of taxes paid related to net share settlement has been combined with other items, net.

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

COVID-19 Pandemic
During 2020 and 2021, COVID-19 impacted all three segments of our business, as well as our patients, communities and employees. Federal, state and local authorities undertook several actions in 2020 and 2021 designed to assist healthcare providers in providing care to COVID‑19 and other patients and to mitigate the adverse economic impact of the COVID‑19 pandemic. Among other things, the legislative actions taken by the federal government to respond to the COVID‑19 pandemic (collectively, the “COVID Acts”) authorized aggregate grant payments of $178 billion to be distributed through the Public Health and Social Services Emergency Fund (“PRF”) to health care providers who experienced lost revenues and increased expenses during the pandemic. The COVID Acts also revised the Medicare accelerated payment program to disburse payments to hospitals and other care providers more quickly and permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Our participation in these programs and the related accounting policies are summarized below.

Grant Income—During the years ended December 31, 2021 and 2020, we received cash payments of $215 million and $974 million, including cash received by our unconsolidated affiliates, from the PRF and state and local grant programs. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID‑related costs as defined by the U.S. Department of Health and Human Services (“HHS”), and that the providers will not seek collection of out‑of‑pocket payments from a COVID‑19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in‑network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by the Secretary of HHS. In June 2021, HHS established new deadlines for when recipients of PRF grants must use the funding received, generally 12 to 18 months after receipt of the grant funds. HHS will recoup PRF grant funds not utilized by the established deadlines.

The table below summarizes grant funds received by our Hospital Operations and Ambulatory Care segments and by our unconsolidated affiliates for which we provide cash management services during the years ended December 31, 2021 and 2020, and their location in the accompanying Consolidated Statements of Cash Flows. There was no grant fund activity during the year ended December 31, 2019.

	Years Ended December 31,
	2021	2020
Grant payments received from COVID-19 relief programs:
Included in cash flows from operating activities:
Hospital Operations	$142	$824
Ambulatory Care	36	76
	$178	$900

Included in cash flows from financing activities:
Unconsolidated affiliates for which we provide cash management services	$37	$74

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

The table below summarizes grant income recognized by our Hospital Operations and Ambulatory Care segments during the years ended December 31, 2021 and 2020. In addition, the table presents grant income recognized by our unconsolidated affiliates during 2021 and 2020, which is included in equity in earnings of unconsolidated affiliates in our consolidated statement of operations. No grant income was recognized during the year ended December 31, 2019.

	Years Ended December 31,
	2021	2020
Grant income recognized from COVID-19 relief programs:
Included in grant income:
Hospital Operations	$142	$823
Ambulatory Care	49	59
	$191	$882

Included in equity in earnings of unconsolidated affiliates:
Unconsolidated affiliates	$14	$17

At December 31, 2021 and 2020, we had remaining deferred grant payment balances of $5 million and $18 million, respectively, which amounts were recorded in other current liabilities in the accompanying Consolidated Balance Sheets for those periods.

Medicare Accelerated Payment Program—In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. The COVID Acts revised the Medicare accelerated payment program to disburse payments to healthcare providers more quickly. Recipients may retain the accelerated payments for one year from the date of receipt before recoupment commences, which is effectuated by a 25% offset of claims payments for 11 months, followed by a 50% offset for the succeeding six months. At the end of the 29‑month period, interest on the unrecouped balance will be assessed at 4.00% per annum. The initial 11‑month recoupment period began in April 2021.

Our Hospital Operations and Ambulatory Care segments both received advance payments from the Medicare accelerated payment program during 2020. No additional advances were received in the year ended December 31, 2021. During the year ended December 31, 2021, $457 million of advances received by our Hospital Operations segment and $36 million of advances received by our Ambulatory Care segment were recouped through a reduction of our Medicare claims payments. Also in 2021, $40 million of advances received by our unconsolidated affiliates for which we provide cash management services were recouped through a reduction of those affiliates’ Medicare claims payments. In addition to the amounts recouped during the year ended December 31, 2021, our Ambulatory Care segment repaid $83 million of advances, including $64 million for advances received by our unconsolidated affiliates for which we provide cash management services. In the accompanying Consolidated Balance Sheets, advances totaling $880 million and $603 million were included in contract liabilities at December 31, 2021 and December 31, 2020, respectively, and advances totaling $902 million were included in contract liabilities – long term at December 31, 2020.

Deferral of Employment Tax Payments—The COVID Acts permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We remitted the first portion of the deferred Social Security tax payments in December 2021. At December 31, 2021, deferred Social Security tax payments totaling $128 million were included in accrued compensation and benefits in the accompanying Consolidated Balance Sheets.

Translation of Foreign Currencies
We formed our Global Business Center (“GBC”) in the Philippines during the year ended December 31, 2019. The GBC’s accounts are measured in its local currency (the Philippine peso) and then translated into U.S. dollars. All assets and liabilities denominated in foreign currency are translated using the current rate of exchange at the balance sheet date. Results of operations denominated in foreign currency are translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates are accumulated in shareholders’ equity.

Net Operating Revenues
We recognize net operating revenues in the period in which we satisfy our performance obligations under contracts by transferring services to our customers. Net operating revenues are recognized in the amounts we expect to be entitled to, which are the transaction prices allocated for the distinct services. Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients (“Compact”) and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to health systems, individual hospitals and physician practices.

Net Patient Service Revenues—We report net patient service revenues at the amounts that reflect the consideration we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third‑party payers (including managed care payers and government programs) and others, and they include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews and investigations. Generally, we bill our patients and third‑party payers several days after the services are performed or shortly after discharge. Revenues are recognized as performance obligations are satisfied.

We determine performance obligations based on the nature of the services we provide. We recognize revenues for performance obligations satisfied over time based on actual charges incurred in relation to total expected charges. We believe that this method provides a faithful depiction of the transfer of services over the term of performance obligations based on the inputs needed to satisfy the obligations. Generally, performance obligations satisfied over time relate to patients in our hospitals receiving inpatient acute care services. We measure performance obligations from admission to the point when there are no further services required for the patient, which is generally the time of discharge. We recognize revenues for performance obligations satisfied at a point in time, which generally relate to patients receiving outpatient services, when: (1) services are provided and (2) we do not believe the patient requires additional services.

Because our patient service performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in FASB Accounting Standards Codification (“FASB ASC”) 606‑10‑50‑14(a) and, therefore, we are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations referred to above are primarily related to inpatient acute care services at the end of the reporting period. The performance obligations for these contracts are generally completed when the patients are discharged, which generally occurs within days or weeks of the end of the reporting period.

We determine the transaction price based on gross charges for services provided, reduced by contractual adjustments provided to third‑party payers, discounts provided to uninsured patients in accordance with our Compact, and implicit price concessions provided primarily to uninsured patients. We determine our estimates of contractual adjustments and discounts based on contractual agreements, our discount policies and historical experience. We determine our estimate of implicit price concessions based on our historical collection experience with these classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.

Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and, therefore, are not displayed in our consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop‑loss payments). Because Medicare requires that a hospital’s gross charges be the same for all patients (regardless of payer category), gross charges are what hospitals charge all patients prior to the application of discounts and allowances.

Revenues under the traditional fee‑for‑service (“FFS”) Medicare and Medicaid programs are based primarily on prospective payment systems. Retrospectively determined cost‑based revenues under these programs, which were more prevalent in earlier periods, and certain other payments, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share hospital and bad debt expense reimbursement, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates we record could change by material amounts.

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

Settlements with third‑party payers for retroactive revenue adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care using the most likely outcome method. These settlements are estimated based on the terms of the payment agreement with the payer, correspondence from the payer and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations.

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

Generally, patients who are covered by third‑party payers are responsible for related co‑pays, co‑insurance and deductibles, which vary in amount. We also provide services to uninsured patients and offer uninsured patients a discount from standard charges. We estimate the transaction price for patients with co‑pays, co‑insurance and deductibles and for those who are uninsured based on historical collection experience and current market conditions. Under our Compact and other uninsured discount programs, the discount offered to certain uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self‑pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value at the time they are recorded through implicit price concessions based on historical collection trends for self‑pay accounts and other factors that affect the estimation process. There are various factors that can impact collection trends, such as: changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients; the volume of patients through our emergency departments; the increased burden of co‑pays, co‑insurance amounts and deductibles to be made by patients with insurance; and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to net patient service revenues in the period of the change.

We have provided implicit price concessions, primarily to uninsured patients and patients with co‑pays, co‑insurance and deductibles. The implicit price concessions included in estimating the transaction price represent the difference between amounts billed to patients and the amounts we expect to collect based on our collection history with similar patients. Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co‑pays, co‑insurance and deductibles due from patients with insurance, at the time of service while complying with all federal and state statutes and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non‑emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per‑diem amount for services received, subject to a cap. Except for the per‑diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Patient advocates from Conifer’s Eligibility and Enrollment Services program screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs.

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

At contract inception, Conifer assesses the services specified in its contracts with customers and identifies a performance obligation for each distinct contracted service. Conifer identifies the performance obligations and considers all the services provided under the contract. Conifer generally considers the following distinct services as separate performance obligations:

•revenue cycle management services;

•value‑based care services;

•patient communication and engagement services;

•consulting services; and

•other client‑defined projects.

Conifer’s contracts generally consist of fixed‑price, volume‑based or contingency‑based fees. Conifer’s long‑term contracts typically provide for Conifer to deliver recurring monthly services over a multi‑year period. The contracts are typically priced such that Conifer’s monthly fee to its customer represents the value obtained by the customer in the month for those services. Such multi‑year service contracts may have upfront fees related to transition or integration work performed by Conifer to set up the delivery for the ongoing services. Such transition or integration work typically does not result in a separately identifiable obligation; thus, the fees and expenses related to such work are deferred and recognized over the life of the related contractual service period. For contracts in which the amortization period of the asset is one year or less, we have elected to apply the practical expedient provided by FASB ASC 340‑40‑25‑4 and expense these costs as incurred.

Revenue for fixed‑priced contracts is typically recognized at the time of billing unless evidence suggests that the revenue is earned or Conifer’s obligations are fulfilled in a different pattern. Revenue for volume‑based contracts is typically recognized as the services are being performed at the contractually billable rate, which is generally a percentage of collections or a percentage of client net patient revenue.

Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.364 billion and $2.446 billion at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, our book overdrafts were $226 million and $154 million, respectively, which were classified as accounts payable. At December 31, 2021 and 2020, $188 million and $166 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.

At December 31, 2021, 2020 and 2019, we had $95 million, $93 million and $136 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $88 million, $85 million and $119 million, respectively, were included in accounts payable.

Investments in Debt and Equity Securities
We classify investments in debt securities as either available‑for‑sale, held‑to‑maturity or as part of a trading portfolio. Our policy is to classify investments in debt securities that may be needed for cash requirements as “available‑for‑sale.” At December 31, 2021, we had no significant investments in debt securities classified as either held‑to‑maturity or trading. We carry debt securities classified as available‑for‑sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other‑than‑temporary, at which point we would record a loss in our consolidated statements of operations.

We carry equity securities at fair value, and we report their unrealized gains and losses in other non‑operating expense, net, in our consolidated statements of operations. If the equity security does not have a readily determinable fair value, the carrying value of the security is adjusted only when there is a price change that is observable from a transaction of an identical or similar investment. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Investments in Unconsolidated Affiliates
We control 257 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (166 of 423 at December 31, 2021), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations. In the years ended December 31, 2021 and 2020, equity in earnings of unconsolidated affiliates included $14 million and $17 million, respectively, from PRF grants recognized by our Ambulatory Care segment’s unconsolidated affiliates.

Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	December 31,
	2021	2020	2019
Current assets	$1,176	$1,309	$1,180
Noncurrent assets	$1,390	$1,262	$1,042
Current liabilities	$(495)	$(516)	$(372)
Noncurrent liabilities	$(855)	$(866)	$(739)
Noncontrolling interests	$(659)	$(621)	$(579)

	Years Ended December 31,
	2021	2020	2019
Net operating revenues	$3,030	$2,665	$2,680
Net income	$836	$702	$765
Net income attributable to the investees	$499	$437	$499

Our equity method investment that contributes the most to our equity in earnings of unconsolidated affiliates is Texas Health Ventures Group, LLC (“THVG”), which is operated by USPI. THVG represented $107 million, $85 million and $79 million of total equity in earnings of unconsolidated affiliates of $218 million, $169 million and $175 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Property and Equipment
Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight‑line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. Interest costs related to construction projects are capitalized. In the years ended December 31, 2021, 2020 and 2019, capitalized interest was $4 million, $5 million and $11 million, respectively.

We evaluate our long‑lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, we calculate the amount of an impairment charge only if the carrying value of the long‑lived assets exceeds their fair value. The fair value of the asset is estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. Estimates require our subjective judgments and take into account assumptions about revenue and expense growth rates, operating margins and recoverable disposition values, based on industry and operating factors. These assumptions may vary by type of asset and presume stable, improving or, in some cases, declining results, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.

We report long‑lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

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

We determine if an arrangement is a lease at inception of the contract. Our right‑of‑use assets represent our right to use the underlying assets for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right‑of‑use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. For our Hospital Operations and Conifer segments, we estimate our incremental borrowing rates for our portfolio of leases using documented rates included in our recent equipment finance leases or, if applicable, recent secured debt issuances that correspond to various lease terms. We also give consideration to information obtained from our bankers, our secured debt fair value and publicly available data for instruments with similar characteristics. For our Ambulatory Care segment, we estimate an incremental borrowing rate for each center by utilizing historical and projected financial data, estimating a hypothetical credit rating using publicly available market data and adjusting the market data to reflect the effects of collateralization.

Our operating leases are primarily for real estate, including off‑campus outpatient facilities, medical office buildings, and corporate and other administrative offices, as well as medical and office equipment. Our finance leases are primarily for medical equipment and information technology and telecommunications assets. Our real estate lease agreements typically have initial terms of five to 10 years, and our equipment lease agreements typically have initial terms of three years. We do not record leases with an initial term of 12 months or less (“short‑term leases”) in our consolidated balance sheets.

Our real estate leases may include one or more options to renew, with renewals that can extend the lease term from five to 10 years. The exercise of lease renewal options is at our sole discretion. In general, we do not consider renewal options to be reasonably likely to be exercised, therefore, renewal options are generally not recognized as part of our right‑of‑use assets and lease liabilities. Certain leases also include options to purchase the leased property. The useful life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The majority of our medical equipment leases have terms of three years with a bargain purchase option that is reasonably certain of exercise, so these assets are depreciated over their useful life, typically ranging from five to seven years. Similarly, some of our leases of information technology and telecommunications assets include a transfer of title and, therefore, have useful lives of 15 years.

Certain of our lease agreements for real estate include payments based on actual common area maintenance expenses and others include rental payments adjusted periodically for inflation. These variable lease payments are recognized in other operating expenses, net, but are not included in the right‑of‑use asset or liability balances. Our lease agreements do not contain any material residual value guarantees, restrictions or covenants.

We have elected the practical expedient that allows lessees to choose to not separate lease and non‑lease components by class of underlying asset and are applying this expedient to all relevant asset classes. We have also elected the practical expedient package to not reassess at adoption (i) expired or existing contracts for whether they are or contain a lease, (ii) the lease classification of any existing leases or (iii) initial indirect costs for existing leases.

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

Other intangible assets consist of capitalized software costs, which are amortized on a straight‑line basis over the estimated useful life of the software, which ranges from three to 15 years, costs of acquired management and other contract service rights, most of which have indefinite lives, and miscellaneous intangible assets.

Accruals for General and Professional Liability Risks
We accrue for estimated professional and general liability claims, when they are probable and can be reasonably estimated. The accrual, which includes an estimate of incurred but not reported claims, is updated each quarter based on a model of projected payments using case‑specific facts and circumstances and our historical loss reporting, development and settlement patterns. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice expense is presented within other operating expenses in the accompanying Consolidated Statements of Operations.

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

Segment Reporting
We primarily operate acute care hospitals and related healthcare facilities. Our Hospital Operations segment generated 80% of our net operating revenues in the year ended December 31, 2021 and 81% during both of the years ended December 31, 2020 and 2019. At December 31, 2021, each of our markets related to our general hospitals reported directly to our chief executive officer. Major decisions, including capital resource allocations, are made at the consolidated level, not at the market or hospital level. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Costs Associated With Exit or Disposal Activities
We recognize costs associated with exit (including restructuring) or disposal activities when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.

NOTE 2. NONCONTROLLING INTERESTS
Our noncontrolling interests balances at December 31, 2021 and 2020 in the accompanying Consolidated Statements of Changes in Equity were comprised of $128 million and $116 million, respectively, from our Hospital Operations segment, and $898 million and $793 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the years ended December 31, 2021, 2020 and 2019 were comprised of $21 million, $14 million and $16 million, respectively, from our Hospital Operations segment, and $205 million, $169 million and $178 million, respectively, from our Ambulatory Care segment.

NOTE 3. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are shown in the table below:

	December 31,
	2021	2020
Continuing operations:
Patient accounts receivable	$2,600	$2,499
Estimated future recoveries	137	156
Net cost reports and settlements receivable and valuation allowances	33	34
	2,770	2,689
Discontinued operations	—	1
Accounts receivable, net	$2,770	$2,690

Accounts that are pursued for collection through Conifer’s business offices are maintained on our hospitals’ books and reflected in patient accounts receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third‑party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts.

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

We participate in various provider fee programs, which help reduce the amount of uncompensated care from indigent patients and those paying with Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Consolidated Balance Sheets related to California’s provider fee program:

	December 31,
	2021	2020
Assets:
Other current assets	$370	$378
Investments and other assets	$213	$206

Liabilities:
Other current liabilities	$123	$110
Other long-term liabilities	$60	$56

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our now-divested health plan businesses) of caring for our uninsured and charity patients:

	Years Ended December 31,
	2021	2020	2019
Estimated costs for:
Uninsured patients	$650	$617	$664
Charity care patients	97	147	156
Total	$747	$764	$820

NOTE 4. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Consolidated Balance Sheets at December 31, 2021 and 2020. Approximately 91% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. As discussed in Note 1, the COVID Acts revised the Medicare accelerated payment program to disburse payments more quickly. During the year ended December 31, 2020, our Hospital Operations segment received advance payments from the Medicare accelerated payment program following its expansion under the COVID Acts. No additional advances were received during the year ended December 31, 2021. The advance payments received were recorded as contract liabilities in the accompanying Consolidated Balance Sheets at December 31, 2021 and 2020.

The opening and closing balances of contract assets and contract liabilities for our Hospital Operations segment were as follows:

		Contract Liability –	Contract Liability –
		Current	Long-term
	Contract Assets	Advances from Medicare	Advances from Medicare
December 31, 2020	$208	$510	$819
December 31, 2021	181	876	—
Increase (decrease)	$(27)	$366	$(819)

December 31, 2019	$170	$—	$—
December 31, 2020	208	510	819
Increase	$38	$510	$819

Ambulatory Care Segment
During the year ended December 31, 2020, our Ambulatory Care segment also received advance payments from the Medicare accelerated payment program. In addition to the advances received by our Ambulatory Care segment, contract liabilities and contract liabilities – long‑term in the accompanying Consolidated Balance Sheet included $51 million and $62 million, respectively, of Medicare advance payments received by our unconsolidated affiliates for which we provide cash management services at December 31, 2020.

The opening and closing balances of contract liabilities for our Ambulatory Care segment were as follows:

	Contract Liability –	Contract Liability –
	Current	Long-term
	Advances from Medicare	Advances from Medicare
December 31, 2020	$93	$83
December 31, 2021	4	—
Decrease	$(89)	$(83)

December 31, 2019	$—	$—
December 31, 2020	93	83
Increase	$93	$83

Conifer Segment
The opening and closing balances of Conifer’s receivables, contract asset, and current and long‑term contract liabilities were as follows:

			Contract Liability –	Contract Liability –
		Contract Asset –	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2020	$56	$20	$56	$16
December 31, 2021	28	18	79	15
Increase (decrease)	$(28)	$(2)	$23	$(1)

December 31, 2019	$26	$11	$61	$18
December 31, 2020	56	20	56	16
Increase (decrease)	$30	$9	$(5)	$(2)

The differences between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those customers who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets were reported as part of other current assets in the accompanying Consolidated Balance Sheets, and its current and long‑term contract liabilities were reported as part of contract liabilities and contract liabilities – long‑term, respectively, in the accompanying Consolidated Balance Sheets.

In the years ended December 31, 2021 and 2020, Conifer recognized $56 million and $61 million, respectively, of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the services period.

Contract Costs
We recognized amortization expense related to deferred contract setup costs of $4 million in both of the years ended December 31, 2021 and 2020, and $5 million in the year ended December 31, 2019. At December 31, 2021 and 2020, the unamortized customer contract costs were $23 million and $24 million, respectively, and were presented as part of investments and other assets in the accompanying Consolidated Balance Sheets.

NOTE 5. ASSETS AND LIABILITIES HELD FOR SALE
In August 2021, we completed the sale of five Miami‑area hospitals and certain related operations (the “Miami Hospitals”) held by our Hospital Operations segment. We recognized a pre‑tax gain on sale of $406 million during the year ended December 31, 2021, which was included in net losses (gains) on sales, consolidation and deconsolidation of facilities in the accompanying Consolidated Statement of Operations.

In the three months ended June 30, 2021, we completed the sale of the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. During the same period, we also completed the sale of a building we owned in the Philadelphia area that was held by our Hospital Operations segment. The assets and liabilities related to the urgent care centers and the building were classified as held for sale at December 31, 2020 in the accompanying Consolidated Balance Sheet. We recorded pre‑tax gains of $14 million and $2 million related to the sale of the urgent care centers and the sale of the building in Philadelphia, respectively, in the year ended December 31, 2021.

In the fourth quarter of 2019, we reached a definitive agreement to sell two of our hospitals and other operations in the Memphis area and we classified the related assets and liabilities as held for sale in our consolidated balance sheet at December 31, 2019. Following action by the U.S. Federal Trade Commission to challenge the proposed transaction, we determined in December 2020 that we no longer intend to pursue the sale of the hospitals and related operations. These assets and liabilities were removed from assets and liabilities held for sale in December 2020 and reclassified as held and used in our consolidated balance sheet.

In the first quarter of 2019, we completed the sale of three of our hospitals in the Chicago area, as well as other operations affiliated with the hospitals; these assets and liabilities were classified as held for sale beginning in the fourth quarter of 2017. Related to this transaction, we recorded loss on sale of $5 million and $14 million in the years ended December 31, 2020 and December 31, 2019, respectively.

Gains and losses related to the sales described above were included in net losses (gains) on sales, consolidation and deconsolidation of facilities in the accompanying Consolidated Statements of Operations in the respective years in which they were realized.

During the year ended December 31, 2019, we recognized an impairment charge of $26 million for the write‑down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of planned divestitures. No impairment charge was incurred during the years ended December 31, 2021 and 2020 related to planned divestitures.

The following table provides information on significant components of our business that were recently disposed of:

	Years Ended December 31,
	2021	2020	2019
Significant disposals:
Income (loss) from continuing operations, before income taxes:
Chicago-area hospitals (includes a $5 million loss on sale in the 2020 period and a $14 million loss on sale in the 2019 period)	$(2)	$3	$(19)
Miami Hospitals (includes a $406 million gain on sale in 2021)	455	67	44
Total	$453	$70	$25

NOTE 6. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS
We recognized impairment charges on long‑lived assets in 2021, 2020 and 2019 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a marketplace participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve each facility’s most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long‑lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material.

At December 31, 2021, our continuing operations consisted of three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis. We completed our annual impairment tests for goodwill as of October 1, 2021.

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost‑effective structure, such as the establishment of offshore support operations at our GBC. Certain restructuring and acquisition‑related costs are based on estimates. Changes in estimates are recognized as they occur.

Year Ended December 31, 2021
During the year ended December 31, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $85 million, consisting of $57 million of restructuring charges, $8 million of impairment charges and $20 million of acquisition‑related costs. Restructuring charges consisted of $14 million of employee severance costs, $19 million related to the transition of various administrative functions to our GBC and $24 million of other restructuring costs. Impairments primarily consisted of charges to reduce the carrying value of certain management contract intangible assets held by our Ambulatory Care segment to their estimated fair value. Our impairment charges for the year ended December 31, 2021 were comprised of $5 million from our Ambulatory Care segment and $3 million from our Conifer segment. Acquisition‑related costs consisted of $20 million of transaction costs.

Year Ended December 31, 2020
During the year ended December 31, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $290 million, consisting of $92 million of impairment charges, $184 million of restructuring charges and $14 million of acquisition‑related costs. Impairment charges included $76 million for the write‑down of hospital buildings to their estimated fair values, which assets are part of our Hospital Operations segment. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long‑lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long‑lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long‑lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of the hospitals’ assets held and used for which impairment charges were recorded was $483 million at December 31, 2020. We also recorded $16 million of other impairment charges. Restructuring charges consisted of $65 million of employee severance costs, $50 million related to the transitioning of various administrative functions to our GBC, $23 million of charges due to the termination of the USPI management equity plan, $14 million of contract and lease termination fees, and $32 million of other restructuring costs. Acquisition‑related costs consisted of $14 million of transaction costs. Our impairment charges for the year ended December 31, 2020 were comprised of $79 million from our Hospital Operations segment, $12 million from our Ambulatory Care segment and $1 million from our Conifer segment.

Year Ended December 31, 2019
During the year ended December 31, 2019, we recorded impairment and restructuring charges and acquisition‑related costs of $185 million, consisting of $42 million of impairment charges, $137 million of restructuring charges and $6 million of acquisition‑related costs. Impairment charges consisted of $26 million of charges to write‑down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Memphis-area facilities and $16 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2019, $31 million related to our Hospital Operations segment, $6 million related to our Ambulatory Care segment, and $5 million related to our Conifer segment. Restructuring charges consisted of $57 million of employee severance costs, $28 million related to the transitioning of various administrative functions to our GBC, $6 million of contract and lease termination fees, and $46 million of other restructuring costs. Acquisition‑related costs consisted of $6 million of transaction costs.

NOTE 7. LEASES
The following table presents the components of our right‑of‑use assets and liabilities related to leases and their classification in our Consolidated Balance Sheets at:

		December 31,
Component of Lease Balances	Classification in Consolidated Balance Sheet	2021	2020
Assets:
Operating lease assets	Investments and other assets	$1,002	$1,062
Finance lease assets	Property and equipment, at cost, less accumulated depreciation and amortization	333	345
Total leased assets		$1,335	$1,407

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$201	$188
Long-term	Other long-term liabilities	924	999
Total operating lease liabilities		1,125	1,187
Finance lease liabilities:
Current	Current portion of long-term debt	106	122
Long-term	Long-term debt, net of current portion	176	151
Total finance lease liabilities		282	273
Total lease liabilities		$1,407	$1,460

The following table presents the components of our lease expense and their classification in our Consolidated Statements of Operations:

Component of Lease Expense	Classification in Consolidated Statements of Operations	Years Ended December 31,
		2021	2020	2019
Operating lease expense	Other operating expenses, net	$241	$247	$211
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	71	86	85
Interest on lease liabilities	Interest expense	9	11	15
Total finance lease expense		80	97	100
Variable and short term-lease expense	Other operating expenses, net	171	156	133
Total lease expense		$492	$500	$444

The weighted‑average lease terms and discount rates for operating and finance leases are presented in the following table:

	Years Ended December 31,
	2021	2020	2019
Weighted-average remaining lease term (years):
Operating leases	7.5	7.9	7.8
Finance leases	5.7	5.7	5.4

Weighted-average discount rate:
Operating leases	5.1%	5.5%	5.6%
Finance leases	5.4%	5.6%	5.5%

Cash flow and other information related to leases is included in the following table:

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$237	$239	$197
Operating cash outflows from finance leases	$12	$15	$18
Financing cash outflows from finance leases	$140	$154	$151

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$176	$304	$249
Finance leases	$136	$98	$141

Future maturities of lease liabilities at December 31, 2021 are presented in the following table:

	Operating Leases	Finance Leases	Total
2022	$236	$116	$352
2023	211	76	287
2024	185	48	233
2025	156	16	172
2026	124	11	135
Later years	456	83	539
Total lease payments	1,368	350	1,718
Less: Imputed interest	243	68	311
Total lease obligations	1,125	282	1,407
Less: Current obligations	201	106	307
Long-term lease obligations	$924	$176	$1,100

NOTE 8. LONG-TERM DEBT
The table below shows our long‑term debt included in the accompanying Consolidated Balance Sheets:

	December 31,
	2021	2020
Senior unsecured notes:
6.750% due 2023	$1,872	$1,872
7.000% due 2025	—	478
6.125% due 2028	2,500	2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	770	1,870
4.625% due 2024	600	600
7.500% due 2025	700	700
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	—
4.375% due 2030	1,450	—
Senior secured second lien notes:
5.125% due 2025	—	1,410
6.250% due 2027	1,500	1,500
Finance leases, mortgage and other notes	443	403
Unamortized issue costs and note discounts	(151)	(176)
Total long-term debt	15,646	15,719
Less current portion	135	145
Long-term debt, net of current portion	$15,511	$15,574

Credit Agreement
We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended to date, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we further amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. At December 31, 2021, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.797 billion was available for borrowing at December 31, 2021.

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

Outstanding revolving loans accrue interest depending on the type of loan at either (i) a base rate plus a margin ranging from 0.25% to 0.75% per annum, or (ii) the Euro Interbank Offered Rate plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts.

Letter of Credit Facility
We have a letter of credit facility that provides for the issuance of standby and documentary letters of credit. In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. In July 2020, we further amended the LC Facility to incrementally increase the maximum secured debt covenant from 4.25 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ended March 31, 2021, at which point the maximum ratio began to step down incrementally on a quarterly basis through the quarter ended December 31, 2021. At December 31, 2021, the effective maximum secured debt covenant was 4.25 to 1.00, where it will remain until maturity. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal‑ranking basis with our senior secured first lien notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At December 31, 2021, we had $139 million of standby letters of credit outstanding under the LC Facility and were in compliance with all applicable covenants and conditions.

Senior Secured Notes and Senior Unsecured Notes
On December 1, 2021, we issued $1.450 billion aggregate principal amount of 4.375% senior secured first lien notes, which will mature on January 15, 2030 (the “2030 Senior Secured First Lien Notes”). We will pay interest on the 2030 Senior Secured First Lien Notes semi‑annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2022. We used the net proceeds from the issuance of the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the acquisition of the SCD Centers in December 2021 and for general corporate purposes.

On September 10, 2021, we redeemed approximately $1.100 billion of the then‑outstanding $1.870 billion aggregate principal amount of our 4.625% senior secured first lien notes due 2024 in advance of their maturity date. We paid $1.113 billion to redeem the notes, which was primarily funded with the proceeds from the sale of the Miami Hospitals in August 2021. In connection with the redemption, we recorded a loss from early extinguishment of debt of $20 million in the three months ended September 30, 2021, primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

On June 2, 2021, we issued $1.400 billion aggregate principal amount of 4.250% senior secured first lien notes, which will mature on June 1, 2029 (the “2029 Senior Secured First Lien Notes”). We pay interest on the 2029 Senior Secured First Lien Notes semi‑annually in arrears on June 1 and December 1 of each year, which payments commenced on December 1, 2021. The proceeds from the sale of the 2029 Senior Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $1.410 billion aggregate principal amount then outstanding of our 5.125% senior secured second lien notes due 2025 (the “2025 Senior Secured Second Lien Notes”) in advance of their maturity date for approximately $1.428 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $31 million in the three months ended June 30, 2021, primarily related to the difference between the purchase price and the par value of the 2025 Senior Secured Second Lien Notes, as well as the write‑off of associated unamortized issuance costs.

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

In September 2020, we sold $2.500 billion aggregate principal amount of 6.125% senior notes, which will mature on October 1, 2028 (the “2028 Senior Notes”). We pay interest on the 2028 Senior Notes semi‑annually in arrears on April 1 and October 1 of each year, which payments commenced on April 1, 2021. The proceeds from the sale of the 2028 Senior Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $2.556 billion aggregate principal amount then outstanding of our 8.125% senior unsecured notes due 2022 (the “2022 Senior Notes”) for approximately $2.843 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $305 million in the three months ended September 30, 2020, primarily related to the difference between the purchase price and the par value of the 2022 Senior Notes, as well as the write‑off of associated unamortized issuance costs.

Through a series of transactions during June, July and August 2020, we purchased approximately $244 million aggregate principal amount of our 2022 Senior Notes for approximately $256 million. In connection with the purchases, we recorded a loss from early extinguishment of debt totaling $15 million in the year ended December 31, 2020, primarily related to the differences between the purchase prices and the par values of the 2022 Senior Notes, as well as the write‑off of associated unamortized issuance costs.

In June 2020, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on June 15, 2028 (the “2028 Senior Secured First Lien Notes”). We pay interest on the 2028 Senior Secured First Lien Notes semi‑annually in arrears on June 15 and December 15 of each year, which payments commenced on December 15, 2020.

In April 2020, we sold $700 million aggregate principal amount of 7.500% senior secured first lien notes, which will mature on April 1, 2025 (the “2025 Senior Secured First Lien Notes”). We pay interest on the 2025 Senior Secured First Lien Notes semi‑annually in arrears on April 1 and October 1 of each year, which payments commenced on October 1, 2020. A portion of the proceeds from the sale of the 2025 Senior Secured First Lien Notes was used, after payment of fees and expenses, to repay the $500 million aggregate principal amount of borrowings outstanding under our Credit Agreement as of March 31, 2020.

All of our senior secured notes are guaranteed by certain of our wholly owned domestic hospital company subsidiaries and secured by a pledge of the capital stock and other ownership interests of those subsidiaries on either a first lien or second lien basis, as indicated in the table above. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. All of our senior secured notes rank equally in right of payment with all of our other senior secured indebtedness. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our Credit Agreement to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non‑guarantor subsidiaries.

The indentures setting forth the terms of our senior secured notes contain provisions governing our ability to redeem the notes and the terms by which we may do so. At our option, we may redeem our senior secured notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed plus the make‑whole premium set forth in the related indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. Certain series of the senior secured notes may also be redeemed, in whole or in part, at certain redemption prices set forth in the applicable indentures, together with accrued and unpaid interest. In addition, we may be required to purchase for cash all or any part of each series of our senior secured notes upon the occurrence of a change of control (as defined in the applicable indentures) for a cash purchase price of 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest.

All of our senior unsecured notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes described above, the obligations of our subsidiaries and any obligations under our Credit Agreement to the extent of the value of the collateral. We may redeem any series of our senior unsecured notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a make‑whole premium specified in the applicable indenture, if any, together with accrued and unpaid interest to the redemption date.

Covenants
Credit Agreement. Our Credit Agreement contains customary covenants for an asset‑backed facility, including a minimum fixed charge coverage ratio to be met if the designated excess availability under the revolving credit facility falls below $150 million, as well as limits on debt, asset sales and prepayments of certain other debt. The Credit Agreement also includes a provision, which we believe is customary in receivables‑backed credit facilities, that gives our lenders the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the Credit Agreement at any time that unused borrowing availability under the revolving credit facility is less than $150 million for three consecutive business days or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re‑borrow under the Credit Agreement to satisfy our operating cash requirements. Our ability to borrow under the Credit Agreement is subject to conditions that we believe are customary in revolving credit facilities, including that no events of default then exist.

Senior Secured Notes. The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease‑back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant that neither we nor any of our subsidiaries will incur secured debt, unless at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of senior secured notes outstanding and any outstanding borrowings under our Credit Agreement at such time) does not exceed the amount that would cause the secured debt ratio (as defined in the indentures) to exceed 4.0 to 1.0.

Senior Unsecured Notes. The indentures governing our senior unsecured notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on “principal properties” and (2) sale and lease‑back transactions with respect to principal properties. A principal property is defined in the senior unsecured notes indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined in such indentures. The above limitations do not apply, however, to (1) debt that is not secured by principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The senior unsecured notes indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.

Future Maturities
Future long‑term debt maturities, including finance lease obligations were as follows as of December 31, 2021:

		Years Ending December 31,					Later Years
	Total	2022	2023	2024	2025	2026
Long-term debt, including finance lease obligations	$15,797	$135	$1,983	$1,446	$742	$2,120	$9,371

As discussed in Note 25, in February 2022, we announced the redemption of all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes. These notes are included in the table above based on their stated maturity date.

NOTE 9. GUARANTEES
Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to fill a community need in the service area of one of our hospitals and commit to remain in practice in the area for a specified period of time. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. If a physician does not fulfill his or her commitment period to the community, which is typically three years subsequent to the guarantee period, we seek recovery of the income guarantee payments from the physician on a prorated basis. We also provide revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals with terms generally ranging from one to three years.

At December 31, 2021, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $122 million. We had a total liability of $104 million recorded for these guarantees included in other current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2021.

At December 31, 2021, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $94 million. Of the total, $12 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in the accompanying Consolidated Balance Sheet at December 31, 2021.

NOTE 10. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
We have granted stock options and restricted stock units (“RSUs”) to certain of our employees and directors pursuant to our stock incentive plans. Stock options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. An RSU is a contractual right to receive one share of our common stock in the future, and the fair value of the RSU is based on our share price on the grant date. Typically, stock options and time‑based RSUs vest one‑third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, grants of RSUs to our non‑employee directors as part of their annual compensation vest immediately and are settled on the third anniversary of the date of grant, while initial grants to directors vest immediately but settle upon separation from the board.

We also grant performance‑based stock options and performance‑based RSUs that vest subject to the achievement of specified performance goals within a specified time frame. The performance‑based RSUs may contain provisions that increase or decrease the number of RSUs that ultimately vest, depending upon the level of achievement. For certain of our performance‑based awards, the number of options or RSUs that ultimately vest is also subject to adjustment based on the achievement of a market‑based condition. These adjustments generally range from 0% to 200% of the number of RSUs initially granted. The fair value of awards that contain a market‑based condition is estimated using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock paths, through the use of a Monte Carlo simulation, which paths are then analyzed to determine the fair value of the subject shares.

Pursuant to the terms of our stock‑based compensation plans, awards granted under the plan vest and may be exercised as determined by the human resources committee of our board of directors. In the event of a change in control, the human resources committee of our board of directors may, at its sole discretion without obtaining shareholder approval, accelerate the vesting or performance periods of the awards.

At December 31, 2021, assuming outstanding performance‑based stock options and RSUs for which performance has not yet been determined will achieve target performance, approximately 5.3 million shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including RSUs. The accompanying Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 include $56 million, $44 million and $42 million, respectively, of pre‑tax compensation costs related to our stock‑based compensation arrangements.

The table below shows certain stock option and RSU grants and other awards, net of forfeitures, that comprise the stock‑based compensation expense recorded in the year ended December 31, 2021. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

Grant Date	Awards	Exercise Price Per Share	Fair Value Per Share at Grant Date	Stock-Based Compensation Expense for Year Ended December 31, 2021
	(In Thousands)			(In Millions)
Stock options:
February 27, 2019	188	$28.26	$12.49	$1

Restricted stock units:
May 7, 2021	37		$47.99	2
February 24, 2021	585		$52.85	12
February 26, 2020	1,221		$27.80	15
February 27, 2019	790		$28.26	5
January 31, 2019	318		$21.99	2
Other grants(1)	661		$30.73	6

Other stock-based compensation plans:
USPI management equity plan	1,883		$34.13	13
				$56

(1)
Per-share value presented is the weighted-average grant date fair value of the grants included. Grant dates range from June 2016 to September 2021 with per‑share grant date fair values ranging from $18.11 to $74.99.

Stock Options
The following table summarizes stock option activity during the years ended December 31, 2021, 2020 and 2019:

	Options	Wtd. Avg. Exercise Price Per Share	Aggregate Intrinsic Value	Wtd. Avg Remaining Life
			(In Millions)
Outstanding at December 31, 2018	2,262,743	$19.12
Granted	230,713	$28.28
Exercised	(306,427)	$18.05
Forfeited/Expired	(226,037)	$20.21
Outstanding at December 31, 2019	1,960,992	$20.24
Exercised	(987,471)	$17.96
Forfeited/Expired	(60,990)	$23.28
Outstanding at December 31, 2020	912,531	$22.51
Exercised	(391,533)	$20.66
Outstanding at December 31, 2021	520,998	$23.90	$30	6.2 years
Vested and expected to vest at December 31, 2021	520,998	$23.90	$30	6.2 years
Exercisable at December 31, 2021	324,980	$21.25	$20	5.7 years

No stock options were granted during the years ended December 31, 2021 and 2020. There were 391,533 stock options exercised during the year ended December 31, 2021 with an aggregated intrinsic value of approximately $15 million, and 987,471 stock options exercised in 2020 with an aggregate intrinsic value of approximately $15 million.

The following table summarizes information about our outstanding stock options at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
$18.99 to $20.609	293,796	5.6 years	$19.75	293,796	$19.75
$20.61 to $35.430	227,202	6.9 years	29.26	31,184	35.43
	520,998	6.2 years	$23.90	324,980	$21.25

As of December 31, 2021, 57.0% of all our outstanding options were held by current employees and 43.0% were held by former employees. Of our outstanding options, 100% were in‑the‑money, that is, they had exercise price less than the $81.69 market price of our common stock on December 31, 2021.

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	296,916	57.0%	—	—%	296,916	57.0%
Former employees	224,082	43.0%	—	—%	224,082	43.0%
Totals	520,998	100.0%	—	—	520,998	100.0%
% of all outstanding options	100.0%		—%		100.0%

Restricted Stock Units
The following table summarizes RSU activity during the years ended December 31, 2021, 2020 and 2019:

	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value Per Unit
Unvested at December 31, 2018	1,884,130	$32.25
Granted	1,481,021	$27.87
Vested	(1,562,191)	$36.45
Forfeited	(339,461)	$24.74
Unvested at December 31, 2019	1,463,499	$25.08
Granted	1,767,730	$27.72
Vested	(825,727)	$25.66
Forfeited	(310,296)	$32.09
Unvested at December 31, 2020	2,095,206	$25.87
Granted	900,018	$58.61
Vested	(765,814)	$30.51
Forfeited	(58,208)	$37.60
Unvested at December 31, 2021	2,171,202	$40.51

During the year ended December 31, 2021 we granted 561,788 RSUs that vest based on the passage of time. The granted RSUs vest as follows:

•263,180 RSUs vest and settle ratably over a three‑year period from the grant date;

•189,215 RSUs vest and settle ratably over eight quarterly periods from the grant date;

•53,341 RSUs vest and settle on the fourth anniversary of the grant date;

•33,351 RSUs vest and settle on the third anniversary of the grant date;

•14,192 RSUs vested on December 31, 2021 and settled in January 2022; and

•8,509 RSUs, one-third of which vest and settle on the second anniversary of the grant date and the remainder of which vest and settle on the fourth anniversary.

During the year ended December 31, 2021 we granted 298,492 performance-based RSUs which vest as follows:

•244,259 RSUs vest and settle on the third anniversary of the grant date, contingent upon the achievement of performance goals for the years 2021 to 2023;

•53,341 RSUs vest and settle on the fourth anniversary of the grant date, contingent upon the achievement of performance goals for the years 2021 to 2025; and

•892 RSUs vested and settled immediately as a result of our level of achievement with respect to performance‑based RSUs granted in 2018.

The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 297,600 unvested RSUs granted, depending upon our level of achievement with respect to the performance goals.

During the year ended December 31, 2021, we also granted 39,738 RSUs to our non‑employee directors. These consisted of 36,681 RSUs for the 2021‑2022 board service year, 1,372 for an initial grant to a new member of our board of directors and 1,685 for a pro‑rata annual grant to the same new member. While RSUs granted to our board of directors vest immediately, annual grants settle on the third anniversary of the grant date and initial grants settle upon separation from the board.

During the year ended December 31, 2020 we granted 1,084,883 RSUs that vest based on the passage of time. The granted RSUs vest as follows:

•607,198 RSUs vest and settle ratably over a three‑year period from the grant date;

•359,713 RSUs vest and settle ratably over 11 quarterly periods from the grant date;

•104,167 RSUs vest and settle ratably over a four-year period from the grant date; and

•13,805 RSUs vest and settle on the third anniversary of the grant date.

During the year ended December 31, 2020 we granted 579,413 performance-based RSUs which vest as follows:

•499,285 RSUs vest and settle on the third anniversary of the grant date, contingent upon the achievement of performance goals for the years 2020 to 2022 and

•80,128 RSUs vest and settle on the fourth anniversary of the grant date, contingent upon the achievement of performance goals for the years 2020 to 2023, all of which were subsequently forfeited.

The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 499,285 remaining RSUs granted, depending upon our level of achievement with respect to the performance goals.

In May 2020, we made an annual grant of 103,434 RSUs to our non‑employee directors for the 2020-2021 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant.

As of December 31, 2021, there were $47 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.7 years.

For certain of the performance-based RSU grants, the number of units that will ultimately vest is subject to adjustment based on the achievement of a market-based condition. The fair value of these RSUs is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Years Ended December 31,
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

2020 USPI Management Equity Plan
In February 2020, USPI adopted the USPI Holding Company, Inc. Restricted Stock Plan (“2020 USPI Management Equity Plan”) to replace the terminated 2015 USPI Management Equity Plan. Under the 2020 USPI Management Equity Plan, USPI grants RSUs representing a contractual right to receive one share of USPI’s non‑voting common stock in the future. The vesting of RSUs granted under the plan varies based on the terms of the underlying award agreement. Once the requisite holding period is met, during specified times, the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non‑voting common shares can be made in cash or in shares of Tenet’s common stock.

The following table summarizes RSU activity under USPI’s management equity plan during the year ended December 31, 2021 and 2020:

	Number of Restricted Stock Units	Wtd. Avg. Grant Date Fair Value Per Unit
Inception of Plan
Granted	2,556,353	$34.13
Forfeited	(531,297)	$34.13
Unvested at December 31, 2020	2,025,056	$34.13
Granted	76,990	$34.13
Vested	(388,588)	$34.13
Forfeited	(218,576)	$34.13
Unvested at December 31, 2021	1,494,882	$34.13

During the year ended December 31, 2021, USPI granted 76,990 RSUs under its management equity plan. Twenty percent of these RSUs vests on each of the first and second anniversaries of the grant date, and the remaining 60% vests on the third anniversary of the grant date. In 2020, USPI granted 2,556,333 RSUs, 20% of which vest in each of the first three years on the anniversary of the grant date with the remaining 40% vesting on the fourth anniversary of the grant date.

During the year ended December 31, 2021, USPI paid $9.0 million to repurchase a portion of the non‑voting common stock issued under the USPI management equity plan. No shares were repurchased through the issuance of Tenet common stock during the year ended December 31, 2021.

At December 31, 2021, 1,494,882 RSUs were outstanding under USPI’s management equity plan, all of which are expected to vest. The accompanying Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 included $13 million, $12 million and $11 million, respectively, of pre-tax compensation costs related to USPI’s management equity plans.

Employee Stock Purchase Plan
We have an employee stock purchase plan under which we are currently authorized to issue up to 4,070,363 shares of common stock to our eligible employees. As of December 31, 2021, there were approximately 2.7 million shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one‑year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We issued the following numbers of shares under our employee stock purchase plan:

	Years Ended December 31,
	2021	2020	2019
Number of shares	89,865	254,767	215,422
Weighted average price	$63.01	$19.97	$24.44

Employee Retirement Plans
Substantially all of our employees, upon qualification, are eligible to participate in one of our defined contribution 401(k) plans. Under the plans, employees may contribute a portion of their eligible compensation, which we may match with employer contributions at our discretion. Employer matching contributions will vary by plan. Plan expenses, primarily related to our contributions to the plans, were $98 million, $119 million and $127 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain three frozen non‑qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard Health Systems, Inc. on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the year ended December 31, 2019, the Society of Actuaries issued a new mortality base table (Pri‑2012), which we incorporated into the estimates of our defined benefit plan obligations beginning December 31, 2019. During the years ended December 31, 2021 and 2020, the Society of Actuaries issued new mortality improvement scales (MP‑2021 and MP‑2020, respectively), which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2021 and 2020. These changes to our mortality assumptions increased our projected benefit obligations as of December 31, 2021 by approximately $5 million and decreased our projected benefit obligations as of December 31, 2020 by approximately $39 million.

The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared:

	December 31,
	2021	2020
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(1,429)	$(1,369)
Interest cost	(36)	(47)
Actuarial gain (loss)	42	(92)
Benefits paid	110	79
Ending obligations	(1,313)	(1,429)
Fair value of plans assets
Beginning plan assets	869	790
Gain on plan assets	62	98
Employer contribution	22	38
Benefits paid	(86)	(57)
Ending plan assets	867	869
Funded status of plans	$(446)	$(560)

(1)The accumulated benefit obligation at December 31, 2021 and 2020 was approximately $1.311 billion and $1.426 billion, respectively.

	December 31,
	2021	2020
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(25)	$(63)
Other long-term liability	$(421)	$(497)
Accumulated other comprehensive loss	$294	$355

SERP Assumptions:
Discount rate	3.00%	2.75%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2021	December 31, 2020

DMC Pension Plan Assumptions:
Discount rate	2.89%	2.53%
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2021	December 31, 2020

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2021	2020	2019
Interest costs	$36	$47	$58
Expected return on plan assets	(53)	(48)	(46)
Amortization of net actuarial loss	11	9	10
Special termination benefit costs	—	—	1
Net periodic benefit cost (income)	$(6)	$8	$23

SERP Assumptions:
Discount rate	2.75%	3.50%	4.50%
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2021	January 1, 2020	January 1, 2019
Census date	January 1, 2021	January 1, 2020	January 1, 2019

DMC Pension Plan Assumptions:
Discount rate	2.53%	3.60%	4.62%
Long-term rate of return on assets	6.25%	6.25%	6.50%
Compensation increase rate	Frozen	Frozen	Frozen
Measurement date	January 1, 2021	January 1, 2020	January 1, 2019
Census date	January 1, 2021	January 1, 2020	January 1, 2019

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and the DMC Pension Plan.

We recorded gain (loss) adjustments of $61 million, $(32) million and $(42) million in other comprehensive income in the years ended December 31, 2021, 2020 and 2019, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains (losses) of $50 million, $(41) million and $(52) million were recognized during the years ended December 31, 2021, 2020 and 2019, respectively, and the amortization of net actuarial loss of $11 million, $9 million and $10 million for the years ended December 31, 2021, 2020 and 2019, respectively, were recognized in other comprehensive income. Actuarial gain (loss) affecting the benefit obligation during the years ended December 31, 2021, 2020 and 2019 are primarily attributable to changes in the discount rate utilized for the SERP and DMC Pension Plan. Cumulative net actuarial losses of $294 million, $355 million and $323 million as of December 31, 2021, 2020 and 2019, respectively. There were no unrecognized prior service costs at December 31, 2021 and 2020, and unrecognized prior service costs of less than $1 million at December 31, 2019 that had not yet been recognized as components of net periodic benefit cost.

To develop the expected long‑term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk‑free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long‑term rate of return on assets assumption for the portfolio. The weighted‑average asset allocations by asset category as of December 31, 2021, were as follows:

Asset Category	Target	Actual
Cash and cash equivalents	—%	1%
Equity securities	32%	28%
Debt securities	58%	59%
Alternative investments	11%	11%

The DMC Pension Plan assets are invested in public commingled vehicles, segregated separately managed accounts, and private commingled vehicles, all of which are managed by professional investment management firms. The objective for all asset categories is to maximize total return without assuming undue risk exposure. The DMC Pension Plan maintains a well‑diversified asset allocation that meets these objectives. The DMC Pension Plan assets are largely comprised of cash and cash equivalents, including but not limited to money market funds and repurchase agreements secured by U.S. Treasury or federal agency obligations, equity securities, including but not limited to the publicly traded shares of U.S. companies with various market capitalizations in addition to international and convertible securities, debt securities including, but not limited to, domestic and foreign government obligations, corporate bonds, and mortgage‑backed securities, and alternative investments. Alternative investments is a broadly defined asset category with the objective of diversifying the overall portfolio, complementing traditional equity and fixed‑income securities and improving the overall performance consistency of the portfolio. Alternative investments may include, but are not limited to, diversified hedge funds in the form of professionally managed pooled limited partnership investments and investments in private markets via professionally managed pooled limited partnership interests.

In each investment account, the DMC Pension Plan investment managers are responsible for monitoring and reacting to economic indicators, such as gross domestic product, consumer price index and U.S. monetary policy that may affect the performance of their account. The performance of all managers and the aggregate asset allocation are formally reviewed on a quarterly basis. The current asset allocation objective is to maintain a certain percentage within each asset class allowing for deviation within the established range for each asset class. The portfolio is rebalanced on an as‑needed basis to keep these allocations within the accepted ranges.

The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those measurements are determined. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices for similar assets, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2021	Level 1	Level 2	Level 3
Cash and cash equivalents	$11	$11	$—	$—
Equity securities	242	242	—	—
Debt Securities:
U.S. government obligations	67	67	—	—
Corporate debt securities	448	448	—	—
Alternative investments:
Private equity securities	57	—	—	57
Real estate securities	16	16	—	—
Hedge funds	26	—	—	26
	$867	$784	$—	$83

	December 31, 2020	Level 1	Level 2	Level 3
Cash and cash equivalents	$44	$44	$—	$—
Equity securities	484	484	—	—
Debt Securities:
U.S. government obligations	76	76	—	—
Corporate debt securities	240	240	—	—
Alternative investments:
Private equity securities	8	—	—	8
Hedge funds	17	—	17	—
	$869	$844	$17	$8

The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years Thereafter
	Total	2022	2023	2024	2025	2026
Estimated benefit payments	$828	$83	$84	$85	$85	$85	$406

The SERP and DMC Pension Plan obligations of $446 million at December 31, 2021 are classified in the accompanying Consolidated Balance Sheet as an other current liability of $25 million and defined benefit plan obligations of $421 million based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $25 million for the year ending December 31, 2022.

NOTE 11. PROPERTY AND EQUIPMENT
The principal components of property and equipment are shown in the table below:

	December 31,
	2021	2020
Land	$635	$612
Buildings and improvements	6,652	6,985
Construction in progress	166	33
Equipment	4,455	4,593
Finance lease assets	479	512
	12,387	12,735
Accumulated depreciation and amortization	(5,960)	(6,043)
Net property and equipment	$6,427	$6,692

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write‑downs related to assets held and used.

NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides information on changes in the carrying amount of goodwill, which was included in the accompanying Consolidated Balance Sheets:

	December 31,
	2021	2020
Hospital Operations
Goodwill at beginning of period:
Goodwill	$5,375	$5,338
Accumulated impairment losses	(2,430)	(2,430)
	2,945	2,908
Goodwill transferred from Ambulatory Care segment	41	—
Goodwill related to assets held for sale and disposed	(178)	37
Goodwill at end of period	$2,808	$2,945

Goodwill at end of period:
Goodwill	$5,238	$5,375
Accumulated impairment losses	(2,430)	(2,430)
Goodwill at end of period	$2,808	$2,945

Ambulatory Care
Goodwill at beginning of period	$5,258	$3,739
Goodwill acquired during the year and purchase price allocation adjustments	664	1,581
Goodwill transferred to Hospital Operations segment	(41)	—
Goodwill related to assets held for sale and disposed or deconsolidated facilities	(33)	(62)
Goodwill at end of period	$5,848	$5,258

Conifer
Goodwill at beginning of period	$605	$605
Goodwill acquired during the year and purchase price allocation adjustments	—	—
Goodwill related to assets held for sale and disposed or deconsolidated facilities	—	—
Goodwill at end of period	$605	$605

There were no accumulated impairment losses related to the goodwill in our Ambulatory Care and Conifer segments at December 31, 2021 and 2020.

The following table provides information regarding other intangible assets, which were included in the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2021:
Capitalized software costs	$1,770	$(1,165)	$605
Trade names	102	—	102
Contracts	897	(128)	769
Other	102	(81)	21
Total	$2,871	$(1,374)	$1,497

At December 31, 2020:
Capitalized software costs	$1,800	$(1,084)	$716
Trade names	102	—	102
Contracts	872	(111)	761
Other	110	(89)	21
Total	$2,884	$(1,284)	$1,600

Estimated future amortization of intangibles with finite useful lives as of December 31, 2021 was as follows:

	Total	Years Ending December 31,					Later Years
		2022	2023	2024	2025	2026
Amortization of intangible assets	$786	$147	$119	$108	$94	$73	$245

We recognized amortization expense of $188 million, $172 million and $188 million in the accompanying Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 13. INVESTMENTS AND OTHER ASSETS
The principal components of investments and other assets in the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2021	2020
Marketable securities	$9	$3
Equity investments in unconsolidated healthcare entities	1,806	1,024
Total investments	1,815	1,027
Cash surrender value of life insurance policies	47	42
Long-term deposits	57	67
California provider fee program receivables	213	206
Operating lease assets	1,002	1,062
Land held for expansion, other long-term receivables and other assets	120	130
Investments and other assets	$3,254	$2,534

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2021	2020
Adjustments for defined benefit plans	$(232)	$(281)
Foreign currency translation adjustments and other	(1)	—
Accumulated other comprehensive loss	$(233)	$(281)

The income tax benefits (expense) allocated to the adjustments for our defined benefit plans was approximately $(14) million and $7 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 15. NET OPERATING REVENUES
Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to health systems, individual hospitals and physician practices.

The table below shows our sources of net operating revenues less implicit price concessions from continuing operations:

	Years Ended December 31,
	2021	2020	2019
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$2,615	$2,695	$2,888
Medicaid	1,254	1,081	1,193
Managed care	9,985	9,022	9,516
Uninsured	199	162	92
Indemnity and other	706	658	679
Total	14,759	13,618	14,368
Other revenues(1)	1,223	1,172	1,154
Hospital Operations total prior to inter-segment eliminations	15,982	14,790	15,522
Ambulatory Care	2,718	2,072	2,158
Conifer	1,267	1,306	1,372
Inter-segment eliminations	(482)	(528)	(573)
Net operating revenues	$19,485	$17,640	$18,479

(1)	Primarily physician practices revenues.

Adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2021, 2020 and 2019 by $26 million, $6 million and $27 million, respectively. Estimated cost report settlements and valuation allowances were included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Years Ended December 31,
	2021	2020	2019
Net patient service revenues	$2,604	$1,960	$2,040
Management fees	86	86	95
Revenue from other sources	28	26	23
Net operating revenues	$2,718	$2,072	$2,158

The table below shows the composition of net operating revenues for our Conifer segment:

	Years Ended December 31,
	2021	2020	2019
Revenue cycle services – Tenet	$467	$514	$556
Revenue cycle services – other customers	705	700	713
Other services – Tenet	15	14	17
Other services – other customers	80	78	86
Net operating revenues	$1,267	$1,306	$1,372

Other services represented approximately 7% of Conifer’s revenue for the year ended December 31, 2021 and included value‑based care services, consulting services and other client‑defined projects.

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

		Years Ending December 31,					Later Years
	Total	2022	2023	2024	2025	2026
Performance obligations	$6,181	$606	$606	$552	$552	$552	$3,313

NOTE 16. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE
Property Insurance
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2021 through March 31, 2022, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $200 million for earthquakes and a per‑occurrence sub‑limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per‑claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At December 31, 2021 and 2020, the aggregate current and long‑term professional and general liability reserves in the accompanying Consolidated Balance Sheets were $1.045 billion and $978 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage.

All commercial insurance we purchase is subject to per‑claim and policy period aggregate limits. If the policy period aggregate limit of any of our policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Malpractice expense of $355 million, $320 million and $356 million was included in other operating expenses, net, in the accompanying Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively, of which $131 million, $120 million and $155 million, respectively, related to adverse claims development for prior years.

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

Other Matters
In July 2019, certain of the entities that purchased the operations of Hahnemann University Hospital and St. Christopher’s Hospital for Children in Philadelphia from us commenced Chapter 11 bankruptcy proceedings. In the three months ended December 31, 2021, we established a reserve of $23 million for certain obligations related to the sale of the hospitals and the subsequent bankruptcy proceedings of the buyers.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the years ended December 31, 2021, 2020 and 2019:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2021	$26	$116	$(59)	$(5)	$78
Year Ended December 31, 2020	$86	$44	$(108)	$4	$26
Year Ended December 31, 2019	$8	$141	$(55)	$(8)	$86

During 2021, we also established estimated reserves of $39 million for various employment matters and made settlement payments of $11 million, which are included in the table above.

NOTE 18. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
We have a put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) that contains put and call options with respect to the 5% ownership interest Baylor holds in USPI. Each year starting in 2021, Baylor may put up to one‑third of its total shares in USPI held as of April 1, 2017 (the “Baylor Shares”) by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares it could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call, which is mutually agreed‑upon fair market value, in cash or shares of our common stock. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in the accompanying Consolidated Balance Sheets at December 31, 2021 and 2020.

Baylor did not deliver a put notice to us in January 2021 or January 2022. In February 2021, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares. We are continuing to negotiate the terms of that purchase. In addition, in February 2022, we notified Baylor of our intention to again exercise our call option to purchase an additional 33.3% of the Baylor Shares.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	December 31,
	2021	2020
Balances at beginning of period	$1,952	$1,506
Net income	336	186
Distributions paid to noncontrolling interests	(217)	(135)
Accretion of redeemable noncontrolling interests	11	4
Purchases and sales of businesses and noncontrolling interests, net	121	391
Balances at end of period	$2,203	$1,952

The following tables show the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	December 31,
	2021	2020
Hospital Operations	$297	$267
Ambulatory Care	1,425	1,273
Conifer	481	412
Redeemable noncontrolling interests	$2,203	$1,952

	Years Ended December 31,
	2021	2020	2019
Hospital Operations	$24	$(33)	$(37)
Ambulatory Care	243	153	159
Conifer	69	66	70
Net income available to redeemable noncontrolling interests	$336	$186	$192

NOTE 19. INCOME TAXES
The provision for income taxes for continuing operations for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Years Ended December 31,
	2021	2020	2019
Current tax expense (benefit):
Federal	$50	$—	$(6)
State	111	30	26
	161	30	20
Deferred tax expense (benefit):
Federal	267	(131)	140
State	(17)	4	—
	250	(127)	140
	$411	$(97)	$160

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. State income tax expense for the year ended December 31, 2021 includes $2 million of expense related to the write‑off of expired or worthless unutilized state net operating loss carryforwards and other deferred tax assets for which a full valuation allowance had been provided in prior years. A corresponding tax benefit of $2 million is included for the year ended December 31, 2021 to reflect the reduction in the valuation allowance. Foreign pre-tax loss was $5 million for the year ended December 31, 2021, $13 million for the year ended December 31, 2020, and $6 million for the year ended December 31, 2019.

	Years Ended December 31,
	2021	2020	2019
Tax expense at statutory federal rate of 21%	$396	$141	$67
State income taxes, net of federal income tax benefit	77	33	21
Expired state net operating losses, net of federal income tax benefit	—	1	2
Tax benefit attributable to noncontrolling interests	(114)	(75)	(79)
Nondeductible goodwill	35	—	4
Nondeductible executive compensation	8	6	6
Nondeductible litigation costs	1	—	7
Expired charitable contribution carryforward	—	1	8
Stock-based compensation tax deficiencies (benefits)	(5)	(2)	4
Changes in valuation allowance	2	(226)	133
Change in tax contingency reserves, including interest	—	—	(14)
Prior-year provision to return adjustments and other changes in deferred taxes	8	14	(3)
Other items	3	10	4
Income tax expense (benefit)	$411	$(97)	$160

The COVID Acts included a significant number of tax provisions applicable to individuals and businesses. For businesses, the COVID Acts made changes to the U.S. tax code relating to, among other things: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; and (4) the realization of corporate alternative minimum tax credits. As a result of the change in the business interest expense disallowance rules, we recorded an income tax benefit of $88 million during the year ended December 31, 2020 to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$532	$—	$621
Reserves related to discontinued operations and restructuring charges	2	—	8	—
Receivables (doubtful accounts and adjustments)	215	—	173	—
Medicare advance payments	209	—	—	—
Accruals for retained insurance risks	234	—	223	—
Intangible assets	—	396	—	385
Other long-term liabilities	23	—	55	—
Benefit plans	242	—	265	—
Other accrued liabilities	56	—	74	—
Investments and other assets	—	92	—	73
Interest expense limitation	10	—	8	—
Net operating loss carryforwards	99	—	566	—
Stock-based compensation	12	—	11	—
Right-of-use lease assets and obligations	208	208	224	224
Other items	48	44	86	39
	1,358	1,272	1,693	1,342
Valuation allowance	(57)	—	(55)	—
	$1,301	$1,272	$1,638	$1,342

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2021	2020
Deferred income tax assets	$65	$325
Deferred tax liabilities	(36)	(29)
Net deferred tax asset	$29	$296

During the year ended December 31, 2021, the valuation allowance increased by $2 million, including an increase of $2 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $2 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2021 was $57 million. During the year ended December 31, 2020, the valuation allowance decreased by $226 million, including a decrease of $211 million due to limitations on the tax deductibility of interest expense, a decrease of $1 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and a decrease of $14 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2020 was $55 million. During the year ended December 31, 2019, the valuation allowance increased by $133 million, including an increase of $130 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $5 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance as of December 31, 2019 was $281 million. Deferred tax assets relating to interest expense limitations under Internal Revenue Code Section 163(j) have a full valuation allowance because the interest expense carryovers are not expected to be utilized in the foreseeable future.

We account for uncertain tax positions in accordance with FASB ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The following table summarizes the total changes in unrecognized tax benefits in continuing operations during the years ended December 31, 2021, 2020 and 2019. There were no such changes in discontinued operations. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2021, 2020 and 2019.

Continuing Operations
Balance At December 31, 2018	$45
Reductions due to a lapse of statute of limitations	(14)
Balance At December 31, 2019	$31
Reductions due to a lapse of statute of limitations	—
Balance At December 31, 2020	$31
Increases due to tax positions taken in prior periods	3
Balance At December 31, 2021	$34

The total amount of unrecognized tax benefits as of December 31, 2021 was $34 million, of which $32 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. Income tax expense in the year ended December 31, 2021 included expense of $3 million in continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2020 was $31 million, of which $29 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. In the year ended December 31, 2020, there was no change in our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of December 31, 2019 was $31 million, of which $29 million, if recognized, would affect our effective tax rate and income tax expense from continuing operations. Income tax expense in the year ended December 31, 2019 included a benefit of $11 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. We did not have any interest or penalties on unrecognized tax benefits accrued at December 31, 2021.

The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2017 remain subject to audit by the IRS.

As of December 31, 2021, no significant changes in unrecognized federal and state tax benefits are expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2021, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $194 million pre‑tax, $13 million of which expires in 2026 to 2036 and $181 million of which has no expiration date, (2) general business credit carryforwards of approximately $9 million expiring in 2034 through 2038, (3) charitable contribution carryforwards of approximately $90 million expiring in 2024 through 2025 and (4) state NOL carryforwards of approximately $3.333 billion expiring in 2022 through 2041 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $49 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three‑year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three‑year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 20. EARNINGS (LOSS) PER COMMON SHARE
The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for the years ended December 31, 2021, 2020 and 2019. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$915	106,833	$8.56
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,738	(0.13)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$915	108,571	$8.43
Year Ended December 31, 2020
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$399	105,010	$3.80
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,253	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$399	106,263	$3.75
Year Ended December 31, 2019
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(226)	103,398	$(2.19)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(226)	103,398	$(2.19)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2019 because we did not report income from continuing operations available to common shareholders in that period. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti‑dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the year ended December 31, 2019, the effect (in thousands) of employee stock options, RSUs and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,457 for the year ended December 31, 2019.

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

Our non‑financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long‑lived assets held and used, long‑lived assets held for sale and goodwill. The following table presents this information about assets measured at fair value at December 31, 2020 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values:

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$140	$—	$140	$—
Long-lived assets held and used	483	—	483	—
	$623	$—	$623	$—

As discussed in Note 6, we recognized an impairment charge of $76 million to write down buildings in one of our Hospital Operations segment’s markets to their estimated fair value during the year ended December 31, 2020.

Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At December 31, 2021 and 2020, the estimated fair value of our long‑term debt was approximately 103.3% and 104.5%, respectively, of the carrying value of the debt.

NOTE 22. ACQUISITIONS
In December 2021, subsidiaries of USPI acquired ownership interests in 86 ambulatory surgery centers and related ambulatory support services (collectively, the “2021 SCD Centers”) from Surgical Center Development #3, LLC and Surgical Center Development #4, LLC (“SCD”). Of these, we acquired controlling interests in 15 ambulatory surgery centers, noncontrolling interests in 57 centers and interests in 14 centers still in the development stage. The newly acquired facilities augmented our Ambulatory Care segment’s existing musculoskeletal service line and expanded the number of markets it serves. We made a cash payment of $1.125 billion, net of cash acquired, to acquire these facilities. The 2021 SCD Centers are included in our Ambulatory Care segment.

In addition to the 2021 SCD Centers, we paid an aggregate purchase price of $74 million to acquire controlling interests in 11 outpatient businesses and various physician practices during the year ended December 31, 2021. During 2021, we also acquired a controlling interests in three surgical hospitals and two ambulatory surgery centers in which we previously owned a noncontrolling interest for $21 million. All of these facilities are included in our Ambulatory Care segment.

In December 2020, USPI acquired controlling interests in 45 ambulatory surgery centers (collectively, the “2020 SCD Centers”) from SurgCenter Development and physician owners. The fair value of the consideration conveyed for the 2020 SCD Centers was $1.115 billion, consisting of a cash payment of $1.097 billion, fully funded using cash on hand, and the assumption of $18 million of center‑level debt.

In addition to the 2020 SCD Centers, we acquired ownership interests in 10 outpatient businesses (all of which are in our Ambulatory Care segment), and various physician practices during the year ended December 31, 2020. The aggregate purchase price for these acquisitions was $80 million.

During the year ended December 31, 2019, we acquired ownership interests in 10 outpatient businesses (all of which are in our Ambulatory Care segment), three off‑campus emergency departments and various physician practices. The aggregate purchase price for the acquisitions was $25 million.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2021, including the 2021 SCD Centers, are preliminary. We are in process of assessing working capital balances as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying consolidated financial statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature.

Preliminary or final purchase price allocations for all the acquisitions made during the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
Current assets	$59	$67	$16
Property and equipment	88	63	20
Other intangible assets	8	14	4
Goodwill	664	1,581	43
Other long-term assets, including previously held equity method investments	753	38	24
Current liabilities	(25)	(45)	(16)
Long-term liabilities	(70)	(43)	(35)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(139)	(478)	(18)
Noncontrolling interests	(95)	(20)	(7)
Cash paid, net of cash acquired	(1,220)	(1,177)	(25)
Gains on consolidations	$23	$—	$6

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $664 million from acquisitions completed during the year ended December 31, 2021 was recorded in our Ambulatory Care segment. Approximately $20 million, $14 million and $6 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2021, 2020 and 2019, respectively, and are included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Consolidated Statements of Operations.

During the years ended December 31, 2021 and 2019, we recognized gains totaling $23 million, and $6 million, respectively, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests. No such gains or losses were recognized in the year ended December 31, 2020.

Pro Forma Information - Unaudited
The following table provides certain pro forma information for Tenet as if the 2021 SCD Centers acquisition had occurred at the beginning of the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020
Net operating revenues	$19,627	$17,752
Equity in earnings of unconsolidated affiliates	$258	$192
Net income available to Tenet Healthcare Corporation common shareholders	$941	$416
Diluted earnings per share available to Tenet Healthcare Corporation common shareholders	$8.66	$3.92

NOTE 23. SEGMENT INFORMATION
Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations segment is comprised of our acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At December 31, 2021, our subsidiaries operated 60 hospitals serving primarily urban and suburban communities in nine states. On April 1, 2021, we transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. The total assets associated with the imaging centers transferred to our Hospital Operations segment constituted less than 1% of our consolidated total assets at March 31, 2021. In April 2021, we also completed the sale of the majority of the urgent care centers held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, we completed the sale of the Miami Hospitals in August 2021.

Our Ambulatory Care segment is comprised of the operations of USPI, in which we held an ownership interest of approximately 95% at December 31, 2021 and 2020. At December 31, 2021, USPI had interests in 399 ambulatory surgery centers (249 consolidated) and 24 surgical hospitals (eight consolidated) in 34 states. We completed the divestiture of 40 urgent care centers held by our Ambulatory Care segment on April 1, 2021.

Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. At December 31, 2021, Conifer provided services to approximately 650 Tenet and non‑Tenet hospitals and other clients nationwide. In 2012, we entered into an agreement documenting the terms and conditions of various services Conifer provides to Tenet hospitals (“RCM Agreement”), as well as an agreement documenting certain administrative services our Hospital Operations segment provides to Conifer. In March 2021, we entered into a month‑to‑month agreement amending the RCM Agreement effective January 1, 2021 (“Amended RCM Agreement”) to update certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. We believe the pricing terms for the services provided under the Amended RCM Agreement are commercially reasonable and consistent with estimated third‑party terms. At December 31, 2021, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31,
	2021	2020	2019
Assets:
Hospital Operations	$17,173	$18,048	$16,196
Ambulatory Care	9,473	8,048	6,195
Conifer	933	1,010	974
Total	$27,579	$27,106	$23,365

	Years Ended December 31,
	2021	2020	2019
Capital expenditures:
Hospital Operations	$578	$467	$572
Ambulatory Care	66	51	75
Conifer	14	22	23
Total	$658	$540	$670

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$15,982	$14,790	$15,522
Ambulatory Care	2,718	2,072	2,158
Conifer
Tenet	482	528	573
Other clients	785	778	799
Total Conifer revenues	1,267	1,306	1,372
Inter-segment eliminations	(482)	(528)	(573)
Total	$19,485	$17,640	$18,479

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$25	$6	$15
Ambulatory Care	193	163	160
Total	$218	$169	$175

Adjusted EBITDA:
Hospital Operations	$1,931	$1,911	$1,449
Ambulatory Care	1,197	868	895
Conifer	355	367	386
Total	$3,483	$3,146	$2,730

	Years Ended December 31,
	2021	2020	2019
Depreciation and amortization:
Hospital Operations	$722	$739	$733
Ambulatory Care	95	81	72
Conifer	38	37	45
Total	$855	$857	$850

Adjusted EBITDA	$3,483	$3,146	$2,730
Income (loss) from divested and closed businesses	(1)	20	(2)
Depreciation and amortization	(855)	(857)	(850)
Impairment and restructuring charges, and acquisition-related costs	(85)	(290)	(185)
Litigation and investigation costs	(116)	(44)	(141)
Interest expense	(923)	(1,003)	(985)
Loss from early extinguishment of debt	(74)	(316)	(227)
Other non-operating income (expense), net	14	1	(5)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	445	14	(15)
Income from continuing operations, before income taxes	$1,888	$671	$320

NOTE 24. RECENT ACCOUNTING STANDARDS
Recently Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The standard addresses diversity in practice related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 – Revenue from Contracts with Customers as if the acquirer had originated the contracts, as opposed to at their fair value on the acquisition date. ASU 2021-08 is effective for us beginning in 2023, with early adoption permitted. We are currently evaluating the impact of this standard to our financial statements.

The FASB issued ASU 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”) in November 2021. The amendments in this update require additional disclosures regarding government grants and money contributions, including information on the nature of transactions and related accounting policies used to account for transactions, detail on the line items on the balance sheet and income statement affected by these transactions, and significant terms and conditions of the transactions. ASU 2021-10 is effective for us beginning in 2022, with early adoption permitted. The adoption of this guidance will not impact our financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06”). Among other amendments, ASU 2020-06 changes the accounting for diluted earnings-per-share for convertible instruments and contracts that may be settled in cash or stock. Under current GAAP, entities can overcome the presumption of share settlement for convertible instruments and contracts that can be partially or fully settled in cash at the issuer’s election. If successfully rebutted, entities can use the treasury stock method to determine the dilutive effect of these instruments and, under certain conditions, exclude them from diluted weighted average shares outstanding. ASU 2020-06 requires that the if-converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments and eliminates an entity’s ability to assume cash settlement for an instrument that may be share-settled. This standard is effective for the Company in the first quarter of fiscal 2022 and may be applied on a modified or fully retrospective basis. Although the adoption of this guidance will not impact our financial position or cash flows, it may result in an increase in the number of diluted weighted average shares outstanding utilized in our diluted earnings per share calculation.

Recently Adopted Accounting Standards
Effective January 1, 2021, we adopted ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans –General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which applied to all employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14, removed, modified or added certain disclosure requirements as part of the FASB’s disclosure framework project to improve the effectiveness of the notes to the financial statements. The adoption of this ASU did not impact our financial position, results of operations or cash flows.

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

NOTE 25. SUBSEQUENT EVENT
On February 9, 2022, we called for the redemption of all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes. We expect to redeem the notes on February 23, 2022 using cash on hand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

Management’s report on internal control over financial reporting is set forth on page 84 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 85 herein.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10‑K. Information concerning our Code of Conduct, by which all of our employees and officers, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide appears under Item 1, Business – Compliance and Ethics, of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10‑K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10‑K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10‑K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10‑K.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The Consolidated Financial Statements and notes thereto can be found on pages 88 through 135.

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
Thirtieth Supplemental Indenture, dated as of February 5, 2019, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6.250% Senior Secured Second Lien Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed February 6, 2019)

(i)
Thirty-First Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(j)
Thirty-Second Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 4.875% Senior Secured First Lien Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(k)
Thirty-Third Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 5.125% Senior Secured First Lien Notes due 2027 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(l)
Thirty-Fourth Supplemental Indenture, dated as of April 7, 2020, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.500% Senior Secured First Lien Notes due 2025 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed April 7, 2020)

(m)
Thirty-Fifth Supplemental Indenture, dated as of June 16, 2020, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 16, 2020)

(n)
Thirty-Sixth Supplemental Indenture, dated as of September 16, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.125% Senior Notes Due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 16, 2020)

(o)
Thirty-Seventh Supplemental Indenture dated as of June 2, 2021, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.250% Senior Secured First Lien Notes due 2029 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 2, 2021)

(p)
Thirty-Eighth Supplemental Indenture dated as of December 1, 2021, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.375% Senior Secured First Lien Notes due 2030 (Incorporated by Reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed December 1, 2021)

(10)	Material Contracts

(a)
Amendment No. 6, dated as of April 19, 2021, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent, including as Exhibit A thereto a copy of the Amended and Restated Credit Agreement reflecting all amendments and restatements through April 19, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 23, 2021)

(b)
Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 10, 2014)

(c)
Amendment No. 1, dated as of September 15, 2016, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated filed September 16, 2016)

(d)
Amendment No. 3, dated as of September 12, 2019, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 13, 2019)

(e)
Amendment No. 4, dated as of March 19, 2020, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 24, 2020)

(f)
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
Fifth Amendment to Stock Pledge Agreement, dated as of December 1, 2016, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 25, 2019)

(n)
Sixth Amendment to Stock Pledge Agreement, dated as of July 14, 2017, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 25, 2019)

(o)
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
Amended and Restated Employment Agreement between the Registrant and Saumya Sutaria, effective September 1, 2021 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 3, 2021)*

(r)
Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(s)
Amended and Restated Employment Agreement between the Registrant and Ronald A. Rittenmeyer, effective September 1, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 3, 2021)*

(t)
Letter from the Registrant to Audrey Andrews, dated January 22, 2013 (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013)*

(u)	Retirement Agreement and General Release by and among the Registrant, Tenet Business Services Corporation and Audrey Andrews, dated December 30, 2021*

(v)
Letter from the Registrant to Paola Arbour, dated May 3, 2018 (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 4, 2020)*

(w)	Offer of Employment from the Registrant to Thomas W. Arnst, amended and restated as of February 2, 2022*

(x)
Tenet Fifth Amended and Restated Executive Severance Plan, as amended and restated effective February 1, 2021 (Incorporated by reference to Exhibit 10(hh) to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2020, filed February 19, 2021)*

(y)	Form of Amendment to Executive Severance Plan Agreement*

(z)
Tenet Healthcare Corporation Tenth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2018 (Incorporated by reference to Exhibit 10(cc) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 25, 2019)*

(aa)
Sixth Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective January 1, 2020 (Incorporated by reference to Exhibit 10(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(bb)
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
Forms of Award used to evidence (i) grants of cash-based long-term performance awards, (ii) grants of non-qualified stock option performance awards and (iii) grants of restricted stock unit awards under the Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(hh) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 26, 2018)*

(ee)
Terms and Conditions of Restricted Stock Unit Award granted to Saumya Sutaria, M.D. on January 31, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(qq) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(ff)
Terms and Conditions of Restricted Stock Unit Award granted to Saumya Sutaria, M.D. on February 27, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(rr) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(gg)
Terms and Conditions of Non-Qualified Stock Option Performance Awards granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 7, 2017)*

(hh)
Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer on February 27, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(pp) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(ii)	Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 3, 2019)*

(jj)
Forms of Award used to evidence (i) initial grants of restricted stock units to directors and (ii) annual grants of restricted stock units to directors, each under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(tt) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(kk)
Forms of Award used to evidence (i) grants of time-based restricted stock units to executives and (ii) grants of performance-based restricted stock units to executives, in each case after 2019 under the Tenet Healthcare 2019 Stock Incentive Plan*

(ll)
Terms and Conditions of Restricted Stock Unit Awards and Terms and Conditions of Restricted Stock Unit Performance Awards, in each case granted to Saumya Sutaria, M.D. on September 1, 2021 under the Tenet Healthcare 2019 Stock Incentive Plan*

(mm)	Form of Terms and Conditions of Restricted Stock Unit Awards granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2019 Stock Incentive Plan*

(nn)	Terms and Conditions of Restricted Stock Unit Awards granted to Audrey T. Andrews on February 24, 2021 under the Tenet Healthcare 2019 Stock Incentive Plan*

(oo)
Terms and Conditions of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Performance Award, in each case granted to Thomas W. Arnst on June 2, 2020 under the Tenet Healthcare 2019 Stock Incentive Plan*

(pp) Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(qq) Sixth Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective November 3, 2021*

(rr)
Eighth Amended and Restated Tenet Executive Retirement Account, as amended and restated effective as of April 26, 2019 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 5, 2019)*

(ss)
Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 1, 2005)

(21)	Consolidated Subsidiaries of the Registrant

(23)	Consent of Deloitte & Touche LLP (PCAOB ID No. 34)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)
Date: February 18, 2022	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 18, 2022	By:	/s/ SAUMYA SUTARIA
Saumya Sutaria, M.D. Chief Executive Officer and Director (Principal Executive Officer)
Date: February 18, 2022	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 18, 2022	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Date: February 18, 2022	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer Executive Chairman and Director
Date: February 18, 2022	By:	/s/ JAMES L. BIERMAN
James L. Bierman Director
Date: February 18, 2022	By:	/s/ RICHARD FISHER
Richard Fisher Director
Date: February 18, 2022	By:	/s/ MEGHAN M. FITZGERALD
Meghan M. FitzGerald, DrPH Director
Date: February 18, 2022	By:	/s/ CECIL D. HANEY
Cecil D. Haney Director
Date: February 18, 2022	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director
Date: February 18, 2022	By:	/s/ CHRIS LYNCH
Chris Lynch Director
Date: February 18, 2022	By:	/s/ RICHARD MARK
Richard Mark Director
Date: February 18, 2022	By:	/s/ TAMMY ROMO
Tammy Romo Director
Date: February 18, 2022	By:	/s/ NADJA WEST
Nadja West, M.D. Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

	Balance at Beginning of Period	Costs and Expenses(1)	Deductions	Other Items	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2021	$55	$2	$—	$—	$57
Year ended December 31, 2020	$281	$(226)	$—	$—	$55
Year ended December 31, 2019	$148	$133	$—	$—	$281

(1)Includes amounts recorded in discontinued operations.