Form 10-Q
period 2022-03-31
TENET HEALTHCARE CORP
filed 2022-04-29
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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
_____________________________________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐ No ☒
At April 22, 2022, there were 107,722,502 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,405	$2,364
Accounts receivable	2,916	2,770
Inventories of supplies, at cost	391	384
Assets held for sale	19	—
Other current assets	1,397	1,557
Total current assets	6,128	7,075
Investments and other assets	3,385	3,254
Deferred income taxes	2	65
Property and equipment, at cost, less accumulated depreciation and amortization ($6,083 at March 31, 2022 and $5,960 at December 31, 2021)	6,296	6,427
Goodwill	9,352	9,261
Other intangible assets, at cost, less accumulated amortization ($1,330 at March 31, 2022 and $1,374 at December 31, 2021)	1,487	1,497
Total assets	$26,650	$27,579
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$132	$135
Accounts payable	1,114	1,300
Accrued compensation and benefits	813	896
Professional and general liability reserves	272	254
Accrued interest payable	255	203
Contract liabilities	776	959
Other current liabilities	1,306	1,362
Total current liabilities	4,668	5,109
Long-term debt, net of current portion	14,719	15,511
Professional and general liability reserves	803	791
Defined benefit plan obligations	414	421
Deferred income taxes	36	36
Contract liabilities – long-term	14	15
Other long-term liabilities	1,582	1,439
Total liabilities	22,236	23,322
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,358	2,203
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 156,019,148 shares issued at March 31, 2022 and 155,520,691 shares issued at December 31, 2021	8	8
Additional paid-in capital	4,765	4,877
Accumulated other comprehensive loss	(233)	(233)
Accumulated deficit	(1,074)	(1,214)
Common stock in treasury, at cost, 48,331,319 shares at March 31, 2022 and 48,331,649 shares at December 31, 2021	(2,410)	(2,410)
Total shareholders’ equity	1,056	1,028
Noncontrolling interests	1,000	1,026
Total equity	2,056	2,054
Total liabilities and equity	$26,650	$27,579

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net operating revenues	$4,745	$4,781
Grant income	6	31
Equity in earnings of unconsolidated affiliates	46	42
Operating expenses:
Salaries, wages and benefits	2,182	2,201
Supplies	785	804
Other operating expenses, net	942	1,072
Depreciation and amortization	203	224
Impairment and restructuring charges, and acquisition-related costs	16	20
Litigation and investigation costs	20	13
Net losses on sales, consolidation and deconsolidation of facilities	1	—
Operating income	648	520
Interest expense	(227)	(240)
Other non-operating income, net	—	10
Loss from early extinguishment of debt	(43)	(23)
Income from continuing operations, before income taxes	378	267
Income tax expense	(99)	(45)
Income from continuing operations, before discontinued operations	279	222
Discontinued operations:
Income from operations	1	—
Income from discontinued operations	1	—
Net income	280	222
Less: Net income available to noncontrolling interests	140	125
Net income available to Tenet Healthcare Corporation common shareholders	$140	$97
Amounts available to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$139	$97
Income from discontinued operations, net of tax	1	—
Net income available to Tenet Healthcare Corporation common shareholders	$140	$97
Earnings per share available to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$1.29	$0.91
Discontinued operations	0.01	—
	$1.30	$0.91
Diluted
Continuing operations	$1.27	$0.90
Discontinued operations	0.01	—
	$1.28	$0.90
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	107,483	106,309
Diluted	112,020	108,065

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$280	$222
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	3
Unrealized losses on debt securities held as available-for-sale	(2)	—
Other comprehensive income before income taxes	—	3
Income tax expense related to items of other comprehensive income	—	(4)
Total other comprehensive loss, net of tax	—	(1)
Comprehensive net income	280	221
Less: Comprehensive income available to noncontrolling interests	140	125
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$140	$96

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$280	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	224
Deferred income tax expense	63	24
Stock-based compensation expense	16	14
Impairment and restructuring charges, and acquisition-related costs	16	20
Litigation and investigation costs	20	13
Net losses on sales, consolidation and deconsolidation of facilities	1	—
Loss from early extinguishment of debt	43	23
Equity in earnings of unconsolidated affiliates, net of distributions received	21	28
Amortization of debt discount and debt issuance costs	8	9
Pre-tax income from discontinued operations	(1)	—
Other items, net	(64)	(7)
Changes in cash from operating assets and liabilities:
Accounts receivable	(151)	(53)
Inventories and other current assets	181	130
Income taxes	29	19
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(360)	(87)
Other long-term liabilities	(21)	6
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(56)	(51)
Net cash provided by operating activities	228	534
Cash flows from investing activities:
Purchases of property and equipment	(155)	(121)
Purchases of businesses or joint venture interests, net of cash acquired	(40)	(25)
Proceeds from sales of facilities and other assets	148	13
Proceeds from sales of marketable securities, long-term investments and other assets	6	6
Purchases of marketable securities and equity investments	(19)	(11)
Other items, net	—	(7)
Net cash used in investing activities	(60)	(145)
Cash flows from financing activities:
Repayments of borrowings	(879)	(541)
Proceeds from borrowings	2	4
Debt issuance costs	(3)	—
Distributions paid to noncontrolling interests	(135)	(119)
Proceeds from sale of noncontrolling interests	4	6
Purchases of noncontrolling interests	(14)	(2)
Medicare advances and grants received by unconsolidated affiliates, net of recoupment	—	19
Other items, net	(102)	(61)
Net cash used in financing activities	(1,127)	(694)
Net decrease in cash and cash equivalents	(959)	(305)
Cash and cash equivalents at beginning of period	2,364	2,446
Cash and cash equivalents at end of period	$1,405	$2,141
Supplemental disclosures:
Interest paid, net of capitalized interest	$(166)	$(190)
Income tax payments, net	$(8)	$(2)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our care delivery network includes our subsidiary USPI Holding Company, Inc. (“USPI”), which operated or had ownership interests in over 400 ambulatory surgery centers and 24 surgical hospitals at March 31, 2022. We hold noncontrolling interests in 167 of these facilities, which are recorded using the equity method of accounting. At March 31, 2022, we held an ownership interest in USPI of approximately 95%. We also operated 60 acute care and specialty hospitals, over 110 other outpatient facilities, a network of employed physicians and a Global Business Center (“GBC”) in Manila, Philippines at March 31, 2022. In addition, we operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. subsidiary (“Conifer”). We owned an interest of approximately 76% in Conifer Health Solutions, LLC at March 31, 2022.

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

This quarterly report supplements our Annual Report on Form 10‑K for the year ended December 31, 2021 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per‑share amounts).

Effective January 1, 2022, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”) using the modified retrospective method. Among other amendments, ASU 2020-06 changed the accounting for diluted earnings‑per‑share for convertible instruments and contracts that may be settled in cash or stock. ASU 2020-06 eliminated an entity’s ability to rebut the presumption of share settlement for convertible instruments and contracts that can be partially or fully settled in cash at the issuer’s election. Additionally, ASU 2020-06 requires that the if‑converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. As a result of our adoption of ASU 2020-06, diluted weighted average shares outstanding increased by three million shares and diluted earnings per share available to Tenet common shareholders decreased $0.01 per share for the three months ended March 31, 2022.

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

Operating results for the three‑month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID‑19 pandemic on our operations, business, financial condition and cash flows; the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather‑related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal, state and local healthcare and business regulations, including mandated closures and other operating restrictions; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year‑to‑year comparisons as well.

COVID‑19 Pandemic
The COVID‑19 pandemic has impacted all three segments of our business, as well as our patients, communities and employees, in varying degrees since March 2020. Throughout this time, federal, state and local authorities have undertaken several actions designed to assist healthcare providers in providing care to COVID‑19 and other patients and to mitigate the adverse economic impact of the COVID‑19 pandemic. Among other things, federal legislation (collectively, the “COVID Acts”) authorized aggregate grant payments of $178 billion to be distributed through the Public Health and Social Services Emergency Fund (“PRF”) to healthcare providers who experienced lost revenues and increased expenses as a result of the pandemic. The COVID Acts also revised the Medicare accelerated payment program (“MAPP”) and permitted employers to defer Social Security tax payments in 2020. Our participation in these programs and the related accounting policies are summarized below.

Grant Income–During the three months ended March 31, 2022, we received cash payments of $5 million from the PRF, included in cash flows from operating activities. During the three months ended March 31, 2021, we received cash payments of $31 million, included in cash flows from operating activities, and $28 million received by our unconsolidated affiliates, included in cash flows from financing activities, from the PRF and state and local grant programs. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID‑related costs as defined by the U.S. Department of Health and Human Services (“HHS”), and that the providers will not seek collection of out‑of‑pocket payments from a COVID‑19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in‑network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by the Secretary of HHS. PRF funds not utilized by the established deadlines, generally 12 to 18 months after receipt of the grant funds, will be recouped by HHS.

The table below summarizes grant funds received by our Hospital Operations and Ambulatory Care segments and by our unconsolidated affiliates for which we provide cash management services during the three months ended March 31, 2022 and 2021, and their location in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2022	2021
Grant payments received from COVID-19 relief programs:
Included in cash flows from operating activities:
Hospital Operations	$4	$22
Ambulatory Care	1	9
	$5	$31

Included in cash flows from financing activities:
Unconsolidated affiliates for which we provide cash management services	$—	$28

We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. The estimates we use to recognize grant income could change materially in the future based on our operating performance or fluctuations in the severity of COVID‑19 outbreaks at individual locations, as well as the government’s grant compliance guidance. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations.

The table below summarizes grant income recognized by our Hospital Operations and Ambulatory Care segments during the three months ended March 31, 2022 and 2021, as well as the grant income recognized by our unconsolidated affiliates during the same periods.

	Three Months Ended March 31,
	2022	2021
Grant income recognized from COVID-19 relief programs:
Included in grant income:
Hospital Operations	$4	$24
Ambulatory Care	2	7
	$6	$31

Included in equity in earnings of unconsolidated affiliates:
Unconsolidated affiliates	$—	$6

At March 31, 2022 and December 31, 2021, we had remaining deferred grant payment balances of $3 million and $5 million, respectively, which amounts were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for those periods.

Medicare Accelerated Payment Program–In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the MAPP. The COVID Acts revised the MAPP to disburse payments to healthcare providers more quickly. Recipients may retain the accelerated payments for one year from the date of receipt before recoupment commences, which is effectuated by a 25% offset of claims payments for 11 months, followed by a 50% offset for the succeeding six months. At the end of the 29‑month period, interest on the unrecouped balance will be assessed at 4.00% per annum. The initial 11‑month recoupment period began in April 2021.

Our Hospital Operations and Ambulatory Care segments did not receive any additional advance payments from the MAPP during the three months ended March 31, 2022 or 2021. During the three months ended March 31, 2022, $194 million of advances received in prior periods by our Hospital Operations segment and less than $1 million of advances received in prior periods by our Ambulatory Care segment were recouped through a reduction of our Medicare claims payments. No advances were recouped during the three months ended March 31, 2021. In the accompanying Condensed Consolidated Balance Sheets, advances totaling $686 million and $880 million were included in contract liabilities at March 31, 2022 and December 31, 2021, respectively.

Deferral of Employment Tax Payments–The COVID Acts permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. At both March 31, 2022 and December 31, 2021, deferred Social Security tax payments totaling $128 million were included in accrued compensation and benefits in the accompanying Condensed Consolidated Balance Sheets.

Leases
During the three months ended March 31, 2022, we sold several medical office buildings held in our Hospital Operations segment for net cash proceeds of $147 million and concurrently entered into operating lease agreements to continue use of the facilities. We recognized a gain of $69 million from the sale of these buildings, presented in other operating expenses, net in the accompanying Condensed Consolidated Statement of Operations, and we recognized right-of-use assets and lease-related obligations of $109 million related to the leases, in each case in the three months ended March 31, 2022.

Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $1.405 billion and $2.364 billion at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, our book overdrafts were $175 million and $226 million, respectively, which were classified as accounts payable. At March 31, 2022 and December 31, 2021, $176 million and $188 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.

Also at March 31, 2022 and December 31, 2021, we had $66 million and $95 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $53 million and $88 million, respectively, were included in accounts payable.

During the three months ended March 31, 2022 and 2021, we recorded right‑of‑use assets related to non‑cancellable finance leases of $18 million and $11 million, respectively, and related to non‑cancellable operating leases of $187 million and $46 million, respectively.

Other Intangible Assets
The following tables provide information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At March 31, 2022:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,714	$(1,119)	$595
Contracts	295	(133)	162
Other	96	(78)	18
Total other intangible assets with finite lives	2,105	(1,330)	775

Other intangible assets with indefinite useful lives:
Trade names	102	—	102
Contracts	604	—	604
Other	6	—	6
Total other intangible assets with indefinite lives	712	—	712
Total other intangible assets	$2,817	$(1,330)	$1,487

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2021:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,770	$(1,165)	$605
Contracts	295	(128)	167
Other	95	(81)	14
Total other intangible assets with finite lives	2,160	(1,374)	786

Other intangible assets with indefinite useful lives:
Trade names	102	—	102
Contracts	602	—	602
Other	7	—	7
Total other intangible assets with indefinite lives	711	—	711
Total other intangible assets	$2,871	$(1,374)	$1,497

Estimated future amortization of intangibles with finite useful lives at March 31, 2022 is as follows:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2022	2023	2024	2025	2026
Amortization of intangible assets	$775	$119	$119	$116	$96	$76	$249

We recognized amortization expense of $29 million and $47 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively.

Investments in Unconsolidated Affiliates
We control 261 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (167 of 428 at March 31, 2022), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. No grant income was recognized during the three months ended March 31, 2022 by our unconsolidated affiliates. Equity in earnings of unconsolidated affiliates included $6 million of grant income for the three months ended March 31, 2021.

Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts below include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended March 31,
	2022	2021
Net operating revenues	$769	$634
Net income	$169	$165
Net income available to the investees	$98	$102

NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	March 31, 2022	December 31, 2021
Patient accounts receivable	$2,761	$2,600
Estimated future recoveries	139	137
Net cost reports and settlements receivable and valuation allowances	16	33
	$2,916	$2,770

We participate in various provider fee programs, which help reduce the amount of uncompensated care from indigent patients and those paying with Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program:

	March 31, 2022	December 31, 2021
Assets:
Other current assets	$271	$370
Investments and other assets	$278	$213

Liabilities:
Other current liabilities	$123	$123
Other long-term liabilities	$52	$60

The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients.

	Three Months Ended March 31,
	2022	2021
Estimated costs for:
Uninsured patients	$122	$168
Charity care patients	21	20
Total	$143	$188

NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. Approximately 91% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. As discussed in Note 1, the COVID Acts revised the MAPP to disburse payments more quickly due to the pandemic. Our Hospital Operations segment received advance payments from the MAPP following its expansion under the COVID Acts during the year ended December 31, 2020; however, no additional advances were received during the three months ended March 31, 2022 and 2021. The remaining advance payments were recorded as contract liabilities in the accompanying Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021.

The opening and closing balances of contract assets and contract liabilities for our Hospital Operations segment were as follows:

	Contract Assets	Contract Liabilities – Current Advances from Medicare	Contract Liabilities – Long-Term Advances from Medicare
December 31, 2021	$181	$876	$—
March 31, 2022	169	682	—
Decrease	$(12)	$(194)	$—

December 31, 2020	$208	$510	$819
March 31, 2021	180	734	595
Increase (decrease)	$(28)	$224	$(224)

During the three months ended March 31, 2022, $194 million of Medicare advance payments included in the opening contract liabilities balance for our Hospital Operations segment were recouped through a reduction of our Medicare claims payments. No amounts were recouped during the three months ended March 31, 2021.

Ambulatory Care Segment
Our Ambulatory Care segment also received advance payments from the expanded Medicare accelerated payment program during the year ended December 31, 2020; however no additional advances were received during the three months ended March 31, 2022 and 2021.

The opening and closing balances of contract liabilities for our Ambulatory Care segment were as follows:

	Contract Liabilities – Current Advances from Medicare	Contract Liabilities – Long-Term Advances from Medicare
December 31, 2021	$4	$—
March 31, 2022	4	—
Increase	$—	$—

December 31, 2020	$93	$83
March 31, 2021	123	44
Increase (decrease)	$30	$(39)

During the three months ended March 31, 2022, less than $1 million of Medicare advance payments included in the opening contract liabilities balance for our Ambulatory Care segment were recouped through a reduction of our Medicare claims payments. No amounts were recouped during the three months ended March 31, 2021.

Conifer Segment
Conifer enters into contracts with clients to provide revenue cycle management and other services, such as value‑based care, consulting and engagement solutions. The payment terms and conditions in Conifer’s client contracts vary. In some cases, clients are invoiced in advance and (for other than fixed‑price fee arrangements) a true‑up to the actual fee is included on a subsequent invoice. In other cases, payment is due in arrears. In addition, some contracts contain performance incentives, penalties and other forms of variable consideration. When the timing of Conifer’s delivery of services is different from the timing of payments made by its clients, Conifer recognizes either unbilled revenue (performance precedes contractual right to invoice the client) or deferred revenue (client payment precedes Conifer service performance). In the following table, clients that prepay prior to obtaining control/benefit of services are represented by deferred contract revenue until the performance obligations are satisfied. Unbilled revenue represents arrangements in which Conifer has provided services to and the client has obtained control/benefit of these services prior to the contractual invoice date. Contracts with payment in arrears are recognized as receivables in the month the services are performed.

The opening and closing balances of Conifer’s receivables, contract assets and contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2021	$28	$18	$79	$15
March 31, 2022	34	15	90	14
Increase (decrease)	$6	$(3)	$11	$(1)

December 31, 2020	$56	$20	$56	$16
March 31, 2021	56	14	60	16
Increase (decrease)	$—	$(6)	$4	$—

The differences between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets were reported as part of other current assets in the accompanying Condensed Consolidated Balance Sheets, and its current and long‑term contract liabilities were reported as part of contract liabilities and contract liabilities – long‑term, respectively, in the accompanying Condensed Consolidated Balance Sheets.

In both of the three months ended March 31, 2022 and 2021, Conifer recognized $49 million of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the services period.

Contract Costs
During both of the three months ended March 31, 2022 and 2021, we recognized amortization expense related to deferred contract setup costs of $1 million. At both March 31, 2022 and December 31, 2021, the unamortized client contract costs were $23 million and were presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE
In February 2022, we entered into a definitive agreement to sell one of our micro‑hospitals located in Arizona. As a result, the assets associated with the micro‑hospital were classified as held for sale at March 31, 2022 in the accompanying Condensed Consolidated Balance Sheet. The sale of this micro‑hospital was completed in April 2022.

Assets classified as held for sale at March 31, 2022 were comprised of the following:

Property and equipment	$15
Other intangible assets	1
Goodwill	3
Net assets held for sale	$19

The table below provides information on significant components of our business that have been recently disposed of:

	Three Months Ended March 31,
	2022	2021
Significant disposals:
Income from continuing operations, before income taxes
Miami-area hospitals and certain related operations	$4	$13

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

At March 31, 2022, our continuing operations consisted of three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

During the three months ended March 31, 2022, we recorded impairment and restructuring charges and acquisition‑related costs of $16 million, primarily consisting of $12 million of restructuring charges, $1 million of impairment charges and $3 million of acquisition‑related costs. Restructuring charges consisted of $5 million of employee severance costs, $2 million related to the transition of various administrative functions to our GBC and $5 million of other restructuring costs. Acquisition‑related costs consisted of $3 million of transaction costs.

During the three months ended March 31, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $20 million, consisting of $16 million of restructuring charges and $4 million of acquisition‑related costs. Restructuring charges consisted of $4 million of employee severance costs, $6 million related to the transition of various administrative functions to our GBC and $6 million of other restructuring costs. Acquisition‑related costs consisted of $4 million of transaction costs.

NOTE 6. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Senior unsecured notes:
6.750% due 2023	$1,769	$1,872
6.125% due 2028	2,500	2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	770	770
4.625% due 2024	600	600
7.500% due 2025	—	700
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgage and other notes	437	443
Unamortized issue costs and note discounts	(137)	(151)
Total long-term debt	14,851	15,646
Less current portion	132	135
Long-term debt, net of current portion	$14,719	$15,511

Senior Unsecured Notes and Senior Secured Notes
On February 23, 2022, we redeemed all $700 million aggregate principal amount outstanding of our 7.500% senior secured first lien notes due 2025 in advance of their maturity date. We paid $730 million from cash on hand to redeem the notes. In connection with the redemption, we recorded a loss from early extinguishment of debt of $38 million in the three months ended March 31, 2022, primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

Through a series of open‑market transactions in March 2022, we repurchased $103 million aggregate principal amount outstanding of our 6.750% senior unsecured notes due 2023. We paid $107 million from cash on hand to complete these transactions. In connection with the repurchases, we recorded aggregate losses from early extinguishment of debt of $5 million in the three months ended March 31, 2022, primarily related to the difference between the purchase prices and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

Credit Agreement
We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended to date, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. In March 2022, we further amended our Credit Agreement to, among other things, (i) decrease the aggregate revolving credit commitments from the previous Increased Commitments to aggregate revolving credit commitments not to exceed $1.500 billion, subject to borrowing availability, (ii) extend the scheduled maturity date to March 16, 2027, and (iii) replace the London Interbank Offered Rate (LIBOR) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate. At March 31, 2022, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the revolving credit facility at March 31, 2022.

Obligations under the Credit Agreement continue to be guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and secured by a first‑priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments.

Outstanding revolving loans accrue interest depending on the type of loan at either (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% per annum or (b) Term SOFR, Daily Simple SOFR or the Euro Interbank Offered Rate (EURIBOR) (each, as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% per annum and (in the case of Term SOFR and Daily Simple SOFR only) a credit spread adjustment of 0.10%, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts.

Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. The scheduled maturity date of the LC Facility is September 12, 2024. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal‑ranking basis with our senior secured first lien notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At March 31, 2022, we had $138 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES
At March 31, 2022, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $118 million. We had a total liability of $102 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2022.

At March 31, 2022, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $109 million. Of the total, $16 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in the accompanying Condensed Consolidated Balance Sheet at March 31, 2022.

NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 include $16 million and $14 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2021	520,998	$23.90
Exercised	(60,051)	$28.26
Outstanding at March 31, 2022	460,947	$23.33	$29	5.9 years
Vested and expected to vest at March 31, 2022	460,947	$23.33	$29	5.9 years
Exercisable at March 31, 2022	460,947	$23.33	$29	5.9 years

There were 60,051 and 293,581 stock options exercised during the three months ended March 31, 2022 and 2021, respectively, with aggregate intrinsic values of $4 million and $10 million, respectively. We did not grant any stock options during the three months ended March 31, 2022 or 2021.

The following table summarizes information about our outstanding stock options at March 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$18.99 to $20.609	293,796	5.4 years	$19.75	293,796	$19.75
$20.61 to $35.430	167,151	6.8 years	$29.62	167,151	$29.62
	460,947	5.9 years	$23.33	460,947	$23.33

Restricted Stock Units
The following table summarizes activity with respect to restricted stock units (“RSUs”) during the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	2,171,202	$40.51
Granted	570,080	$83.75
Vested	(721,858)	$29.16
Forfeited	(16,083)	$44.57
Unvested at March 31, 2022	2,003,341	$62.46

In the three months ended March 31, 2022, we granted an aggregate of 570,080 RSUs, 288,125 of which vest based on the passage of time. Of these time‑based RSUs, 281,955 will vest and be settled ratably over a three‑year period from the grant date, and 6,170 will vest evenly on the third and fourth anniversaries of the grant date. The vesting of the 281,955 remaining RSUs granted in the three months ended March 31, 2022 is contingent on our achievement of specified performance goals for the years 2022 to 2024. Provided the goals are achieved, the performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 281,955 units granted, depending on our level of achievement with respect to the performance goals.

In the three months ended March 31, 2021, we granted an aggregate of 708,577 RSUs. Of these, 260,071 will vest and be settled ratably over a three‑year period from the grant date, 189,215 will vest and be settled ratably over eight quarterly periods from the grant date, and 14,192 vested on December 31, 2021 and settled in January 2022. We also granted 1,372 RSUs as an initial grant to a then-new member of our board of directors and 1,685 RSUs as a pro‑rata annual grant to the same new board member. Both the initial grant and the annual grant vested immediately, however, the initial grant settles upon separation from the board, while the annual grant settles on the third anniversary of the grant date. In addition, we granted 241,150 performance‑based RSUs; the vesting of these RSUs is contingent on our achievement of specified performance goals for the years 2021 to 2023. Provided the goals are achieved, the performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 241,150 units granted, depending on our level of achievement with respect to the performance goals. During the three months ended March 31, 2021, we also granted 892 RSUs that vested and settled immediately as a result of our level of achievement with respect to certain performance‑based RSUs granted in 2018.

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

	Three Months Ended March 31,
	2022	2021
Expected volatility	39.6% - 68.1%	71.8% - 79.3%
Risk-free interest rate	1.0% - 1.7%	0.1% - 0.2%

At March 31, 2022, there were $84 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

The following table summarizes RSU activity under USPI’s management equity plan during the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	1,494,882	$34.13
Vested	(367,928)	$34.13
Forfeited	(42,669)	$34.13
Unvested at March 31, 2022	1,084,285	$34.13

No new grants were made under the USPI Management Equity Plan and no shares were repurchased during the three months ended March 31, 2022 and 2021.

NOTE 9. EQUITY
Changes in Shareholders’ Equity
The following tables present the changes in consolidated equity during the three months ended March 31, 2022 and 2021 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2021	107,189	$8	$4,877	$(233)	$(1,214)	$(2,410)	$1,026	$2,054
Net income	—	—	—	—	140	—	46	186
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(71)	(71)
Accretion of redeemable noncontrolling interests	—	—	(95)	—	—	—	—	(95)
Sales of businesses and noncontrolling interests, net	—	—	(7)	—	—	—	(1)	(8)
Stock-based compensation expense and issuance of common stock	499	—	(10)	—	—	—	—	(10)
Balances at March 31, 2022	107,688	$8	$4,765	$(233)	$(1,074)	$(2,410)	$1,000	$2,056

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2020	106,070	$7	$4,844	$(281)	$(2,128)	$(2,414)	$909	$937
Net income	—	—	—	—	97	—	44	141
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive loss	—	—	—	(1)	—	—	—	(1)
Accretion of redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(3)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(10)	—	—	—	1	(9)
Stock-based compensation expense and issuance of common stock	617	1	10	—	—	1	—	12
Balances at March 31, 2021	106,687	$8	$4,841	$(282)	$(2,031)	$(2,413)	$893	$1,016

Our noncontrolling interests balances at March 31, 2022 and December 31, 2021 were comprised of $126 million and $128 million, respectively, from our Hospital Operations segment, and $874 million and $898 million, respectively, from our

Ambulatory Care segment. Our net income available to noncontrolling interests for the three months ended March 31, 2022 and 2021 in the table above were comprised of $3 million and $4 million, respectively, from our Hospital Operations segment, and $43 million and $40 million, respectively, from our Ambulatory Care segment.

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

The table below presents our sources of net operating revenues less implicit price concessions from continuing operations:

	Three Months Ended March 31,
	2022	2021
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$619	$688
Medicaid	192	259
Managed care	2,495	2,480
Uninsured	38	47
Indemnity and other	164	176
Total	3,508	3,650
Other revenues(1)	290	297
Hospital Operations total prior to inter-segment eliminations	3,798	3,947
Ambulatory Care	738	646
Conifer	324	310
Inter-segment eliminations	(115)	(122)
Net operating revenues	$4,745	$4,781

(1)	Primarily physician practices revenues.

Adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the three months ended March 31, 2022 and 2021 by $4 million and $5 million, respectively. Estimated cost report settlements and valuation allowances were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended March 31,
	2022	2021
Net patient service revenues	$704	$619
Management fees	29	22
Revenue from other sources	5	5
Net operating revenues	$738	$646

The table below presents the composition of net operating revenues for our Conifer segment:

	Three Months Ended March 31,
	2022	2021
Revenue cycle services – Tenet	$112	$118
Revenue cycle services – other clients	189	169
Other services – Tenet	3	4
Other services – other clients	20	19
Net operating revenues	$324	$310

Other services, including value‑based care, consulting and other client‑defined projects, represented approximately 7% of Conifer’s revenue for both of the three months ended March 31, 2022 and 2021.

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

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2022	2023	2024	2025	2026
Performance obligations	$6,450	$485	$646	$591	$591	$591	$3,546

NOTE 11. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE
Property Insurance
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For both of the policy periods April 1, 2021 through March 31, 2022 and April 1, 2022 through March 31, 2023, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $200 million for earthquakes and a per‑occurrence sub‑limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million for the 2021 to 2022 policy period and $5 million for the 2022 to 2023 policy period.

Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At March 31, 2022 and December 31, 2021, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.075 billion and $1.045 billion, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage.

All commercial insurance we purchase is subject to per‑claim and policy period aggregate limits. If the policy period aggregate limit of any of our policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Malpractice expense of $81 million and $91 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively.

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

Government Investigation of Detroit Medical Center
Detroit Medical Center (“DMC”) is subject to an ongoing investigation commenced in October 2017 by the U.S. Attorney’s Office for the Eastern District of Michigan and the Civil Division of the U.S. Department of Justice (“DOJ”) for potential violations of the Stark law, the Medicare and Medicaid anti‑kickback and anti‑fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act, and the federal False Claims Act related to DMC’s employment of nurse practitioners and physician assistants (“Mid‑Level Practitioners”) from 2006 through 2017. As previously disclosed, a media report was published in August 2017 alleging that 14 Mid‑Level Practitioners were terminated by DMC earlier in 2017 due to compliance concerns. The DOJ issued a civil investigative demand to DMC for documents and interrogatories in September 2021. We are cooperating with the investigation; however, we are unable to determine the potential exposure, if any, at this time.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the three months ended March 31, 2022 and 2021.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Three Months Ended March 31, 2022	$78	$20	$(36)	$2	$64
Three Months Ended March 31, 2021	$26	$13	$(15)	$—	$24

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
We have a put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) that contains put and call options with respect to the 5% ownership interest Baylor holds in USPI. Each year starting in 2021, Baylor may put up to one‑third of its total shares in USPI (the “Baylor Shares”) by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares it could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call, which is mutually agreed‑upon fair market value, in cash or shares of our common stock. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022 and 2021, we recognized accretion totaling $94 million and $1 million, respectively, and a corresponding decrease in additional paid-in capital to adjust Baylor’s minority interest in USPI based on an increase in the estimated fair value of USPI.

Baylor did not deliver a put notice to us in January 2021 or 2022. In each of February 2021 and 2022, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares for that year (now 66.6% in total). We are continuing to negotiate the terms of those purchases.

The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Balances at beginning of period	$2,203	$1,952
Net income	94	81
Distributions paid to noncontrolling interests	(64)	(58)
Accretion of redeemable noncontrolling interests	95	3
Purchases of businesses and noncontrolling interests, net	30	14
Balances at end of period	$2,358	$1,992

The following tables present the composition by segment of our redeemable noncontrolling interests balances at March 31, 2022 and December 31, 2021, as well as our net income available to redeemable noncontrolling interests for the three months ended March 31, 2022 and 2021:

	March 31, 2022	December 31, 2021
Hospital Operations	$316	$297
Ambulatory Care	1,545	1,425
Conifer	497	481
Redeemable noncontrolling interests	$2,358	$2,203

	Three Months Ended March 31,
	2022	2021
Hospital Operations	$22	$13
Ambulatory Care	56	52
Conifer	16	16
Net income available to redeemable noncontrolling interests	$94	$81

NOTE 14. INCOME TAXES
During the three months ended March 31, 2022, we recorded income tax expense of $99 million in continuing operations on pre-tax income of $378 million compared to $45 million on pre-tax income of $267 million during the three months ended March 31, 2021. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended March 31,
	2022	2021
Tax expense at statutory federal rate of 21%	$79	$56
State income taxes, net of federal income tax benefit	14	13
Tax benefit attributable to noncontrolling interests	(29)	(25)
Stock-based compensation tax benefit	(2)	(1)
Changes in valuation allowance	32	—
Other items	5	2
Income tax expense	$99	$45

During the three months ended March 31, 2022, we recorded income tax expense of $32 million to increase the valuation allowance for interest expense carryforwards due to a change in the business interest expense disallowance rules in 2022.

There were no adjustments to our estimated liabilities for uncertain tax positions during the three months ended March 31, 2022. The total amount of unrecognized tax benefits as of March 31, 2022 was $34 million, of which $32 million, if recognized, would affect our effective tax rate and income tax expense from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. We did not have any interest or penalties on unrecognized tax benefits accrued at March 31, 2022.

As of March 31, 2022, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS PER COMMON SHARE
The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations for three months ended March 31, 2022 and 2021. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$139	107,483	$1.29
Effect of dilutive stock options, restricted stock units, deferred compensation units and convertible instruments	3	4,537	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$142	112,020	$1.27

Three Months Ended March 31, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$97	106,309	$0.91
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,756	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$97	108,065	$0.90

At March 31, 2022, our convertible instruments consisted of the Baylor Put/Call Agreement and vested RSUs issued under the USPI Management Equity Plan. See additional discussion of these instruments in Notes 13 and 8, respectively.

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

Our non‑financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long‑lived assets held and used, long‑lived assets held for sale and goodwill. At March 31, 2022, these measurements consisted of long-lived assets held for sale, which had an estimated fair value of $19 million and were classified as Level 2 measurements.

Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At March 31, 2022 and December 31, 2021, the estimated fair value of our long‑term debt was approximately 99.3% and 103.3%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Current assets	$3	$—
Property and equipment	10	18
Other intangible assets	2	—
Goodwill	84	25
Other long-term assets	11	4
Previously held investments in unconsolidated affiliates	(18)	—
Current liabilities	(5)	(7)
Long-term liabilities	(19)	(2)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(28)	(11)
Noncontrolling interests	—	(2)
Cash paid, net of cash acquired	(40)	(25)
Gains on consolidations	$—	$—

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $84 million from acquisitions completed during the three months ended March 31, 2022 was recorded in our Ambulatory Care segment. Approximately $3 million and $4 million in transaction costs related to prospective and closed acquisitions were expensed during the three‑month periods ended March 31, 2022 and 2021, respectively, and were included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Condensed Consolidated Statements of Operations.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2022 and 2021 are preliminary. We are in the process of assessing working capital balances, as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying Condensed Consolidated Financial Statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature.

During the three months ended March 31, 2022, we adjusted the initial purchase allocation of certain acquisitions completed in 2021 based on the results of completed valuations. These adjustments resulted in a net increase in goodwill of $11 million.

NOTE 18. SEGMENT INFORMATION
Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations segment is comprised of acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At March 31, 2022, our subsidiaries operated 60 hospitals serving primarily urban and suburban communities in nine states. On April 1, 2021, we transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. The total assets associated with the imaging centers transferred to our Hospital Operations segment constituted less than 1% of our consolidated total assets at March 31, 2021. Also in April 2021, we completed the sale of the majority of the urgent care centers then held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, we completed the sale of five Miami‑area hospitals and certain related operations in August 2021. In April 2022, we completed the sale of a Hospital Operations segment micro-hospital, which was classified as held for sale in the accompanying Condensed Consolidated Balance Sheet at March 31, 2022.

Our Ambulatory Care segment is comprised of the operations of USPI. At March 31, 2022, USPI had interests in 404 ambulatory surgery centers (253 consolidated) and 24 surgical hospitals (eight consolidated) in 34 states. In April 2021, we completed the sale of 40 urgent care centers then held by our Ambulatory Care segment to an unaffiliated urgent care provider and, as noted above, transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. At March 31, 2022, we owned approximately 95% of USPI.

Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients. At March 31, 2022, Conifer provided services to approximately 660 Tenet and non‑Tenet hospitals and other clients nationwide. Conifer provides revenue management, administrative services and various other services to Tenet hospitals. We believe the pricing terms for these services are commercially reasonable and consistent with estimated third‑party terms. At March 31, 2022, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	March 31, 2022	December 31, 2021
Assets:
Hospital Operations	$16,236	$17,173
Ambulatory Care	9,486	9,473
Conifer	928	933
Total	$26,650	$27,579

	Three Months Ended March 31,
	2022	2021
Capital expenditures:
Hospital Operations	$132	$110
Ambulatory Care	21	8
Conifer	2	3
Total	$155	$121

	Three Months Ended March 31,
	2022	2021
Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,798	$3,947
Ambulatory Care	738	646
Conifer
Tenet	115	122
Other clients	209	188
Total Conifer revenues	324	310
Inter-segment eliminations	(115)	(122)
Total	$4,745	$4,781

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$4	$4
Ambulatory Care	42	38
Total	$46	$42

Adjusted EBITDA:
Hospital Operations	$514	$434
Ambulatory Care	282	257
Conifer	92	86
Total	$888	$777

Depreciation and amortization:
Hospital Operations	$167	$190
Ambulatory Care	27	25
Conifer	9	9
Total	$203	$224

Adjusted EBITDA	$888	$777
Depreciation and amortization	(203)	(224)
Impairment and restructuring charges, and acquisition-related costs	(16)	(20)
Litigation and investigation costs	(20)	(13)
Interest expense	(227)	(240)
Loss from early extinguishment of debt	(43)	(23)
Other non-operating income, net	—	10
Net losses on sales, consolidation and deconsolidation of facilities	(1)	—
Income from continuing operations, before income taxes	$378	$267

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
•Liquidity and Capital Resources
•Critical Accounting Estimates

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At March 31, 2022, our subsidiaries operated 60 hospitals serving primarily urban and suburban communities in nine states. In April 2022, we completed the sale of a Hospital Operations segment micro‑hospital, which was classified as held for sale in the accompanying Condensed Consolidated Balance Sheet at March 31, 2022. In April 2021, we completed the sale of the majority of the urgent care centers then held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, in August 2021, we completed the sale of five Miami‑area hospitals and certain related operations (the “Miami Hospitals”) held by our Hospital Operations segment.

Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”), in which we held an ownership interest of approximately 95% at March 31, 2022. USPI had interests in 404 ambulatory surgery centers (each, an “ASC”) (253 consolidated) and 24 surgical hospitals (eight consolidated) in 34 states at March 31, 2022. In April 2021, we completed the sale of 40 urgent care centers then held by our Ambulatory Care segment to an unaffiliated urgent care provider and transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment.

Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Holdings, Inc. subsidiary (“Conifer”). At March 31, 2022, Conifer provided services to over 660 Tenet and non‑Tenet hospitals and other clients nationwide. Nearly all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we held an ownership interest of approximately 76% at March 31, 2022, or by one of its direct or indirect wholly owned subsidiaries.

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per‑adjusted‑patient‑admission and per‑adjusted‑patient‑day amounts). Continuing operations information includes the results of our same 60 hospitals operated throughout the three months ended March 31, 2022 and 2021, as well as the Miami Hospitals sold in August 2021. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. We believe this information is useful to investors because it includes the operations of all facilities in continuing operations for the period of time that we owned and operated them, and it reflects the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable. In addition, we present certain metrics on a per‑adjusted-patient‑admission and per‑adjusted‑patient‑day basis to show trends other than volume.

In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes the results of our same 60 hospitals operated throughout the three months ended March 31, 2022 and 2021, and excludes the results of the Miami Hospitals we sold in August 2021 and the results of our discontinued operations. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented, as well as reflects recent trends we are experiencing with respect to volumes, revenues and expenses.

MANAGEMENT OVERVIEW
IMPACT OF THE COVID-19 PANDEMIC
The COVID‑19 pandemic generally and, most recently, the spread of the Omicron variant continued to impact all three segments of our business, as well as our patients, communities and employees, in the three months ended March 31, 2022. Broad economic factors resulting from the pandemic affected our patient volumes, service mix and revenue mix. In addition, the pandemic continued to have an adverse impact on certain of our operating expenses in the first quarter of 2022.

Various federal legislative actions, including additional funding for the Public Health and Social Services Emergency Fund (“PRF”), have mitigated some of the economic disruption caused by the COVID‑19 pandemic on our business. In the three months ended March 31, 2022 and 2021, we received cash payments of $5 million and $59 million, respectively, from the PRF and state and local grant programs. We recognized $6 million and $31 million, respectively, from these funds as grant income during the three-month periods in 2022 and 2021, respectively. In addition, we recognized $6 million in equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statement of Operations during the three months ended March 31, 2021.

Throughout MD&A, we have provided additional information on the impact of the COVID‑19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. The ultimate extent and scope of the pandemic and its future impact on our business remain unknown. For information about risks and uncertainties related to COVID‑19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in this report and in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”).

TRENDS AND STRATEGIES
As described above and throughout MD&A, we continue to experience negative impacts of the pandemic on our business in varying degrees. Most recently, primarily in January and February 2022, we were affected by a significant acceleration in COVID-19 cases associated with the Omicron variant. Throughout the COVID‑19 pandemic, we have taken, and we continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and changes in our service mix and revenue mix. We have issued new senior unsecured notes and senior secured first lien notes, redeemed existing senior unsecured notes and senior secured first lien notes, including those with the highest interest rates of all of our long‑term debt, and amended our senior secured revolving credit facility (as amended to date, the “Credit Agreement”). We also decreased our employee headcount throughout the organization at the outset of the COVID-19 pandemic, and we deferred certain operating expenses that were not expected to impact our response to the pandemic. In addition, we reduced certain variable costs across the enterprise. Together with government relief packages, we believe these actions supported our ability to provide essential patient services during the initial uncertainty caused by the COVID-19 pandemic and continue to do so. For further information on our liquidity, see “Liquidity and Capital Resources” below.

We have experienced, and continue to experience, increased competition with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is a limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of critical‑care nurses in certain disciplines and geographic areas. This shortage has been exacerbated by the COVID‑19 pandemic as more nurses choose to retire early, leave the workforce or take travel assignments. In some areas, the increased demand for care of COVID‑19 patients in our hospitals, as well as the direct impact of COVID‑19 on physicians, employees and their families, have put a strain on our resources and staff. Over the past two years, we have had to rely on higher-cost temporary contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. In addition, we have experienced significant price increases in medical supplies, particularly for personal protective equipment (“PPE”), and we have encountered supply‑chain disruptions, including shortages and delays.

We believe that several key trends are also continuing to shape the demand for healthcare services: (1) consumers, employers and insurers are actively seeking lower‑cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the growing aging population requires greater chronic disease management and higher‑acuity treatment; and (4) consolidation continues across the entire healthcare sector. In addition, the healthcare industry, in general, and the acute care hospital business, in particular, have experienced significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to limit, alter or repeal the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”). It is difficult to predict the full impact of regulatory uncertainty on our future revenues and operations.

Expansion of Our Ambulatory Care Segment—In response to these trends, we continue to focus on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth, construction of new outpatient centers and strategic partnerships. During the years ended December 31, 2021 and 2020, we invested $1.315 billion and $1.200 billion, respectively, to acquire ownership interests in new ASCs, increase our ownership interests in existing facilities and invest in de novo facilities. This activity included the acquisition of ownership interests in 86 ASCs and related ambulatory support services (collectively, the “SCD Centers”) from Surgical Center Development #3, LLC and Surgical Center Development #4, LLC (“SCD”) in December 2021. USPI and SCD’s principals have also entered into a joint venture and development agreement under which USPI will have the exclusive option to partner with affiliates of SCD on the future development of a minimum target of 50 de novo ASCs over a period of five years.

During the three months ended March 31, 2022, we acquired controlling interests in two ASCs in Florida and one in New Hampshire, and we acquired a noncontrolling interest in an ASC located in New Jersey. During the same period, we also acquired controlling ownership interests in three previously unconsolidated SCD Centers located in Florida, Pennsylvania and Texas. In addition, we opened two new ASCs in the first quarter of 2022 – one in Florida and one in North Carolina. We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑efficiency measures, and we continue to transition certain support operations offshore to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the three months ended March 31, 2022, and we could incur additional such charges in the future.

We also continue to exit service lines, businesses and markets that we believe are no longer a core part of our long‑term growth strategy. In April 2021, we divested the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. In addition, we completed the sale of the Miami Hospitals in August 2021. We intend to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher‑return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.

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

Driving Conifer’s Growth—Conifer serves over 660 Tenet and non‑Tenet hospitals and other clients nationwide. In addition to providing revenue cycle management services to health systems and physicians, Conifer provides support to both providers and self‑insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value‑based care solutions businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value‑based care service offerings through organic development and small acquisitions; and (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value‑based care environment to drive competitive differentiation.

Improving Profitability—As we return to more normal operations, we continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe our inpatient admissions have been constrained in recent years (prior to the COVID‑19 pandemic) by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co‑pays, co‑insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to explore new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

Reducing Our Leverage Over Time—All of our outstanding long‑term debt has a fixed rate of interest, except for outstanding borrowings, if any, under our Credit Agreement, and the maturity dates of our notes are staggered from 2023 through 2031. We believe that our capital structure minimizes the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. During the three months ended March 31, 2022, we redeemed all $700 million aggregate principal amount outstanding of our 7.500% senior secured first lien notes due 2025 (the “2025 Senior Secured First Lien Notes”) in advance of their maturity date using cash on hand. In addition, we repurchased $103 million aggregate principal amount outstanding of our 6.750% senior unsecured notes due 2023 (the “2023 Senior Unsecured Notes”) through a series of open‑market transactions in March 2022 using cash on hand. We anticipate these redemption and repurchase transactions will reduce future annual cash interest expense payments by approximately $60 million. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.

Our ability to execute on our strategies and respond to the aforementioned trends is subject to the extent and scope of the impact on our operations of the COVID‑19 pandemic, as well as a number of other risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward‑Looking Statements and Risk Factors sections in this report, as well as the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.

RESULTS OF OPERATIONS—OVERVIEW
The following tables present selected operating statistics for our Hospital Operations and Ambulatory Care segments, as well as consolidated net operating revenues and expenses, in each case for the three months ended March 31, 2022 and 2021 on a continuing operations basis.

	Continuing Operations Three Months Ended March 31,		Increase (Decrease)
Selected Operating Statistics	2022	2021
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	60	65	(5)	(1)
Total admissions	127,781	147,674	(13.5)%
Adjusted patient admissions(2)	227,933	251,017	(9.2)%
Paying admissions (excludes charity and uninsured)	121,802	138,756	(12.2)%
Charity and uninsured admissions	5,979	8,918	(33.0)%
Admissions through emergency department	97,688	112,730	(13.3)%
Emergency department visits, outpatient	500,659	450,830	11.1%
Total emergency department visits	598,347	563,560	6.2%
Total surgeries	84,166	89,964	(6.4)%
Patient days — total	705,627	797,489	(11.5)%
Adjusted patient days(2)	1,224,824	1,321,890	(7.3)%
Average length of stay (days)	5.52	5.40	2.2%
Average licensed beds	15,395	17,178	(10.4)%
Utilization of licensed beds(3)	50.9%	51.6%	(0.7)%	(1)
Total visits	1,373,188	1,401,217	(2.0)%
Paying visits (excludes charity and uninsured)	1,295,352	1,312,096	(1.3)%
Charity and uninsured visits	77,836	89,121	(12.7)%
Ambulatory Care:
Total consolidated facilities (at end of period)	261	291	(30)	(1)
Total consolidated cases	300,320	553,814	(45.8)%

(1)	The change is the difference between the 2022 and 2021 amounts shown.
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

Total admissions decreased by 19,893, or 13.5%, and total surgeries decreased by 5,798, or 6.4%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Total emergency department visits increased 6.2% in the three months ended March 31, 2022 compared to the same period in 2021. The decrease in our patient volumes from continuing operations in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily attributable to the sale of the Miami Hospitals in August 2021 and the impact of the Omicron variant in January and February 2022. The decrease in Ambulatory Care total consolidated cases of 45.8% in the three months ended March 31, 2022 compared to the same period in 2021 is primarily due to the divestiture of USPI’s urgent care centers and the realignment of its imaging centers under our Hospital Operations segment.

	Continuing Operations Three Months Ended March 31,		Increase (Decrease)
Revenues	2022	2021
Net operating revenues:
Hospital Operations prior to inter-segment eliminations	$3,798	$3,947	(3.8)%
Ambulatory Care	738	646	14.2%
Conifer	324	310	4.5%
Inter-segment eliminations	(115)	(122)	(5.7)%
Total	$4,745	$4,781	(0.8)%

Net operating revenues decreased by $36 million, or 0.8%, in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the loss of revenues in our Hospital Operations segment from the Miami Hospitals we sold in August 2021 and lower patient volumes, partially offset by high patient acuity and negotiated commercial rate increases. On a consolidated basis, this decrease was further offset by higher revenues from our Ambulatory Care segment, which increased $92 million, or 14.2%, in the 2022 period compared to the 2021 period. This increase was largely driven by our recently acquired ASCs, higher surgical patient volumes and negotiated commercial rate increases. Conifer’s revenues, net of intercompany eliminations, increased $21 million, or 11.2%, during the three months ended March 31, 2022 compared to the same period in 2021, primarily due to contractual rate increases and new business expansion. During the three months ended March 31, 2022 and 2021, we recognized net grant income of $6 million and $31 million, respectively, which amounts are not included in net operating revenues.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 58.9 days at March 31, 2022 and 57.0 days at December 31, 2021, primarily due to the approval of Texas’ Medicaid supplemental funding programs by the Centers for Medicare and Medicaid Services (“CMS”) at the end of March 2022, which resulted in our recognition of $57 million of revenue in the three months ended March 31, 2022. This revenue has not yet been collected given that the programs were just recently approved. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets. The AR Days calculation excludes (i) urgent care centers operated under the MedPost and CareSpot brands, which we divested in April 2021, (ii) the Miami Hospitals, which we sold in August 2021, and (iii) our California provider fee revenues.

	Continuing Operations Three Months Ended March 31,		Increase (Decrease)
Selected Operating Expenses	2022	2021
Hospital Operations:
Salaries, wages and benefits	$1,820	$1,857	(2.0)%
Supplies	583	646	(9.8)%
Other operating expenses	774	916	(15.5)%
Total	$3,177	$3,419	(7.1)%
Ambulatory Care:
Salaries, wages and benefits	$194	$174	11.5%
Supplies	201	157	28.0%
Other operating expenses	105	103	1.9%
Total	$500	$434	15.2%
Conifer:
Salaries, wages and benefits	$168	$170	(1.2)%
Supplies	1	1	—%
Other operating expenses	63	53	18.9%
Total	$232	$224	3.6%
Total:
Salaries, wages and benefits	$2,182	$2,201	(0.9)%
Supplies	785	804	(2.4)%
Other operating expenses	942	1,072	(12.1)%
Total	$3,909	$4,077	(4.1)%
Rent/lease expense(1):
Hospital Operations	$70	$77	(9.1)%
Ambulatory Care	27	27	—%
Conifer	3	3	—%
Total	$100	$107	(6.5)%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended March 31,		Increase (Decrease)
Selected Operating Expenses per Adjusted Patient Admission	2022	2021
Hospital Operations:
Salaries, wages and benefits per adjusted patient admission(1)	$7,985	$7,396	8.0%
Supplies per adjusted patient admission(1)	2,557	2,571	(0.5)%
Other operating expenses per adjusted patient admission(1)	3,393	3,647	(7.0)%
Total per adjusted patient admission	$13,935	$13,614	2.4%

(1)	Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits expense for our Hospital Operations segment decreased $37 million, or 2.0%, in the three months ended March 31, 2022 compared to the same period in 2021. This change was primarily attributable to the sale of the Miami Hospitals in August 2021 and our continued focus on cost-efficiency measures, partially offset by increased contract labor costs, increased overtime expense and annual merit increases for certain of our employees. On a per‑adjusted‑patient‑admission basis, salaries, wages and benefits increased 8.0% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the expenses mentioned above.

Supplies expense for our Hospital Operations segment decreased $63 million, or 9.8%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily attributable to the sale of the Miami Hospitals, the decrease in patient volumes during the 2022 period and our cost-efficiency measures, partially offset by increased costs for certain supplies as a result of the COVID-19 pandemic and high patient acuity. On a per‑adjusted‑patient‑admission basis, supplies expense decreased 0.5% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the cost-efficiency measures described above.

Other operating expenses for our Hospital Operations segment decreased $142 million, or 15.5%, in the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily attributable to sale of the Miami Hospitals, a gain of $69 million realized from the sale of several medical office buildings in the three months ended March 31, 2022, and our continued focus on cost-efficiency measures. On a per‑adjusted‑patient‑admission basis, other operating expenses in the three months ended March 31, 2022 decreased 7.0% compared to the same period in 2021, primarily due to the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $1.405 billion at March 31, 2022 compared to $2.364 billion at December 31, 2021.

Significant cash flow items in the three months ended March 31, 2022 included:

•Net cash provided by operating activities before interest, taxes, discontinued operations, and restructuring charges, acquisition‑related costs, and litigation costs and settlements of $458 million (including $5 million from federal grants);

•Proceeds from the sale of facilities and other assets of $148 million;

•Debt payments of $879 million, including the redemption of all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes and the repurchase of $103 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes;

•Interest payments of $166 million;

•Capital expenditures of $155 million;

•$135 million of distributions paid to noncontrolling interests;

•Payments totaling $56 million for restructuring charges, acquisition‑related costs, and litigation costs and settlements; and

•$40 million of payments for purchases of businesses or joint venture interests.

Net cash provided by operating activities was $228 million in the three months ended March 31, 2022 compared to $534 million in the three months ended March 31, 2021. Key factors contributing to the change between the 2022 and 2021 periods include the following:

•$194 million of Medicare advances recouped in the three months ended March 31, 2022 compared to no amounts recouped during the same period in 2021;

•$5 million of cash received from grants in the three months ended March 31, 2022 compared to $31 million received in the three months ended March 31, 2021;

•Decreased cash receipts of $12 million related to supplemental Medicaid programs in California and Texas; and

•The timing of other working capital items.

FORWARD-LOOKING STATEMENTS
This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward‑looking statements, including (but not limited to) disclosure regarding (i) the impact of the COVID-19 pandemic, (ii) our future earnings, financial position, and operational and strategic initiatives, and (iii) developments in the healthcare industry. Forward‑looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward‑looking statements. Such factors include, but are not limited to, the risks described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of this report.

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

The following table presents the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

Net Patient Service Revenues Less Implicit Price Concessions from:	Three Months Ended March 31,		Increase (Decrease)(1)
	2022	2021
Medicare	17.6%	18.8%	(1.2)%
Medicaid	5.5%	7.1%	(1.6)%
Managed care(2)	71.1%	68.0%	3.1%
Uninsured	1.1%	1.3%	(0.2)%
Indemnity and other	4.7%	4.8%	(0.1)%

(1)	The change is the difference between the 2022 and 2021 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is presented below:

	Three Months Ended March 31,		Increase (Decrease)(1)
Admissions from:	2022	2021
Medicare	21.5%	21.4%	0.1%
Medicaid	5.6%	5.7%	(0.1)%
Managed care(2)	64.8%	63.7%	1.1%
Charity and uninsured	4.7%	6.0%	(1.3)%
Indemnity and other	3.4%	3.2%	0.2%

(1)	The change is the difference between the 2022 and 2021 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.

    GOVERNMENT PROGRAMS
CMS is an agency of the U.S. Department of Health and Human Services (“HHS”) that administers a number of government programs authorized by federal law; it is the single largest payer of healthcare services in the United States. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co‑administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The Children’s Health Insurance Program (“CHIP”), which is also co‑administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year 2027.

Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $619 million and $688 million for the three months ended March 31, 2022 and 2021, respectively.

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

Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 18.8% and 16.9% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the three months ended March 31, 2022 and 2021, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the three months ended March 31, 2022 and 2021, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $119 million and $180 million, respectively. The decrease between the two three‑month periods was primarily attributable to $57 million of assessments we recognized related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) following its approval in 2022. During the three months ended March 31, 2022, we also recognized $114 million of revenue related to CHIRP that, due to the structure of the program, is included in Managed Medicaid revenue.

Total Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the three months ended March 31, 2022 and 2021 were $659 million and $617 million, respectively. During the three months ended March 31, 2022, Medicaid and Managed Medicaid revenues comprised 29% and 71%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Managed Medicaid patient service revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to FFS Medicaid revenue.

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

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). In April 2022, CMS issued proposed changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2023 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following proposed payment and policy changes:

•A market basket increase of 3.1% for Medicare severity‑adjusted diagnosis‑related group (“MS‑DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also proposed a 0.4% multifactor productivity reduction required by the Affordable Care Act and a 0.5% increase required by the Medicare Access and CHIP Reauthorization Act that together result in a net operating payment update of 3.2% before budget neutrality adjustments;

•Changes to the hospital Value‑Based Purchasing (“VBP”) and Hospital-Acquired Condition (“HAC”) programs for FFY 2023 due to the impact of the COVID-19 Public Health Emergency, including the implementation of a special scoring methodology for the VBP program that results in each hospital receiving a value‑based incentive payment amount equal to its 2% reduction to the operating standardized amount; and suppression of all measures in the HAC reduction program resulting in no hospitals being penalized for FFY 2023;

•An increase in the cost outlier threshold from $30,988 to $43,214;

•A 1.63% net increase in the capital federal MS‑DRG rate; and

•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share hospital (“UC‑DSH”) payments.

According to CMS, the combined impact of the proposed payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 1.4% increase in Medicare operating MS‑DRG FFS payments for hospitals in urban areas, and an average 2.3% increase in such payments for proprietary hospitals in FFY 2023. We estimate that all the proposed payment and policy changes affecting operating MS‑DRG and UC‑DSH payments will result in an estimated 2.3% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $45 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, as well as potential changes to the Proposed IPPS Rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

Public Health and Social Services Emergency Fund—During the three months ended March 31, 2022 and 2021, our Hospital Operations and Ambulatory Care segments together recognized a total of $6 million and $24 million, respectively, of PRF grant income associated with lost revenues and COVID‑related costs. We also recognized $6 million of PRF grant income from our unconsolidated affiliates during the three months ended March 31, 2021. In addition to PRF grant income, our Hospital Operations and Ambulatory Care segments also recognized $7 million of grant income from state and local grant programs during the three months ended March 31, 2021. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income, and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates, in each case in the condensed consolidated statements of operations. We cannot predict whether additional distributions of grant funds will be authorized, and we cannot provide assurances regarding the amount of grant income, if any, to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—The federally mandated 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers was suspended effective May 1, 2020 through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act (the “Sequester Cuts Act”), which was signed into law in December 2021, extended the 2% Medicare sequestration moratorium through March 31, 2022, and adjusted the sequestration to 1% for the period April 1, 2022 through June 30, 2022, after which the full 2% reduction will be restored unless further legislation is passed. The impact of the Sequester Cuts Act on our operations was an increase of approximately $20 million of revenues in the three months ended March 31, 2022, and we estimate its impact for the full year ending December 31, 2022 will be an increase of approximately $30 million of revenues. Because of the uncertainty associated with various factors that may influence our future Medicare and Medicaid payments, including future legislative, legal or regulatory actions, or changes in volumes and case mix, there is a risk that actual payments received under, or the ultimate impact of, these programs will differ materially from our expectations.

Significant Litigation
340B Litigation
The CMS 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers (“340B Drugs”). In the final rule regarding Hospital Outpatient Prospective Payment System (“OPPS”) payment and policy changes for calendar year (“CY”) 2018, CMS reduced the payment for 340B Drugs from the average sales price (“ASP”) plus 6% to the ASP minus 22.5% and made a corresponding budget‑neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rules regarding OPPS payment and policy changes for CYs 2019 through 2022, CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Previously, the U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CYs 2018 and 2019 OPPS Final Rules exceeded CMS’ statutory authority by reducing drug reimbursement rates for 340B Hospitals. In July 2020, the U.S. Court of Appeals for the District of Columbia Circuit (the “Appeals Court”) reversed the District Court’s holding, finding that HHS’ decision to reduce the payment rate for 340B Drugs was based on a reasonable interpretation of the Medicare statute. The Appeals Court subsequently denied the 340B Hospitals’ petition for a rehearing. The 340B Hospitals filed a timely petition asking the U.S. Supreme Court (“Supreme Court”) to reverse the Appeals Court’s decision and, in December 2021, the Supreme Court heard oral arguments in the case. We cannot predict the timing or outcome of the Supreme Court’s decision or what further actions CMS or Congress might take with respect to the 340B program; however, a reversal of the current payment policy and return to the prior 340B payment methodology could have an adverse effect on our net operating revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended March 31, 2022 and 2021 was $2.495 billion and $2.480 billion, respectively. Our top 10 managed care payers generated 61% of our managed care net patient service revenues for the three months ended March 31, 2022. During the same period, national payers generated 41% of our managed care net patient service revenues; the remainder came from regional or local payers. At March 31, 2022 and December 31, 2021, 68% and 67%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2022, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $16 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future. In the three months ended March 31, 2022, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 86% higher than our aggregate yield on a per‑admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity
An indemnity‑based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.

Legislative Changes
As more fully described in Item 1, Business — Healthcare Regulation and Licensing, of Part I of our Annual Report, the No Surprises Act (“NSA”) and the rules promulgated thereunder went into effect on January 1, 2022. The NSA is intended to address unexpected gaps in insurance coverage that result in “surprise medical bills” when patients unknowingly obtain medical services from physicians and other providers outside their health insurance network, including certain emergency services, anesthesiology services and air ambulance transportation. At this time, we are unable to assess the effect that the NSA or regulations relating to the NSA might have on our business, financial position, results of operations or cash flows.

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

Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At March 31, 2022 and December 31, 2021, 3% and 4%, respectively, of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

The initial expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either health insurance exchange or government healthcare insurance program coverage. However, we continue to have to provide uninsured discounts and charity care due to the failure of certain states to expand Medicaid coverage and for persons living in the country who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.

The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients.

	Three Months Ended March 31,
	2022	2021
Estimated costs for:
Uninsured patients	$122	$168
Charity care patients	21	20
Total	$143	$188

RESULTS OF OPERATIONS
The following tables present our consolidated net operating revenues, operating expenses and operating income on a continuing operations basis, both in dollar amounts and as percentages of net operating revenues.

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021
Net operating revenues:
Hospital Operations	$3,798	$3,947	$(149)
Ambulatory Care	738	646	92
Conifer	324	310	14
Inter-segment eliminations	(115)	(122)	7
Net operating revenues	4,745	4,781	(36)
Grant income	6	31	(25)
Equity in earnings of unconsolidated affiliates	46	42	4
Operating expenses:
Salaries, wages and benefits	2,182	2,201	(19)
Supplies	785	804	(19)
Other operating expenses, net	942	1,072	(130)
Depreciation and amortization	203	224	(21)
Impairment and restructuring charges, and acquisition-related costs	16	20	(4)
Litigation and investigation costs	20	13	7
Net losses on sales, consolidation and deconsolidation of facilities	1	—	1
Operating income	$648	$520	$128

	Three Months Ended March 31,		Increase (Decrease)(1)
	2022	2021
Net operating revenues	100.0%	100.0%	—%
Grant income	0.1%	0.6%	(0.5)%
Equity in earnings of unconsolidated affiliates	1.0%	0.9%	0.1%
Operating expenses:
Salaries, wages and benefits	46.0%	46.0%	—%
Supplies	16.5%	16.8%	(0.3)%
Other operating expenses, net	19.9%	22.4%	(2.5)%
Depreciation and amortization	4.3%	4.7%	(0.4)%
Impairment and restructuring charges, and acquisition-related costs	0.3%	0.4%	(0.1)%
Litigation and investigation costs	0.4%	0.3%	0.1%
Net losses on sales, consolidation and deconsolidation of facilities	—%	—%	—%
Operating income	13.7%	10.9%	2.8%

(1)	The change is the difference between the 2022 and 2021 percentages presented.

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by operating segment on a continuing operations basis.

	Three Months Ended March 31, 2022
	Hospital Operations	Ambulatory Care	Conifer

Net operating revenues	$3,683	$738	$324
Grant income	4	2	—
Equity in earnings of unconsolidated affiliates	4	42	—
Operating expenses:
Salaries, wages and benefits	1,820	194	168
Supplies	583	201	1
Other operating expenses, net	774	105	63
Depreciation and amortization	167	27	9
Impairment and restructuring charges, and acquisition-related costs	12	3	1
Litigation and investigation costs	8	—	12
Net losses on sales, consolidation and deconsolidation of facilities	1	—	—
Operating income	$326	$252	$70

	Three Months Ended March 31, 2022
	Hospital Operations	Ambulatory Care	Conifer

Net operating revenues	100.0%	100.0%	100.0%
Grant income	0.1%	0.3%	—%
Equity in earnings of unconsolidated affiliates	0.1%	5.7%	—%
Operating expenses:
Salaries, wages and benefits	49.4%	26.3%	51.9%
Supplies	15.8%	27.2%	0.3%
Other operating expenses, net	21.1%	14.3%	19.4%
Depreciation and amortization	4.5%	3.7%	2.8%
Impairment and restructuring charges, and acquisition-related costs	0.3%	0.4%	0.3%
Litigation and investigation costs	0.2%	—%	3.7%
Net losses on sales, consolidation and deconsolidation of facilities	—%	—%	—%
Operating income	8.9%	34.1%	21.6%

	Three Months Ended March 31, 2021
	Hospital Operations	Ambulatory Care	Conifer

Net operating revenues	$3,825	$646	$310
Grant income	24	7	—
Equity in earnings of unconsolidated affiliates	4	38	—
Operating expenses:
Salaries, wages and benefits	1,857	174	170
Supplies	646	157	1
Other operating expenses, net	916	103	53
Depreciation and amortization	190	25	9
Impairment and restructuring charges, and acquisition-related costs	10	4	6
Litigation and investigation costs	9	3	1
Operating income	$225	$225	$70

	Three Months Ended March 31, 2021
	Hospital Operations	Ambulatory Care	Conifer

Net operating revenues	100.0%	100.0%	100.0%
Grant income	0.6%	1.1%	—%
Equity in earnings of unconsolidated affiliates	0.1%	5.9%	—%
Operating expenses:
Salaries, wages and benefits	48.5%	26.9%	54.8%
Supplies	16.9%	24.3%	0.3%
Other operating expenses, net	23.9%	16.0%	17.2%
Depreciation and amortization	5.0%	3.9%	2.9%
Impairment and restructuring charges, and acquisition-related costs	0.3%	0.6%	1.9%
Litigation and investigation costs	0.2%	0.5%	0.3%
Operating income	5.9%	34.8%	22.6%

Total net operating revenues decreased by $36 million, or 0.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Hospital Operations net operating revenues, net of inter‑segment eliminations, decreased by $142 million, or 3.7%, for the three months ended March 31, 2022 compared to the same period in 2021. These decreases were primarily due to the sale of the Miami Hospitals and lower patient volumes, partially offset by high patient acuity and negotiated commercial rate increases. Our Hospital Operations segment also recognized income from federal grants totaling $4 million during the three months ended March 31, 2022, which is not included in net operating revenues.

Ambulatory Care net operating revenues increased by $92 million, or 14.2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change was driven by an increase from acquisitions of $91 million, as well as an increase in same‑facility net operating revenues of $52 million due primarily to higher surgical patient volumes and negotiated commercial rate increases in the 2022 period. These increases were also partially offset by a decrease of $51 million due primarily to the sale of the Ambulatory Care segment’s urgent care centers and the transfer of its imaging centers to the Hospital Operations segment. Our Ambulatory Care segment also recognized income from federal grants totaling $2 million during the three months ended March 31, 2022, which is not included in net operating revenues.

Conifer’s net operating revenues increased by $14 million, or 4.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Conifer’s revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $21 million, or 11.2%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily due to contractual rate increases, new business expansion and the transition of the Miami Hospitals to third‑party clients.

The following table presents selected operating expenses of our three operating segments. Information for our Hospital Operations segment is presented on a same‑hospital basis, whereas information presented for our Ambulatory Care and Conifer segments is presented on a continuing operations basis.

	Three Months Ended March 31,		Increase (Decrease)
Selected Operating Expenses	2022	2021
Hospital Operations — Same-Hospital:
Salaries, wages and benefits	$1,812	$1,742	4.0%
Supplies	581	603	(3.6)%
Other operating expenses	761	843	(9.7)%
Total	$3,154	$3,188	(1.1)%
Ambulatory Care:
Salaries, wages and benefits	$194	$174	11.5%
Supplies	201	157	28.0%
Other operating expenses	105	103	1.9%
Total	$500	$434	15.2%
Conifer:
Salaries, wages and benefits	$168	$170	(1.2)%
Supplies	1	1	—%
Other operating expenses	63	53	18.9%
Total	$232	$224	3.6%
Rent/lease expense(1):
Hospital Operations	$68	$72	(5.6)%
Ambulatory Care	27	27	—%
Conifer	3	3	—%
Total	$98	$102	(3.9)%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT
Our operations are reported in three segments:

•Hospital Operations, which is comprised of acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices;

•Ambulatory Care, which is comprised of USPI’s ASCs and surgical hospitals; and

•Conifer, which provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients.

Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2022	2021
Number of hospitals (at end of period)	60	60	—	(1)
Total admissions	127,782	134,120	(4.7)%
Adjusted patient admissions(2)	227,933	231,273	(1.4)%
Paying admissions (excludes charity and uninsured)	121,797	127,005	(4.1)%
Charity and uninsured admissions	5,985	7,115	(15.9)%
Admissions through emergency department	97,684	100,847	(3.1)%
Paying admissions as a percentage of total admissions	95.3%	94.7%	0.6%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.7%	5.3%	(0.6)%	(1)
Emergency department admissions as a percentage of total admissions	76.4%	75.2%	1.2%	(1)
Surgeries — inpatient	32,908	34,096	(3.5)%
Surgeries — outpatient	51,258	50,275	2.0%
Total surgeries	84,166	84,371	(0.2)%
Patient days — total	705,623	731,525	(3.5)%
Adjusted patient days(2)	1,224,824	1,225,520	(0.1)%
Average length of stay (days)	5.52	5.45	1.3%
Licensed beds (at end of period)	15,395	15,403	(0.1)%
Average licensed beds	15,395	15,403	(0.1)%
Utilization of licensed beds(3)	50.9%	52.8%	(1.9)%	(1)

(1)	The change is the difference between the 2022 and 2021 amounts presented.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Outpatient Visits	2022	2021
Total visits	1,240,386	1,222,696	1.4%
Paying visits (excludes charity and uninsured)	1,165,718	1,147,511	1.6%
Charity and uninsured visits	74,668	75,185	(0.7)%
Emergency department visits	500,665	424,361	18.0%
Surgery visits	51,258	50,275	2.0%
Paying visits as a percentage of total visits	94.0%	93.9%	0.1%	(1)
Charity and uninsured visits as a percentage of total visits	6.0%	6.1%	(0.1)%	(1)

(1)	The change is the difference between the 2022 and 2021 amounts presented.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Revenues	2022	2021
Total segment net operating revenues(1)	$3,652	$3,561	2.6%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues(1)(2)	$3,478	$3,392	2.5%
Net patient service revenue per adjusted patient admission(1)(2)	$15,259	$14,667	4.0%
Net patient service revenue per adjusted patient day(1)(2)	$2,840	$2,768	2.6%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)(1)
Total Segment Selected Operating Expenses	2022	2021
Salaries, wages and benefits as a percentage of net operating revenues	49.6%	48.9%	0.7%
Supplies as a percentage of net operating revenues	15.9%	16.9%	(1.0)%
Other operating expenses as a percentage of net operating revenues	20.8%	23.7%	(2.9)%

(1)	The change is the difference between the 2022 and 2021 amounts presented.

Revenues
Same‑hospital net operating revenues increased $91 million, or 2.6%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to high patient acuity and negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income totaling $4 million and $24 million from federal, state and local grants in the three months ended March 31, 2022 and 2021, respectively, which is not included in net operating revenues. Same‑hospital admissions decreased 4.7% in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the impact of the Omicron variant in January and February 2022.

The following table presents the consolidated net accounts receivable by payer at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Medicare	$150	$155
Medicaid	50	47
Net cost report settlements receivable and valuation allowances	16	33
Managed care	1,751	1,602
Self-pay uninsured	18	21
Self-pay balance after insurance	69	70
Estimated future recoveries	139	137
Other payers	373	331
Total Hospital Operations	2,566	2,396
Ambulatory Care	350	374
Accounts receivable, net	$2,916	$2,770

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At March 31, 2022, our Hospital Operations segment collection rate on self‑pay accounts was approximately 27.2%. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at March 31, 2022, a 10% decrease or increase in our self‑pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which have been affected by the COVID‑19 pandemic, continuously change and can have an impact on collection trends and our estimation process.

We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 96.3% at March 31, 2022.

We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.550 billion and $2.363 billion at March 31, 2022 and December 31, 2021, respectively, excluding cost report settlements receivable and valuation allowances of $16 million and $33 million, respectively, at March 31, 2022 and December 31, 2021:

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At March 31, 2022:
0-60 days	91%	32%	56%	23%	50%
61-120 days	4%	29%	16%	14%	15%
121-180 days	2%	16%	10%	9%	10%
Over 180 days	3%	23%	18%	54%	25%
Total	100%	100%	100%	100%	100%

At December 31, 2021:
0-60 days	93%	35%	57%	22%	52%
61-120 days	4%	31%	18%	14%	16%
121-180 days	1%	14%	10%	9%	9%
Over 180 days	2%	20%	15%	55%	23%
Total	100%	100%	100%	100%	100%
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

At March 31, 2022, we had a cumulative total of patient account assignments to Conifer of $1.911 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

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

The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program at March 31, 2022 and December 31, 2021 by aging category:

	March 31, 2022	December 31, 2021
0-60 days	$75	$87
61-120 days	18	17
121-180 days	4	4
Over 180 days	9	7
Total	$106	$115

Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits increased $70 million, or 4%, in the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily attributable to increased contract labor and overtime costs, partially offset by our cost-efficiency measures, including the use of labor management tools as patient volumes fluctuate. Same‑hospital salaries, wages and benefits as a percentage of net operating revenues increased by 70 basis points to 49.6% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the factors described above. Salaries, wages and benefits expense for the three months ended March 31, 2022 and 2021 included stock‑based compensation expense of $12 million and $10 million, respectively.

Supplies
Same‑hospital supplies expense decreased $22 million, or 3.6%, in the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to our cost-efficiency measures, including those described below, and lower patient volumes, partially offset by the increased cost of certain supplies as a result of the COVID‑19 pandemic and growth in our higher‑acuity, supply‑intensive surgical services. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 100 basis points to 15.9% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to our continued focus on strategic cost-efficiency measures. We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements.

Other Operating Expenses, Net
Same‑hospital other operating expenses decreased by $82 million, or 9.7%, in the three months ended March 31, 2022 compared to the same period in 2021. The changes in other operating expenses included:

•a gain on the sale of several medical office buildings of $69 million; and

•decreased medical expenses of $11 million.

Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 290 basis points to 20.8% for the three months ended March 31, 2022 compared to 23.7% for the three months ended March 31, 2021, primarily due to the gain recognized on the sale of several medical office buildings during the 2022 period and our continued focus on cost-efficiency measures.

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

Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (167 of 428 facilities at March 31, 2022), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 261 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within net income available to noncontrolling interests.

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

Results of Operations
The following table summarizes certain statement of operations items for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
Ambulatory Care Results of Operations	2022	2021
Net operating revenues	$738	$646	14.2%
Grant income	$2	$7	(71.4)%
Equity in earnings of unconsolidated affiliates	$42	$38	10.5%
Salaries, wages and benefits	$194	$174	11.5%
Supplies	$201	$157	28.0%
Other operating expenses, net	$105	$103	1.9%

Revenues
Ambulatory Care net operating revenues increased by $92 million, or 14.2%, during the three months ended March 31, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $91 million, as well as an increase in same‑facility net operating revenues of $52 million due primarily to higher surgical patient volumes and negotiated commercial rate increases. These increases were also partially offset by a decrease of $51 million due primarily to the sale of the Ambulatory Care segment’s urgent care centers and the transfer of its imaging centers to the Hospital Operations segment. Our Ambulatory Care segment also recognized income from federal grants totaling $2 million and $7 million during the three months ended March 31, 2022 and 2021, respectively, which is not included in net operating revenues.

Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $20 million, or 11.5%, during the three months ended March 31, 2022 compared to the same period in 2021. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $26 million, as well as an increase in same‑facility salaries, wages and benefits expense of $17 million due primarily to higher surgical patient volumes. These increases were partially offset by a decrease of $23 million due primarily to the sale of the Ambulatory Care segment’s urgent care centers and the transfer of its imaging centers to the Hospital Operations segment. Salaries, wages and benefits expense for three months ended March 31, 2022 and 2021 included stock‑based compensation expense of $3 million in both periods.

Supplies
Supplies expense increased by $44 million, or 28.0%, during the three months ended March 31, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $32 million, as well as an increase in same‑facility supplies expense of $15 million due primarily to an increase in surgical patient volumes and higher pricing of certain supplies as a result of the COVID‑19 pandemic, partially offset by a decrease of $3 million due to the sale of the Ambulatory Care segment’s urgent care centers and the transfer of its imaging centers to the Hospital Operations segment.

Other Operating Expenses, Net
Other operating expenses increased by $2 million, or 1.9%, during the three months ended March 31, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $12 million, as well as an increase in same‑facility other operating expenses of $5 million, partially offset by a decrease of $15 million due to the sale of the Ambulatory Care segment’s urgent care centers and the transfer of its imaging centers to the Hospital Operations segment.

Facility Growth
The following table summarizes the year‑over‑year changes in our same‑facility revenue for the three‑month periods ended March 31, 2022 and 2021 on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities. While we do not record the revenues of unconsolidated facilities, we believe this information is important in understanding the financial performance of our Ambulatory Care segment because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates.

Ambulatory Care Facility Growth	Three Months Ended March 31, 2022
Net revenues	9.3%
Cases	8.0%
Net revenue per case	1.1%

Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not‑for‑profit health system partner. Accordingly, as of March 31, 2022, the majority of facilities in our Ambulatory Care segment are operated in this model.

The table below summarizes the amounts we paid to acquire various ownership interests in ambulatory care facilities in the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
Type of Ownership Interests Acquired	2022	2021
Controlling interests	$40	$24	$16
Equity investment in unconsolidated affiliates and consolidated facilities	9	1	8
Total	$49	$25	$24

The table below provides information about the ownership structure of the facilities our Ambulatory Care segment operated at March 31, 2022:

Ambulatory Care Facilities	March 31, 2022
Ownership Structure:
With a health system partner	198
Without a health system partner	230
Total facilities operated	428

The table below reflects changes in the number of ambulatory care facilities during the three months ended March 31, 2022:

Ambulatory Care Facilities	Three Months Ended March 31, 2022
Change from December 31, 2021:
Acquisitions	4
De novo	2
Dispositions/Mergers	(1)
Total increase in number of facilities operated	5

During the three months ended March 31, 2022, we acquired controlling interests in two ASCs located in Florida and one in New Hampshire. We paid cash totaling $31 million for these acquisitions, which are jointly owned with physicians. During the same period in 2022, we acquired a noncontrolling interest in an ASC located in New Jersey.

Also during the three months ended March 31, 2022, we acquired controlling interests in three previously unconsolidated SCD Centers, located in Florida, Pennsylvania and Texas, for $9 million. Following our acquisition of a controlling interest in the Texas ASC, we contributed our ownership interest in it to our subsidiary Texas Health Ventures Group, L.L.C.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2022, we invested approximately $9 million in such transactions.

Conifer Segment
Revenues
Our Conifer segment generated net operating revenues of $324 million and $310 million during the three months ended March 31, 2022 and 2021, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. The increase in Conifer’s net operating revenues was $14 million, or 4.5%. Conifer’s revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $21 million, or 11.2%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily attributable to contractual rate increases, new business expansion and the transition of the Miami Hospitals to third‑party clients in the 2022 period.

Salaries, Wages and Benefits
Salaries, wages and benefits expense for Conifer decreased $2 million, or 1.2%, in the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due cost-efficiency measures and lower incentive compensation in 2022. Salaries, wages and benefits expense included stock‑based compensation expense of $1 million in each of the three‑month periods ended March 31, 2022 and 2021.

Other Operating Expenses, Net
Other operating expenses for Conifer increased $10 million, or 18.9%, in the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily due to higher vendor fee and recruiting expenses in 2022.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended March 31,
	2022	2021
Consolidated:
Impairment charges	$1	$—
Restructuring charges	12	16
Acquisition-related costs	3	4
Total impairment and restructuring charges, and acquisition-related costs	$16	$20

By segment:
Hospital Operations	$12	$10
Ambulatory Care	3	4
Conifer	1	6
Total impairment and restructuring charges, and acquisition-related costs	$16	$20

During the three months ended March 31, 2022, restructuring charges consisted of $5 million of employee severance costs, $2 million related to the transition of various administrative functions to our GBC and $5 million of other restructuring costs. Acquisition‑related costs consisted of $3 million of transaction costs.

During the three months ended March 31, 2021, restructuring charges consisted of $4 million of employee severance costs, $6 million related to the transition of various administrative functions to our GBC and $6 million of other restructuring costs. Acquisition‑related costs consisted of $4 million of transaction costs.

Litigation and Investigation Costs
Litigation and investigation costs for the three months ended March 31, 2022 and 2021 were $20 million and $13 million, respectively.

Interest Expense
Interest expense for the three months ended March 31, 2022 was $227 million compared to $240 million for the same period in 2021.

Loss from Early Extinguishment of Debt
During the three months ended March 31, 2022, we incurred aggregate losses from the early extinguishment of debt of $43 million. These losses related to the redemption of our 2025 Senior Secured First Lien Notes in advance of their maturity date and the repurchase of $103 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes. The losses incurred from these transactions primarily related to the difference between the purchase prices and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

Loss from early extinguishment of debt was $23 million for the three months ended March 31, 2021 and related to the retirement of our 7.000% senior unsecured notes due 2025 in advance of their maturity date.

Income Tax Expense
During the three months ended March 31, 2022, we recorded income tax expense of $99 million in continuing operations on pre-tax income of $378 million compared to $45 million on pre-tax income of $267 million during the prior‑year period. During the three months ended March 31, 2022, we recorded income tax expense of $32 million to increase the valuation allowance for interest expense carryforwards due to a change in the business interest expense disallowance rules in 2022.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended March 31,
	2022	2021
Tax expense at statutory federal rate of 21%	$79	$56
State income taxes, net of federal income tax benefit	14	13
Tax benefit attributable to noncontrolling interests	(29)	(25)
Stock-based compensation tax benefit	(2)	(1)
Changes in valuation allowance	32	—
Other items	5	2
Income tax expense	$99	$45

Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $140 million for the three months ended March 31, 2022 compared to $125 million for the three months ended March 31, 2021. Net income available to noncontrolling interests for the 2022 period was comprised of $99 million related to our Ambulatory Care segment, $25 million related to our Hospital Operations segment, which was substantially due to our Alabama joint venture partner’s share of the $69 million gain from the sale of several medical office buildings, and $16 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $4 million related to the minority interests in USPI.

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

The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net income available to Tenet Healthcare Corporation common shareholders	$140	$97
Less: Net income available to noncontrolling interests	(140)	(125)
Income from discontinued operations, net of tax	1	—
Income from continuing operations	279	222
Income tax expense	(99)	(45)
Loss from early extinguishment of debt	(43)	(23)
Other non-operating income, net	—	10
Interest expense	(227)	(240)
Operating income	648	520
Litigation and investigation costs	(20)	(13)
Net losses on sales, consolidation and deconsolidation of facilities	(1)	—
Impairment and restructuring charges, and acquisition-related costs	(16)	(20)
Depreciation and amortization	(203)	(224)
Adjusted EBITDA	$888	$777

Net operating revenues	$4,745	$4,781

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	3.0%	2.0%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	18.7%	16.3%

LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
Scheduled Contractual Obligations
There have been no material changes to our obligations to make future cash payments under scheduled contractual obligations, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the matters described below and the additional lease obligations and the long‑term debt transactions disclosed in Notes 1 and 6, respectively, to our accompanying Condensed Consolidated Financial Statements.

At March 31, 2022, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.74x, or 3.93x if adjusted to include outstanding obligations arising from cash advances received from Medicare pursuant to COVID‑19 relief legislation. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. In the year ending December 31, 2023 and beyond, we may also consider share repurchases depending on market conditions and other investment opportunities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of this report.

Interest payments, net of capitalized interest, were $166 million and $190 million in the three months ended March 31, 2022 and 2021, respectively.

Other Contractual Obligations
Baylor Put/Call Agreement—As previously discussed in our Annual Report, we have a put/call agreement with Baylor University Medical Center (“Baylor”) with respect to Baylor’s 5% ownership in USPI. Each year starting in 2021, Baylor may put up to one‑third of its total shares in USPI (the “Baylor Shares”) by delivering notice by the end of January of such year. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares it could have put that year. We have the ability to choose whether to settle the purchase price for the Baylor put/call, which is mutually agreed‑upon fair market value, in cash or shares of our common stock.

Baylor did not deliver a put notice to us in January 2021 or 2022. In each of February 2021 and 2022, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares for that year (now 66.6% in total). We are continuing to negotiate the terms of those purchases. We expect that the estimated payment to repurchase the shares called in February 2021 and 2022 will be at least $250 million in the aggregate based on an increase in the estimated fair value of USPI.

Investment in the SCD Centers—USPI continues to make offers in an ongoing process to acquire a portion of the equity interests in certain of the SCD Centers from the physician owners for consideration of up to approximately $250 million. During the three months ended March 31, 2022, we made aggregate payments of $9 million to acquire controlling interests in three SCD Centers. We cannot reasonably predict how many additional physician owners will accept our offers to acquire a portion of their equity, nor the timing or amount of any remaining payments. We expect to fund these payments using cash on hand.

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $247 million of standby letters of credit outstanding and guarantees at March 31, 2022.

Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings or hospitals, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $155 million and $121 million in the three months ended March 31, 2022 and 2021, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2022 will total approximately $725 million to $775 million, including $95 million that was accrued as a liability at December 31, 2021.

Income tax payments, net of tax refunds, were $8 million in the three months ended March 31, 2022 compared to $2 million in the three months ended March 31, 2021.

SOURCES AND USES OF CASH
Our liquidity for the three months ended March 31, 2022 was primarily derived from net cash provided by operating activities and cash on hand. During the three months ended March 31, 2022, we also received supplemental funds from federal grants provided under COVID‑19 relief legislation. We had $1.405 billion of cash and cash equivalents on hand at March 31, 2022 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.500 billion based on our borrowing base calculation at March 31, 2022.

When operating under normal conditions, our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.

Net cash provided by operating activities was $228 million in the three months ended March 31, 2022 compared to $534 million in the three months ended March 31, 2021. Key factors contributing to the change between the 2022 and 2021 periods include the following:

•$194 million of Medicare advances recouped in the three months ended March 31, 2022 compared to no amounts recouped during the same period in 2021;

•$5 million of cash received from grants in the three months ended March 31, 2022 compared to $31 million received in the three months ended March 31, 2021;

•Decreased cash receipts of $12 million related to supplemental Medicaid programs in California and Texas; and

•The timing of other working capital items.

We used net cash of $60 million and $145 million in investing activities during the three months ended March 31, 2022 and 2021, respectively. The decrease in cash used of $85 million between the 2022 and 2021 periods was attributable to an increase of $135 million in proceeds from the sale of facilities and other assets, primarily related to the sale of several medical office buildings in 2022. This was partially offset by higher capital expenditures of $34 million and an increase of $15 million in cash used for purchases of businesses or joint venture interests in the three months ended March 31, 2022 compared to the same period in 2021.

Net cash used in financing activities was $1.127 billion for the three months ended March 31, 2022 compared to $694 million for the three months ended March 31, 2021. Financing activity in the 2022 period included payments of $879 million to reduce our long-term debt, including $730 million paid to redeem all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes and $107 million paid to repurchase $103 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes. In addition, we paid total distributions to noncontrolling interest holders of $135 million, funds held for USPI’s unconsolidated affiliates for which we provide cash management services decreased by $80 million and we made payments of $27 million related to our stock‑based compensation plans. Net cash used in financing activities during the three months ended March 31, 2021 included payments of $541 million to reduce our long-term debt, including a payment of $495 million to retire our 7.000% senior unsecured notes due 2025, and distributions to noncontrolling interest holders of $119 million.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At March 31, 2022, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. In March 2022, we amended the revolving credit facility to, among other things, (i) decrease the previous maximum aggregate revolving credit commitments from $1.900 billion to $1.500 billion, subject to borrowing availability, (ii) extend the scheduled maturity date from September 2024 to March 2027, and (iii) replace the London Interbank Offered Rate (LIBOR) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate. At March 31, 2022, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at March 31, 2022. At March 31, 2022, we were in compliance with all covenants and conditions in our Credit Agreement.

Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. The scheduled maturity date of the LC Facility is September 12, 2024. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At March 31, 2022, we were in compliance with all covenants and conditions in the LC Facility, and we had $138 million of standby letters of credit outstanding thereunder.

Senior Unsecured Notes and Senior Secured Notes—On February 23, 2022, we redeemed all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes in advance of their maturity date. We paid $730 million from cash on hand to redeem the notes. In connection with the redemption, we recorded a loss from early extinguishment of debt of $38 million in the three months ended March 31, 2022, primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

In addition, in March 2022, we repurchased $103 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes through a series of open‑market transactions. We paid $107 million from cash on hand to complete these transactions. In connection with the repurchases, we recorded a loss from early extinguishment of debt of $5 million in the three months ended March 31, 2022, primarily related to the difference between the purchase prices and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

For additional information regarding our long-term debt, see Note 6 to the accompanying Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.

LIQUIDITY
We continue to experience negative impacts of the COVID‑19 pandemic on our business in varying degrees. During January and February 2022, we were affected by a significant acceleration in COVID‑19 cases associated with the Omicron variant. Future variants could similarly emerge and cause surges in COVID‑19 cases, which may adversely impact the local economies of areas we serve. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

We have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and changes in our service mix and revenue mix. These actions included the sale and redemption of various senior unsecured notes and senior secured notes, which eliminated any significant debt maturities until June 2023 and will reduce our future annual cash interest expense payments. In addition, we have continued cost-efficiency measures, as well as necessary cost reductions, to substantially offset incremental costs, including temporary staffing and premium pay, as well as higher supply costs for PPE. We have also sought to compensate for the COVID‑19 pandemic’s disruption of our patient volumes and service mix by growing our services for which demand has been more resilient, including our higher‑acuity service lines. While the length of time that will be required for our patient volumes and mix to return to pre-pandemic levels is unknown, especially demand for lower‑acuity services, we believe demand for our higher‑acuity service lines will continue to grow. We believe these actions, together with government relief packages, supported our ability to provide essential patient services during the initial uncertainty caused by the COVID‑19 pandemic and continue to do so.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at March 31, 2022. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value

	(Dollars in Millions)
Fixed rate long-term debt	$102	$1,894	$1,455	$46	$2,120	$9,371	$14,988	$14,876
Average effective interest rates	4.1%	6.6%	4.6%	5.7%	4.9%	5.4%	5.4%

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

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2022 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) based on information currently known to us and recent developments since the filing of the Annual Report.

A cybersecurity incident we recently experienced could result in negative impacts on our business.
In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information. During this time, our hospitals remained operational and continued to deliver patient care safely and effectively, utilizing well‑established back‑up processes. We immediately suspended user access to impacted information technology applications, executed extensive cybersecurity protection protocols, and took steps to restrict further unauthorized activity. Promptly after the incident, we began to restore impacted information technology operations and launched an investigation of the incident, which investigation is ongoing, to determine, among other things, the full extent of the company and patient information involved. We are also continuing the process of fully restoring impacted information technology operations. As with any cybersecurity incident, system interruption or unavailability of our information systems or of third-party systems with access to our data, this cybersecurity incident could result in: the unauthorized disclosure, misuse, loss or corruption of such data; interruptions and delays in our normal business operations (including the collection of revenues); patient harm; potential liability under privacy, security, consumer protection or other applicable laws; significant recovery costs or regulatory penalties; and negative publicity and damage to our reputation. Any of these could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS
    Unless otherwise indicated, the following exhibits are filed with this report:

(10)	Material Contracts

(a)
Amendment No. 7, dated as of March 16, 2022, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 17, 2022)

(b) Amendment No. 1 to Amended and Restated Employment Agreement between the Registrant and Ronald A. Rittenmeyer, effective as of February 25, 2022*

(c)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case to Saumya Sutaria, M.D. after 2021 under the Tenet Healthcare 2019 Stock Incentive Plan*

(d)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case to Ronald A. Rittenmeyer after 2021 under the Tenet Healthcare 2019 Stock Incentive Plan*

(e)
Forms of Award used to evidence (i) grants of time-based restricted stock units to executives and (ii) grants of performance-based restricted stock units to executives, in each case after 2021 under the Tenet Healthcare 2019 Stock Incentive Plan*

(f) Amendment to Retirement Agreement and General Release by and among the Registrant, Tenet Business Services Corporation and Audrey Andrews, dated April 15, 2022*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 29, 2022	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)