Form 10-Q
period 2022-06-30
TENET HEALTHCARE CORP
filed 2022-07-29
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐ No ☒
At July 22, 2022, there were 107,888,705 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,351	$2,364
Accounts receivable	2,840	2,770
Inventories of supplies, at cost	387	384
Income tax receivable	18	—
Other current assets	1,468	1,557
Total current assets	6,064	7,075
Investments and other assets	3,297	3,254
Deferred income taxes	60	65
Property and equipment, at cost, less accumulated depreciation and amortization ($6,172 at June 30, 2022 and $5,960 at December 31, 2021)	6,259	6,427
Goodwill	9,479	9,261
Other intangible assets, at cost, less accumulated amortization ($1,389 at June 30, 2022 and $1,374 at December 31, 2021)	1,462	1,497
Total assets	$26,621	$27,579
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$125	$135
Accounts payable	1,083	1,300
Accrued compensation and benefits	811	896
Professional and general liability reserves	272	254
Accrued interest payable	221	203
Contract liabilities	474	959
Other current liabilities	1,382	1,362
Total current liabilities	4,368	5,109
Long-term debt, net of current portion	14,947	15,511
Professional and general liability reserves	789	791
Defined benefit plan obligations	407	421
Deferred income taxes	161	36
Contract liabilities – long-term	14	15
Other long-term liabilities	1,824	1,439
Total liabilities	22,510	23,322
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,997	2,203
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 156,160,385 shares issued at June 30, 2022 and 155,520,691 shares issued at December 31, 2021	8	8
Additional paid-in capital	4,756	4,877
Accumulated other comprehensive loss	(231)	(233)
Accumulated deficit	(1,036)	(1,214)
Common stock in treasury, at cost, 48,330,239 shares at June 30, 2022 and 48,331,649 shares at December 31, 2021	(2,410)	(2,410)
Total shareholders’ equity	1,087	1,028
Noncontrolling interests	1,027	1,026
Total equity	2,114	2,054
Total liabilities and equity	$26,621	$27,579

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net operating revenues	$4,638	$4,954	$9,383	$9,735
Grant income	94	19	100	50
Equity in earnings of unconsolidated affiliates	54	54	100	96
Operating expenses:
Salaries, wages and benefits	2,126	2,280	4,308	4,481
Supplies	811	859	1,596	1,663
Other operating expenses, net	1,006	1,054	1,948	2,126
Depreciation and amortization	216	221	419	445
Impairment and restructuring charges, and acquisition-related costs	57	20	73	40
Litigation and investigation costs	18	22	38	35
Net gains on sales, consolidation and deconsolidation of facilities	(1)	(15)	—	(15)
Operating income	553	586	1,201	1,106
Interest expense	(222)	(235)	(449)	(475)
Other non-operating income (expense), net	—	(1)	—	9
Loss from early extinguishment of debt	(66)	(31)	(109)	(54)
Income from continuing operations, before income taxes	265	319	643	586
Income tax expense	(86)	(61)	(185)	(106)
Income from continuing operations, before discontinued operations	179	258	458	480
Discontinued operations:
Income (loss) from operations	—	(1)	1	(1)
Income (loss) from discontinued operations	—	(1)	1	(1)
Net income	179	257	459	479
Less: Net income available to noncontrolling interests	141	138	281	263
Net income available to Tenet Healthcare Corporation common shareholders	$38	$119	$178	$216
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$38	$120	$177	$217
Income (loss) from discontinued operations, net of tax	—	(1)	1	(1)
Net income available to Tenet Healthcare Corporation common shareholders	$38	$119	$178	$216
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.35	$1.12	$1.64	$2.04
Discontinued operations	—	(0.01)	0.01	(0.01)
	$0.35	$1.11	$1.65	$2.03
Diluted
Continuing operations	$0.35	$1.11	$1.63	$2.00
Discontinued operations	—	(0.01)	0.01	(0.01)
	$0.35	$1.10	$1.64	$1.99
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	107,790	106,822	107,636	106,566
Diluted	108,750	108,569	114,054	108,317

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$179	$257	$459	$479
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income (expense), net	3	3	5	6
Unrealized losses on debt securities held as available-for-sale	(1)	—	(3)	—
Foreign currency translation adjustments	1	—	1	—
Other comprehensive income before income taxes	3	3	3	6
Income tax benefit (expense) related to items of other comprehensive income	(1)	2	(1)	(2)
Total other comprehensive income, net of tax	2	5	2	4
Comprehensive net income	181	262	461	483
Less: Comprehensive income available to noncontrolling interests	141	138	281	263
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$40	$124	$180	$220

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Net income	$459	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	445
Deferred income tax expense	132	48
Stock-based compensation expense	34	30
Impairment and restructuring charges, and acquisition-related costs	73	40
Litigation and investigation costs	38	35
Net gains on sales, consolidation and deconsolidation of facilities	—	(15)
Loss from early extinguishment of debt	109	54
Equity in earnings of unconsolidated affiliates, net of distributions received	18	10
Amortization of debt discount and debt issuance costs	15	17
Pre-tax loss (income) from discontinued operations	(1)	1
Other items, net	(59)	(22)
Changes in cash from operating assets and liabilities:
Accounts receivable	(74)	(101)
Inventories and other current assets	173	56
Income taxes	(86)	25
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(764)	(232)
Other long-term liabilities	(41)	(6)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(98)	(85)
Net cash provided by operating activities	347	779
Cash flows from investing activities:
Purchases of property and equipment	(307)	(243)
Purchases of businesses or joint venture interests, net of cash acquired	(66)	(64)
Proceeds from sales of facilities and other assets	209	124
Proceeds from sales of marketable securities, long-term investments and other assets	9	18
Purchases of marketable securities and equity investments	(41)	(19)
Other items, net	(4)	(11)
Net cash used in investing activities	(200)	(195)
Cash flows from financing activities:
Repayments of borrowings	(2,744)	(2,012)
Proceeds from borrowings	2,013	1,409
Debt issuance costs	(24)	(15)
Distributions paid to noncontrolling interests	(310)	(212)
Proceeds from the sale of noncontrolling interests	9	12
Purchases of noncontrolling interests	(29)	(5)
Medicare advances and grants received by unconsolidated affiliates, net of recoupment	—	6
Other items, net	(75)	(19)
Net cash used in financing activities	(1,160)	(836)
Net decrease in cash and cash equivalents	(1,013)	(252)
Cash and cash equivalents at beginning of period	2,364	2,446
Cash and cash equivalents at end of period	$1,351	$2,194
Supplemental disclosures:
Interest paid, net of capitalized interest	$(416)	$(486)
Income tax payments, net	$(140)	$(34)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our care delivery network includes our subsidiary USPI Holding Company, Inc. (“USPI”), which operated or had indirect ownership interests in 410 ambulatory surgery centers and 24 surgical hospitals at June 30, 2022. We hold noncontrolling interests in 165 of these facilities, which are recorded using the equity method of accounting. We also operated 60 acute care and specialty hospitals, 110 other outpatient facilities, a network of employed physicians and a Global Business Center (“GBC”) in Manila, Philippines at June 30, 2022. In addition, we operate Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, through our Conifer Holdings, Inc. subsidiary (“Conifer”)

Effective June 30, 2022, we purchased all of the shares previously held by Baylor University Medical Center (“Baylor”) in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 13 for additional information about this transaction.

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of USPI, which holds indirect ownership interests in ambulatory surgery centers and surgical hospitals. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

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

Effective January 1, 2022, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”) using the modified retrospective method. Among other amendments, ASU 2020-06 changed the accounting for diluted earnings‑per‑share for convertible instruments and contracts that may be settled in cash or stock. ASU 2020-06 eliminated an entity’s ability to rebut the presumption of share settlement for convertible instruments and contracts that can be partially or fully settled in cash at the issuer’s election. Additionally, ASU 2020-06 requires that the if‑converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. As a result of our adoption of ASU 2020-06, diluted weighted average shares outstanding increased by five million shares for the six months ended June 30, 2022. However, because there were also adjustments to net income under the if-converted method, the increase in diluted shares did not result in any change in the reported diluted earnings per share available to Tenet common shareholders for the six-month period.

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. The financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from the amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three and six‑month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID‑19 pandemic on our operations, business, financial condition and cash flows; the impact of the demand for, and availability of, qualified medical personnel on compensation costs; the impact of cybersecurity incidents on our operations; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and other weather‑related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our ambulatory surgery centers, hospitals and other healthcare facilities include, but are not limited to: changes in federal, state and local healthcare and business regulations, including mandated closures and other operating restrictions; changes in general economic conditions nationally and regionally, including inflation and the impacts of the COVID-19 pandemic and other factors on business conditions, the economy and financial markets; the number of uninsured and underinsured individuals in local communities treated at our facilities; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year‑to‑year comparisons as well.

COVID‑19 Pandemic
The COVID‑19 pandemic has impacted all three segments of our business, as well as our patients, communities and employees, in varying degrees since March 2020. Throughout this time, federal, state and local authorities have undertaken several actions designed to assist healthcare providers in providing care to COVID‑19 and other patients and to mitigate the adverse economic impact of the COVID‑19 pandemic. Among other things, federal legislation (collectively, the “COVID Acts”) authorized aggregate grant payments of $178 billion to be distributed through the Public Health and Social Services Emergency Fund (“PRF”) to healthcare providers who experienced lost revenues and increased expenses as a result of the pandemic. The COVID Acts also revised the Medicare accelerated payment program (“MAPP”) and permitted employers to defer payroll Social Security tax payments in 2020. Our participation in these programs and the related accounting policies are summarized below.

Grant Income–As detailed in the table below, we received cash payments from the PRF and state and local grant programs during the three and six months ended June 30, 2022 and 2021. Grant funds received by our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate are included in cash flows from operating activities in our condensed consolidated statements of cash flows. Grant funds received by unconsolidated affiliates for which we provide cash management services (“Cash‑Managed Affiliates”) are included in cash flows from financing activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Grant funds received from COVID-19 relief programs:
Included in cash flows from operating activities:
Hospital Operations	$97	$5	$101	$27
Ambulatory Care	2	—	3	9
	$99	$5	$104	$36

Included in cash flows from financing activities:
Cash‑Managed Affiliates	$—	$(1)	$—	$27

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

We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. The estimates we use to recognize grant income could change materially in the future based on our operating performance or fluctuations in the severity of COVID‑19 outbreaks at individual locations, as well as the government’s grant compliance guidance. The table below summarizes grant income recognized by our Hospital Operations and Ambulatory Care segments, which is presented in grant income, and grant income recognized through our unconsolidated affiliates, which is presented in equity in earnings of unconsolidated affiliates, in each case in our condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Grant income recognized from COVID-19 relief programs:
Included in grant income:
Hospital Operations	$92	$4	$96	$28
Ambulatory Care	2	15	4	22
	$94	$19	$100	$50

Included in equity in earnings of unconsolidated affiliates:
Unconsolidated affiliates	$—	$5	$—	$11

At June 30, 2022 and December 31, 2021, we had remaining deferred grant payment balances of $8 million and $5 million, respectively, which amounts were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for those periods.

Medicare Accelerated Payment Program (MAPP)–In certain circumstances, when a healthcare facility is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the MAPP. The COVID Acts revised the MAPP to disburse payments to healthcare providers more quickly. Recipients may retain the accelerated payments for one year from the date of receipt before recoupment commences, which is effectuated by a 25% offset of claims payments for 11 months, followed by a 50% offset for the succeeding six months. At the end of the 29‑month period, interest on the unrecouped balance will be assessed at 4.00% per annum. The initial 11‑month recoupment period began in April 2021. Our Hospital Operations and Ambulatory Care segments did not receive any additional advance payments from the MAPP during the six months ended June 30, 2022 or 2021.

The table below summarizes MAPP advances from prior periods recouped during the three and six months ended June 30, 2022 and 2021. Advances to our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate were recouped through a reduction of their respective Medicare claims payments and are presented in cash flows from operating activities in our condensed consolidated statements of cash flows. Advances to our Cash‑Managed Affiliates were recouped through a reduction of those affiliates’ Medicare claims payments and are presented in cash flows from financing activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
MAPP advances recouped:
Included in cash flows from operating activities:
Hospital Operations	$279	$141	$473	$141
Ambulatory Care	2	11	2	11
	$281	$152	$475	$152

Included in cash flows from financing activities:
Cash‑Managed Affiliates	$—	$12	$—	$12

In the accompanying Condensed Consolidated Balance Sheets, advances totaling $405 million and $880 million were included in contract liabilities at June 30, 2022 and December 31, 2021, respectively.

Deferral of Employment Tax Payments–The COVID Acts permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We paid the first half of the Social Security taxes we deferred in 2020 in December 2021. At both June 30, 2022 and December 31, 2021, deferred Social Security tax payments totaling $128 million were included in accrued compensation and benefits in the accompanying Condensed Consolidated Balance Sheets.

Leases
During the six months ended June 30, 2022, we sold several medical office buildings held in our Hospital Operations segment for net cash proceeds of $147 million and concurrently entered into operating lease agreements to continue use of the facilities. We recognized a gain of $69 million from the sale of these buildings, presented in other operating expenses, net in the accompanying Condensed Consolidated Statement of Operations, and we recognized right-of-use assets and lease-related obligations of $109 million related to the leases, in each case in the six months ended June 30, 2022.

During the six months ended June 30, 2022 and 2021, we recorded right‑of‑use assets related to non‑cancellable finance leases of $29 million and $40 million, respectively, and related to non‑cancellable operating leases of $227 million and $96 million, respectively.

Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $1.351 billion and $2.364 billion at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, our book overdrafts were $145 million and $226 million, respectively, which were classified as accounts payable. At June 30, 2022 and December 31, 2021, $165 million and $188 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.

Also at June 30, 2022 and December 31, 2021, we had $72 million and $95 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $58 million and $88 million, respectively, were included in accounts payable.

In June 2022, we acquired all of Baylor’s 5% voting ownership interest in USPI. We paid $11 million from cash on hand and recognized a liability of $377 million, the present value of the liability, for the remainder of the purchase price. We recorded reductions in redeemable noncontrolling interest of $365 million for the carrying value of Baylor’s ownership interest and $23 million to additional paid-in capital for the difference between the carrying value and present value of the purchase price for the shares. This has been reflected as noncash financing activity in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022. See Note 13 for additional information about this transaction.

Other Intangible Assets
The following tables provide information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At June 30, 2022:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,751	$(1,174)	$577
Contracts	295	(138)	157
Other	94	(77)	17
Total other intangible assets with finite lives	2,140	(1,389)	751

Other intangible assets with indefinite useful lives:
Trade names	102	—	102
Contracts	603	—	603
Other	6	—	6
Total other intangible assets with indefinite lives	711	—	711
Total other intangible assets	$2,851	$(1,389)	$1,462

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2021:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,770	$(1,165)	$605
Contracts	295	(128)	167
Other	95	(81)	14
Total other intangible assets with finite lives	2,160	(1,374)	786

Other intangible assets with indefinite useful lives:
Trade names	102	—	102
Contracts	602	—	602
Other	7	—	7
Total other intangible assets with indefinite lives	711	—	711
Total other intangible assets	$2,871	$(1,374)	$1,497

Estimated future amortization of intangibles with finite useful lives at June 30, 2022 was as follows:

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2022	2023	2024	2025	2026
Amortization of intangible assets	$751	$83	$123	$120	$100	$81	$244

We recognized amortization expense of $92 million and $95 million in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021, respectively.

Other Current Assets
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

	June 30, 2022	December 31, 2021
Prepaid expenses	$349	$252
Contract assets	187	199
Receivables from government programs	446	627
Guarantees	99	104
Non-patient receivables	329	321
Other	58	54
Total other current assets	$1,468	$1,557

Investments in Unconsolidated Affiliates
We control 269 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (165 of 434 at June 30, 2022), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. No grant income was recognized during the three and six months ended June 30, 2022 by our unconsolidated affiliates. Equity in earnings of unconsolidated affiliates included $5 million and $11 million of grant income for the three and six months ended June 30, 2021, respectively.

Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts below include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net operating revenues	$794	$711	$1,563	$1,345
Net income	$193	$197	$362	$362
Net income available to the investees	$109	$115	$207	$217

NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	June 30, 2022	December 31, 2021
Patient accounts receivable	$2,650	$2,600
Estimated future recoveries	141	137
Net cost reports and settlements receivable and valuation allowances	49	33
	$2,840	$2,770

We participate in various provider fee programs, which help reduce the amount of uncompensated care from indigent patients and those paying with Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program:

	June 30, 2022	December 31, 2021
Assets:
Other current assets	$289	$370
Investments and other assets	$237	$213

Liabilities:
Other current liabilities	$121	$123
Other long-term liabilities	$74	$60

The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Estimated costs for:
Uninsured patients	$136	$158	$258	$326
Charity care patients	19	29	40	49
Total	$155	$187	$298	$375

NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. Approximately 91% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

As discussed in Note 1, our Hospital Operations segment received advance payments from the MAPP following its expansion under the COVID Acts during the year ended December 31, 2020; however, no additional advances were received during the six months ended June 30, 2022 and 2021. The remaining advance payments were recorded as contract liabilities in the accompanying Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021.

The opening and closing balances of contract assets and contract liabilities for our Hospital Operations segment were as follows:

	Contract Assets	Contract Liabilities – Current Advances from Medicare	Contract Liabilities – Long-Term Advances from Medicare
December 31, 2021	$181	$876	$—
June 30, 2022	172	403	—
Decrease	$(9)	$(473)	$—

December 31, 2020	$208	$510	$819
June 30, 2021	170	891	301
Increase (decrease)	$(38)	$381	$(518)

During the six months ended June 30, 2022 and 2021, $473 million and $141 million, respectively, of Medicare advance payments included in the opening contract liabilities balance for our Hospital Operations segment were recouped through a reduction of our Medicare claims payments.

Ambulatory Care Segment
Our Ambulatory Care segment also received advance payments from the expanded MAPP during the year ended December 31, 2020; however, no additional advances were received during the six months ended June 30, 2022 and 2021.

The opening and closing balances of contract liabilities for our Ambulatory Care segment were as follows:

	Contract Liabilities – Current Advances from Medicare	Contract Liabilities – Long-Term Advances from Medicare
December 31, 2021	$4	$—
June 30, 2022	2	—
Decrease	$(2)	$—

December 31, 2020	$93	$83
June 30, 2021	106	34
Increase (decrease)	$13	$(49)

During the six months ended June 30, 2022 and 2021, $2 million and $11 million, respectively, of Medicare advance payments included in the opening contract liabilities balance for our Ambulatory Care segment were recouped through a reduction of Medicare claims payments. Additionally, $12 million of Medicare advance payments received by our Cash‑Managed Affiliates and included in the opening contract liabilities balance were recouped in the same manner during the six months ended June 30, 2021. No amounts were recouped from our Cash‑Managed Affiliates during the six months ended June 30, 2022.

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

The opening and closing balances of Conifer’s receivables, contract assets and contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2021	$28	$18	$79	$15
June 30, 2022	24	15	69	14
Decrease	$(4)	$(3)	$(10)	$(1)

December 31, 2020	$56	$20	$56	$16
June 30, 2021	59	15	58	16
Increase (decrease)	$3	$(5)	$2	$—

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

In both of the six months ended June 30, 2022 and 2021, Conifer recognized $55 million of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the services period.

Contract Costs
During both of the three months ended June 30, 2022 and 2021, we recognized amortization expense related to deferred contract setup costs of $1 million. During both of the six months ended June 30, 2022 and 2021, we recognized amortization expense related to deferred contract setup costs of $2 million. At June 30, 2022 and December 31, 2021, the unamortized client contract costs were $24 million and $23 million, respectively, and were presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE
In April 2022, we completed the sale of one of our micro‑hospitals located in Arizona and held by our Hospital Operations segment. We recognized a gain from this sale of $1 million during the three months ended June 30, 2022, which was included in net gains on sales, consolidation and deconsolidation of facilities in the accompanying Condensed Consolidated Statement of Operations.

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

The table below provides information on significant components of our business that have been recently disposed of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Significant disposals:
Income from continuing operations, before income taxes:
Miami-area hospitals and certain related operations	$4	$16	$8	$29

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

At June 30, 2022, our continuing operations consisted of three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

During the six months ended June 30, 2022, we recorded impairment and restructuring charges and acquisition‑related costs of $73 million, primarily consisting of $61 million of restructuring charges, $6 million of impairment charges and $6 million of acquisition‑related costs. Restructuring charges consisted of $21 million of employee severance costs, $5 million related to the transition of various administrative functions to our GBC, $22 million of contract and lease termination fees, and $13 million of other restructuring costs. Impairment charges for the six months ended June 30, 2022 were comprised of $2 million from each of our Hospital Operations, Ambulatory Care and Conifer segments. Acquisition‑related costs consisted of $6 million of transaction costs.

During the six months ended June 30, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $40 million, consisting of $34 million of restructuring charges, $1 million of impairment charges and $5 million of acquisition‑related costs. Restructuring charges consisted of $10 million of employee severance costs, $12 million related to the transition of various administrative functions to our GBC and $12 million of other restructuring costs. Impairment charges for the six months ended June 30, 2021 were comprised of $1 million from our Ambulatory Care segment. Acquisition‑related costs consisted of $5 million of transaction costs.

NOTE 6. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Senior unsecured notes:
6.750% due 2023	$—	$1,872
6.125% due 2028	2,500	2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	770	770
4.625% due 2024	600	600
7.500% due 2025	—	700
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	—
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	433	443
Unamortized issue costs and note discounts	(143)	(151)
Total long-term debt	15,072	15,646
Less current portion	125	135
Long-term debt, net of current portion	$14,947	$15,511

Senior Unsecured Notes and Senior Secured Notes
On June 15, 2022, we issued $2.000 billion aggregate principal amount of 6.125% senior secured first lien notes, which will mature on June 15, 2030 (the “2030 Senior Secured First Lien Notes”). We will pay interest on the 2030 Senior Secured First Lien Notes semi‑annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2022. As further discussed below, we used a portion of the issuance proceeds from the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the redemption of our 6.750% senior unsecured notes due 2023 (the “2023 Senior Unsecured Notes”).

Through a series of open‑market transactions during the six months ended June 30, 2022, we repurchased $124 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes using cash on hand. Following the issuance of our 2030 Senior Secured First Lien Notes, we used a portion of the proceeds to redeem the then-remaining $1.748 billion aggregate principal outstanding of the 2023 Senior Unsecured Notes in advance of their maturity date. In total, we paid $1.933 billion during the six months ended June 30, 2022 to retire all $1.872 billion aggregate principal amount outstanding of our 2023 Senior Unsecured Notes, and we recorded aggregate losses from early extinguishment of debt of $71 million, primarily related to the difference between the purchase prices and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

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

Credit Agreement
We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended to date, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. In March 2022, we further amended our Credit Agreement to, among other things, (i) decrease the aggregate revolving credit commitments from the previous Increased Commitments to aggregate revolving credit commitments not to exceed $1.500 billion, subject to borrowing availability, (ii) extend the scheduled maturity date to March 16, 2027, and (iii) replace the London Interbank Offered Rate (LIBOR) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate. At June 30, 2022, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the revolving credit facility at June 30, 2022.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At June 30, 2022, we had $127 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES
At June 30, 2022, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $111 million. We had a total liability of $99 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2022.

At June 30, 2022, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $113 million. Of the total, $22 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in the accompanying Condensed Consolidated Balance Sheet at June 30, 2022.

NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021 include $34 million and $30 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2021	520,998	$23.90
Exercised	(60,051)	$28.26
Outstanding at June 30, 2022	460,947	$23.33	$13	5.6 years

There were 60,051 and 293,581 stock options exercised during the six months ended June 30, 2022 and 2021, respectively, with aggregate intrinsic values of $4 million and $10 million, respectively. All outstanding options were vested and exercisable at June 30, 2022. We did not grant any stock options during the six months ended June 30, 2022 or 2021.

The following table summarizes information about our outstanding stock options at June 30, 2022:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$18.99 to $20.609	293,796	5.1 years	$19.75
$20.61 to $35.430	167,151	6.5 years	$29.62
	460,947	5.6 years	$23.33

Restricted Stock Units
The following table summarizes activity with respect to restricted stock units (“RSUs”) during the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	2,171,202	$40.51
Granted	633,880	$81.25
Vested	(814,507)	$30.81
Forfeited	(46,064)	$51.61
Unvested at June 30, 2022	1,944,511	$63.21

In the six months ended June 30, 2022, we granted an aggregate of 633,880 RSUs. Of these, 237,381 will vest and be settled ratably over a three‑year period from the grant date, 53,716 will vest and be settled ratably over 11 quarterly periods from the grant date, 9,215 will vest and be settled ratably over a four‑year period from the grant date, 4,608 will vest on the second anniversary of the grant date, and 6,170 will vest evenly on the third and fourth anniversaries of the grant date. We also granted 35,482 RSUs to our non‑employee directors for the 2022-2023 board service year, which units vested immediately and will settle on the third anniversary of the grant date. In addition, we granted 287,308 performance‑based RSUs; the vesting of these RSUs is contingent on our achievement of specified performance goals for the years 2022 to 2024. Provided the goals are achieved, the performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 287,308 units granted, depending on our level of achievement with respect to the performance goals.

In the six months ended June 30, 2021, we granted an aggregate of 749,110 RSUs. Of these, 261,997 will vest and be settled ratably over a three‑year period from the grant date, 189,215 will vest and be settled ratably over eight quarterly periods from the grant date, and 14,192 vested on December 31, 2021. We also granted 39,738 RSUs to our non-employee directors. These consisted of 36,681 RSUs for the 2021-2022 board service year, 1,372 RSUs for an initial grant to a then-new member of our board of directors and 1,685 RSUs for a pro‑rata annual grant to the same board member. Both the initial grant and the annual grant vested immediately; however, the initial grant settles upon separation from the board, while the annual grant settles on the third anniversary of the grant date. In addition, we granted 243,076 performance‑based RSUs; the vesting of these RSUs is contingent on our achievement of specified performance goals for the years 2021 to 2023. Provided the goals are achieved, the performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 243,076 units granted, depending on our level of achievement with respect to the performance goals. During the six months ended June 30, 2021, we also granted 892 RSUs that vested and settled immediately as a result of our level of achievement with respect to certain performance‑based RSUs granted in 2018.

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

At June 30, 2022, there were $67 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.9 years.

USPI Management Equity Plan
USPI maintains a separate management equity plan (the “USPI Management Equity Plan”) under which it grants RSUs representing a contractual right to receive one share of USPI’s non‑voting common stock in the future. The vesting of RSUs granted under the plan varies based on the terms of the underlying award agreement. Once the requisite holding period is met, during specified times, the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non‑voting common shares can be made in cash or in shares of Tenet’s common stock.

The following table summarizes RSU activity under the USPI Management Equity Plan during the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	1,494,882	$34.13
Vested	(369,691)	$34.13
Forfeited	(135,800)	$34.13
Unvested at June 30, 2022	989,391	$34.13

No new grants were made under the USPI Management Equity Plan during the six months ended June 30, 2022. During the six months ended June 30, 2021, we granted 76,990 RSUs under the USPI Management Equity Plan. Twenty percent of these RSUs vests on each of the first and second anniversaries of the grant date, and the remaining 60% vests on the third anniversary of the grant date.

In the six months ended June 30, 2022, USPI paid less than $1 million in cash to repurchase a portion of the non‑voting common stock issued under the USPI Management Equity Plan. No shares were repurchased during the six months ended June 30, 2021.

NOTE 9. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2021	107,189	$8	$4,877	$(233)	$(1,214)	$(2,410)	$1,026	$2,054
Net income	—	—	—	—	140	—	46	186
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(71)	(71)
Accretion of redeemable noncontrolling interests	—	—	(95)	—	—	—	—	(95)
Sales of businesses and noncontrolling interests, net	—	—	(7)	—	—	—	(1)	(8)
Stock-based compensation expense and issuance of common stock	499	—	(10)	—	—	—	—	(10)
Balances at March 31, 2022	107,688	$8	$4,765	$(233)	$(1,074)	$(2,410)	$1,000	$2,056
Net income	—	—	—	—	38	—	58	96
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(9)	—	—	—	—	(9)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(23)	—	—	—	7	(16)
Stock-based compensation expense and issuance of common stock	142	—	23	—	—	—	—	23
Balances at June 30, 2022	107,830	$8	$4,756	$(231)	$(1,036)	$(2,410)	$1,027	$2,114

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2020	106,070	$7	$4,844	$(281)	$(2,128)	$(2,414)	$909	$937
Net income	—	—	—	—	97	—	44	141
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive loss	—	—	—	(1)	—	—	—	(1)
Accretion of redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(3)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(10)	—	—	—	1	(9)
Stock-based compensation expense and issuance of common stock	617	1	10	—	—	1	—	12
Balances at March 31, 2021	106,687	$8	$4,841	$(282)	$(2,031)	$(2,413)	$893	$1,016
Net income	—	—	—	—	119	—	58	177
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	5	—	—	—	5
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests, net	—	—	3	—	—	—	—	3
Stock-based compensation expense and issuance of common stock	180	—	14	—	—	1	—	15
Balances at June 30, 2021	106,867	$8	$4,854	$(277)	$(1,912)	$(2,412)	$908	$1,169

Our noncontrolling interests balances at June 30, 2022 and December 31, 2021 were comprised of $132 million and $128 million, respectively, from our Hospital Operations segment, and $895 million and $898 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the six months ended June 30, 2022 and

2021 in the tables above were comprised of $95 million and $93 million, respectively, from our Ambulatory Care segment and $9 million from our Hospital Operations segment in each of the six-month periods.

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

The table below presents our sources of net operating revenues less implicit price concessions from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$579	$697	$1,198	$1,385
Medicaid	248	288	440	547
Managed care	2,324	2,545	4,819	5,025
Uninsured	36	60	74	107
Indemnity and other	161	192	325	368
Total	3,348	3,782	6,856	7,432
Other revenues(1)	297	313	587	610
Hospital Operations total prior to inter-segment eliminations	3,645	4,095	7,443	8,042
Ambulatory Care	771	664	1,509	1,310
Conifer	333	319	657	629
Inter-segment eliminations	(111)	(124)	(226)	(246)
Net operating revenues	$4,638	$4,954	$9,383	$9,735

(1)	Primarily physician practices revenues.

Adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the six months ended June 30, 2022 and 2021 by $7 million and $19 million, respectively. Estimated cost report settlements and valuation allowances were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from the final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net patient service revenues	$741	$638	$1,445	$1,257
Management fees	24	21	53	43
Revenue from other sources	6	5	11	10
Net operating revenues	$771	$664	$1,509	$1,310

The table below presents the composition of net operating revenues for our Conifer segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue cycle services – Tenet	$108	$120	$220	$238
Revenue cycle services – other clients	202	175	391	344
Other services – Tenet	3	4	6	8
Other services – other clients	20	20	40	39
Net operating revenues	$333	$319	$657	$629

Performance Obligations
The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, variable‑based rate escalators, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed‑fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends December 31, 2032.

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2022	2023	2024	2025	2026
Performance obligations	$6,294	$325	$650	$591	$591	$591	$3,546

NOTE 11. INSURANCE
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2022 through March 31, 2023, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $200 million for earthquakes and a per‑occurrence sub‑limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $5 million.

We also purchase cyber liability insurance from third parties. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information (the “Cybersecurity Incident”). We estimate that the Cybersecurity Incident had an adverse pre-tax impact of approximately $100 million during the three months ended June 30, 2022. This estimate includes the costs to remediate the issues, lost revenues from the associated business interruption and other related expenses. We have filed a claim within our policy limits. Insurance recoveries of $5 million related to this claim were recorded during the three months ended June 30, 2022.

We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At June 30, 2022 and December 31, 2021, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.061 billion and $1.045 billion, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $138 million and $179 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021, respectively.

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

Government Investigation of Detroit Medical Center
Detroit Medical Center (“DMC”) is subject to an ongoing investigation commenced in October 2017 by the U.S. Attorney’s Office for the Eastern District of Michigan and the Civil Division of the U.S. Department of Justice (“DOJ”) for potential violations of the Stark law, the Medicare and Medicaid anti‑kickback and anti‑fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act, and the federal False Claims Act related to DMC’s employment of nurse practitioners and physician assistants (“Mid‑Level Practitioners”) from 2006 through 2017. As previously disclosed, a media report was published in August 2017 alleging that 14 Mid‑Level Practitioners were terminated by DMC earlier in 2017 due to compliance concerns. The DOJ issued a civil investigative demand to DMC for documents and interrogatories in September 2021. We are cooperating with the investigation.

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

We are also subject to claims and lawsuits arising in the ordinary course of business, including potential claims related to, among other things, the care and treatment provided at our hospitals and outpatient facilities, the application of various federal and state labor and privacy laws, tax audits and other matters. Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these ordinary course claims and lawsuits will not have a material effect on our business or financial condition.

New claims or inquiries may be initiated against us from time to time, including lawsuits from patients, employees and others exposed to COVID‑19 at our facilities. These matters could (i) require us to pay substantial damages or amounts in judgments or settlements, which, individually or in the aggregate, could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (ii) cause us to incur substantial expenses, (iii) require significant time and attention from our management, and (iv) cause us to close or sell hospitals or otherwise modify the way we conduct business.

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2022	$78	$38	$(58)	$3	$61
Six Months Ended June 30, 2021	$26	$35	$(29)	$—	$32

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Our put/call agreement (the “Baylor Put/Call Agreement”) with Baylor contained put and call options with respect to the 5% ownership interest Baylor held in USPI until June 30, 2022. The Baylor Put/Call Agreement gave Baylor the option to annually put up to one-third of its total shares in USPI (the “Baylor Shares”) over a period of three years beginning in 2021. We had the right to call the difference between the number of shares Baylor put each year and the maximum number of shares it could have put. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet at December 31, 2021. During

the six months ended June 30, 2022 and 2021, we recognized accretion totaling $102 million and $5 million, respectively, and a corresponding decrease in additional paid-in capital related to Baylor’s minority interest in USPI.

In each of 2021 and 2022, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares for that year (66.6% in total). In June 2022, we entered into an agreement with Baylor (the “Share Purchase Agreement”) to complete the purchase of the Baylor Shares we called in 2021 and 2022 and to accelerate the acquisition of the remaining Baylor Shares eligible to be put/called in 2023. Under the terms of the Share Purchase Agreement, we agreed to pay Baylor $406 million to buy its entire 5% voting ownership interest in USPI. We paid $11 million upon execution of the Share Purchase Agreement and will make 35 additional non-interest bearing monthly payments of approximately $11 million beginning in August 2022. We recorded the present value of the purchase price as a liability on our balance sheet, with an offset to redeemable noncontrolling interest of $365 million for the carrying amount of the shares and $23 million to additional paid-in capital for the difference between the carrying value and present value of the purchase price for the shares. At June 30, 2022, we had liabilities of $124 million recorded in other current liabilities and $253 million in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet for the purchase of these shares.

The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Six Months Ended June 30,
	2022	2021
Balances at beginning of period	$2,203	$1,952
Net income	177	161
Distributions paid to noncontrolling interests	(201)	(108)
Accretion of redeemable noncontrolling interests	104	7
Purchases and sales of businesses and noncontrolling interests, net	(286)	22
Balances at end of period	$1,997	$2,034

Distributions paid to noncontrolling interests during the six months ended June 30, 2022 included $61 million of proceeds related to the sale of several medical office buildings previously owned by our Hospital Operations segment.

The following table presents the composition by segment of our redeemable noncontrolling interests balances:

	June 30, 2022	December 31, 2021
Hospital Operations	$236	$297
Ambulatory Care	1,245	1,425
Conifer	516	481
Redeemable noncontrolling interests	$1,997	$2,203

The following table presents our net income available to redeemable noncontrolling interests by segment:

	Six Months Ended June 30,
	2022	2021
Hospital Operations	$24	$16
Ambulatory Care	118	112
Conifer	35	33
Net income available to redeemable noncontrolling interests	$177	$161

NOTE 14. INCOME TAXES
During the three months ended June 30, 2022, we recorded income tax expense of $86 million in continuing operations on pre-tax income of $265 million compared to $61 million on pre-tax income of $319 million during the three months ended June 30, 2021. During the six months ended June 30, 2022, we recorded income tax expense of $185 million in continuing operations on pre-tax income of $643 million compared to $106 million on pre-tax income of $586 million during the six months ended June 30, 2021. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Tax expense at statutory federal rate of 21%	$56	$67	$135	$123
State income taxes, net of federal income tax benefit	11	14	25	26
Tax benefit attributable to noncontrolling interests	(28)	(28)	(57)	(53)
Nondeductible goodwill	1	7	1	7
Stock-based compensation tax benefit	(1)	(2)	(3)	(3)
Changes in valuation allowance	45	—	77	—
Other items	2	3	7	6
Income tax expense	$86	$61	$185	$106

During the six months ended June 30, 2022, we recorded income tax expense of $77 million to increase the valuation allowance for interest expense carryforwards, including $39 million due to a change in the business interest expense disallowance rules in 2022.

We increased our estimated liabilities for uncertain tax positions during the six months ended June 30, 2022 by $1 million. The total amount of unrecognized tax benefits as of June 30, 2022 was $35 million, of which $33 million, if recognized, would affect our effective tax rate and income tax expense from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. We did not have any interest or penalties on unrecognized tax benefits accrued at June 30, 2022.

As of June 30, 2022, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS PER COMMON SHARE
The following tables reconcile the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$38	107,790	$0.35
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	—	960	—
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$38	108,750	$0.35

Three Months Ended June 30, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$120	106,822	$1.12
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,747	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$120	108,569	$1.11

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Six Months Ended June 30, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$177	107,636	$1.64
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	9	6,418	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$186	114,054	$1.63

Six Months Ended June 30, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$217	106,566	$2.04
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,751	(0.04)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$217	108,317	$2.00

During the three and six months ended June 30, 2022, our convertible instruments consisted of (i) the Baylor Put/Call Agreement, (ii) an agreement related to the ownership interest in a Hospital Operations segment joint venture, and (iii) RSUs issued under the USPI Management Equity Plan. As further discussed in Note 13, we purchased all of the shares underlying the Baylor Put/Call Agreement in June 2022. See Note 8 for additional information about the RSUs issued under the USPI Management Equity Plan.

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

Our non‑financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long‑lived assets held and used, long‑lived assets held for sale and goodwill. There were no such assets or liabilities requiring fair value measurement at June 30, 2022.

Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At June 30, 2022 and December 31, 2021, the estimated fair value of our long‑term debt was approximately 90.2% and 103.3%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021
Current assets	$6	$9
Property and equipment	26	27
Other intangible assets	2	1
Goodwill	206	76
Other long-term assets	22	9
Previously held investments in unconsolidated affiliates	(73)	—
Current liabilities	(9)	(16)
Long-term liabilities	(38)	(11)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(68)	(28)
Noncontrolling interests	(9)	(2)
Cash paid, net of cash acquired	(66)	(64)
Gains (losses) on consolidations	$(1)	$1

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $206 million from acquisitions completed during the six months ended June 30, 2022 was recorded in our Ambulatory Care segment. Approximately $6 million and $5 million in transaction costs related to prospective and closed acquisitions were expensed during the six‑month periods ended June 30, 2022 and 2021, respectively, and were included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Condensed Consolidated Statements of Operations.

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

During the six months ended June 30, 2022, we adjusted the initial purchase allocation of certain acquisitions completed in 2021 based on the results of completed valuations. These adjustments resulted in a net increase in goodwill of $16 million.

NOTE 18. SEGMENT INFORMATION
Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations segment is comprised of acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At June 30, 2022, our subsidiaries operated 60 hospitals serving primarily urban and suburban communities in nine states. On April 1, 2021, we transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. The total assets associated with the imaging centers transferred to our Hospital Operations segment constituted less than 1% of our consolidated total assets at March 31, 2021. Also in April 2021, we completed the sale of the majority of the urgent care centers then held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, we completed the sale of five Miami‑area hospitals and certain related operations in August 2021. In April 2022, we completed the sale of a Hospital Operations segment micro-hospital.

Our Ambulatory Care segment is comprised of the operations of USPI. At June 30, 2022, USPI had interests in 410 ambulatory surgery centers (261 consolidated) and 24 surgical hospitals (eight consolidated) in 34 states. In April 2021, we completed the sale of 40 urgent care centers then held by our Ambulatory Care segment to an unaffiliated urgent care provider and, as noted above, transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. Effective June 30, 2022, we purchased all of the shares previously held by Baylor in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 13 for additional information about this transaction.

Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients. At June 30, 2022, Conifer provided services to approximately 660 Tenet and non‑Tenet hospitals and other clients nationwide. Conifer provides revenue management, administrative services and various other services to Tenet hospitals. We believe the pricing terms for these services are commercially reasonable and consistent with estimated third‑party terms. At June 30, 2022, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	June 30, 2022	December 31, 2021
Assets:
Hospital Operations	$16,111	$17,173
Ambulatory Care	9,600	9,473
Conifer	910	933
Total	$26,621	$27,579

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capital expenditures:
Hospital Operations	$130	$90	$262	$200
Ambulatory Care	19	27	40	35
Conifer	3	5	5	8
Total	$152	$122	$307	$243

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,645	$4,095	$7,443	$8,042
Ambulatory Care	771	664	1,509	1,310
Conifer
Tenet	111	124	226	246
Other clients	222	195	431	383
Total Conifer revenues	333	319	657	629
Inter-segment eliminations	(111)	(124)	(226)	(246)
Total	$4,638	$4,954	$9,383	$9,735

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$2	$5	$6	$9
Ambulatory Care	52	49	94	87
Total	$54	$54	$100	$96

Adjusted EBITDA:
Hospital Operations	$431	$449	$945	$883
Ambulatory Care	319	295	601	552
Conifer	93	90	185	176
Total	$843	$834	$1,731	$1,611

Depreciation and amortization:
Hospital Operations	$179	$188	$346	$378
Ambulatory Care	28	23	55	48
Conifer	9	10	18	19
Total	$216	$221	$419	$445

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA	$843	$834	$1,731	$1,611
Depreciation and amortization	(216)	(221)	(419)	(445)
Impairment and restructuring charges, and acquisition-related costs	(57)	(20)	(73)	(40)
Litigation and investigation costs	(18)	(22)	(38)	(35)
Interest expense	(222)	(235)	(449)	(475)
Loss from early extinguishment of debt	(66)	(31)	(109)	(54)
Other non-operating income (expense), net	—	(1)	—	9
Net gains on sales, consolidation and deconsolidation of facilities	1	15	—	15
Income from continuing operations, before income taxes	$265	$319	$643	$586

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
•Liquidity and Capital Resources
•Critical Accounting Estimates

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At June 30, 2022, our subsidiaries operated 60 hospitals serving primarily urban and suburban communities in nine states. In April 2021, we completed the sale of the majority of the urgent care centers then held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, in August 2021, we completed the sale of five Miami‑area hospitals and certain related operations (the “Miami Hospitals”) then held by our Hospital Operations segment. In April 2022, we completed the sale of a Hospital Operations segment micro‑hospital.

Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”). USPI had indirect ownership interests in 410 ambulatory surgery centers (each, an “ASC”) (261 consolidated) and 24 surgical hospitals (eight consolidated) in 34 states at June 30, 2022. In April 2021, we completed the sale of 40 urgent care centers then held by our Ambulatory Care segment to an unaffiliated urgent care provider and transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. Effective June 30, 2022, we purchased all of the shares previously held by Baylor University Medical Center (“Baylor”) in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 13 to the accompanying Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section of MD&A for additional information about this transaction.

Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Holdings, Inc. subsidiary (“Conifer”). At June 30, 2022, Conifer provided services to approximately 660 Tenet and non‑Tenet hospitals and other clients nationwide. Nearly all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, or by one of its direct or indirect wholly owned subsidiaries.

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per‑adjusted‑patient‑admission and per‑adjusted‑patient‑day amounts). Continuing operations information includes the results of our same 60 hospitals operated throughout the six months ended June 30, 2022 and 2021, as well as the Miami Hospitals sold in August 2021 and the Arizona micro‑hospital sold in April 2022. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. We believe this information is useful to investors because it includes the operations of all facilities in continuing operations for the period of time that we owned and operated them, and it reflects the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable. In addition, we present certain metrics on a per‑adjusted-patient‑admission and per‑adjusted‑patient‑day basis to show trends other than volume.

In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes the results of our same 60 hospitals operated throughout the six months ended June 30, 2022 and 2021, and excludes the results of the Miami Hospitals we sold in August 2021, the results of the Arizona micro‑hospital sold in April 2022 and the results of our discontinued operations. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented, as well as reflects recent trends we are experiencing with respect to volumes, revenues and expenses.

MANAGEMENT OVERVIEW
RECENT DEVELOPMENTS
Formation of New Joint Venture—On July 15, 2022, USPI completed the previously announced formation of a new joint venture with United Urology Group (“UUG”), including the purchase of ownership interests in 22 new and established ASCs located in Maryland, Colorado and Arizona, which USPI will manage and consolidate. USPI paid $105 million in connection with this transaction.

IMPACT OF THE COVID-19 PANDEMIC
The COVID‑19 pandemic continued to adversely impact all three segments of our business, as well as our patients, communities and employees, in the six months ended June 30, 2022. Broad economic factors resulting from the pandemic affected our patient volumes, service mix and revenue mix. In addition, the pandemic continued to have an adverse impact on certain of our operating expenses during the six months ended June 30, 2022.

Various federal legislative actions, including additional funding for the Public Health and Social Services Emergency Fund (“PRF”), have mitigated some of the economic disruption caused by the COVID‑19 pandemic on our business. In the six months ended June 30, 2022 and 2021, we received cash payments from the PRF and state and local grant programs totaling $104 million and $63 million, respectively, including $27 million received during the six-month period in 2021 by our unconsolidated affiliates for whom we provide cash management services. We recognized $100 million and $50 million, respectively, from these funds as grant income during the six-month periods in 2022 and 2021, respectively. In addition, we recognized $11 million in equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statement of Operations during the six months ended June 30, 2021.

Throughout MD&A, we have provided additional information on the impact of the COVID‑19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. The ultimate extent and scope of the pandemic and its future impact on our business remain unknown. For information about risks and uncertainties related to COVID‑19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) and in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (“Q1’22 Report”).

CYBERSECURITY INCIDENT
In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information (the “Cybersecurity Incident”). During this time, our hospitals remained operational and continued to deliver patient care safely and effectively, utilizing well‑established back‑up processes. We immediately suspended user access to impacted information technology applications, executed extensive cybersecurity protection protocols, and took steps to restrict further unauthorized activity. We have restored impacted information technology operations, and we have taken additional measures to protect patient, employee and other data, as appropriate, in response to the Cybersecurity Incident.

Disruption from the Cybersecurity Incident placed pressure on our Hospital Operations segment’s volumes and earnings in April and May 2022. We believe a significant portion of the 5.3% decline in our adjusted patient admissions on a same-hospital basis in the three months ended June 30, 2022 as compared to the same period in 2021 is due to business interruption from the incident. In addition, we estimate that the Cybersecurity Incident had an adverse pre-tax impact of approximately $100 million during the three months ended June 30, 2022. This estimate includes the costs to remediate the issues, lost revenues from the associated business interruption and other related expenses. We have insurance coverage and have filed a claim within our policy limits for these losses. We are unable to predict or control the timing or amount of insurance recoveries.

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

We believe that several key trends are also continuing to shape the demand for healthcare services: (i) consumers, employers and insurers are actively seeking lower‑cost solutions and better value as they focus more on healthcare spending; (ii) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (iii) the growing aging population requires greater chronic disease management and higher‑acuity treatment; and (iv) consolidation continues across the entire healthcare sector. In addition, the healthcare industry, in general, and the acute care hospital business, in particular, have experienced significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to limit, alter or repeal the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”). It is difficult to predict the full impact of regulatory uncertainty on our future revenues and operations.

Expansion of Our Ambulatory Care Segment—In response to these trends, we continue to focus on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth, construction of new outpatient centers and strategic partnerships. During the years ended December 31, 2021 and 2020, we invested $1.315 billion and $1.200 billion, respectively, to acquire ownership interests in new ASCs, increase our ownership interests in existing facilities and invest in de novo facilities. This activity included the acquisition of ownership interests in 86 ASCs and related ambulatory support services (collectively, the “SCD Centers”) from Surgical Center Development #3, LLC and Surgical Center Development #4, LLC (“SCD”) in December 2021. USPI and SCD’s principals have also entered into a joint venture and development agreement under which USPI will have the exclusive option to partner with affiliates of SCD on the future development of a minimum target of 50 de novo ASCs over a period of five years. During the six months ended June 30, 2022, we opened three new ASCs in partnership with the affiliates of SCD. In addition, USPI formed a new joint venture with UUG and acquired ownership interests in 22 new and established ASCs in July 2022. The ASCs, which will be managed and consolidated by USPI, are located in Arizona, Colorado and Maryland.

Also during the six months ended June 30, 2022, we acquired controlling interests in three ASCs in Florida and one in each of Arizona and New Hampshire, and we acquired noncontrolling interests in an ASC in each of New Jersey and Texas. During the same period, we also acquired controlling ownership interests in nine previously unconsolidated ASCs in seven geographically diverse states. In addition, we opened six ASCs in various states in the first half of 2022, including the ASCs opened in partnership with affiliates of SCD as noted above. We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑efficiency measures, and we continue to transition certain support operations offshore to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the six months ended June 30, 2022, and we could incur additional such charges in the future.

We regularly review the marginal costs of providing certain services, and we manage our operations and make staffing decisions based on those analyses. We also continue to exit service lines, businesses and markets that we believe are no longer a core part of our long‑term growth strategy. In April 2021, we divested the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. In addition, we completed the sale of the Miami Hospitals in August 2021 and the sale of an Arizona micro-hospital in April 2022. We intend to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher‑return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.

Improving the Customer Care Experience—As consumers continue to become more engaged in managing their health, we recognize that understanding what matters most to them and earning their loyalty is imperative to our success. As such, we have enhanced our focus on treating our patients as traditional customers by: (i) establishing networks of physicians and facilities that provide convenient access to services across the care continuum; (ii) expanding service lines aligned with growing community demand, including a focus on aging and chronic disease patients; (iii) offering greater affordability and predictability, including simplified registration and discharge procedures, particularly in our outpatient centers; (iv) improving our culture of service; and (v) creating health and benefit programs, patient education and health literacy materials that are customized to the needs of the communities we serve. Through these efforts, we intend to improve the customer care experience in every part of our operations.

Driving Conifer’s Growth—Conifer serves approximately 660 Tenet and non‑Tenet hospitals and other clients nationwide. In addition to providing revenue cycle management services to health systems and physicians, Conifer provides support to both providers and self‑insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value‑based care solutions businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (i) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (ii) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (iii) expanding revenue cycle management and value‑based care service offerings through organic development and small acquisitions; and (iv) leveraging data from tens of millions of patient interactions for continued enhancement of the value‑based care environment to drive competitive differentiation.

Improving Profitability—As we return to more normal operations, we continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe our inpatient admissions have been constrained in recent years (prior to the COVID‑19 pandemic) by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co‑pays, co‑insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. Our business has also been impacted by the rise in inflation and its effects on elective procedures, wages and costs. However, we also believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to explore new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

Reducing Our Leverage Over Time—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings, if any, under our Credit Agreement, and the maturity dates of our notes are staggered from 2024 through 2031. We believe that our capital structure minimizes the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.

During the six months ended June 30, 2022, we redeemed or repurchased $2.572 billion aggregate principal amount of our senior secured first lien and senior unsecured notes in advance of their maturity dates. We used the proceeds from our issuance of $2.000 billion aggregate principal amount of 6.125% senior secured first lien notes due 2030 (the “2030 Senior Secured First Lien Notes”) and cash on hand to finance these transactions.

Our ability to execute on our strategies and respond to the aforementioned trends is subject to the extent and scope of the impact on our operations of the COVID‑19 pandemic, as well as a number of other risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Risk Factors section in Part II of our Q1’22 Report and the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.

RESULTS OF OPERATIONS—OVERVIEW
The following tables present selected operating statistics for our Hospital Operations and Ambulatory Care segments, as well as consolidated net operating revenues and expenses on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
Selected Operating Statistics	2022	2021
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	60	65	(5)	(1)
Total admissions	128,068	153,319	(16.5)%
Adjusted patient admissions(2)	239,031	273,824	(12.7)%
Paying admissions (excludes charity and uninsured)	121,722	143,864	(15.4)%
Charity and uninsured admissions	6,346	9,455	(32.9)%
Admissions through emergency department	96,137	114,911	(16.3)%
Emergency department visits, outpatient	541,096	541,417	(0.1)%
Total emergency department visits	637,233	656,328	(2.9)%
Total surgeries	87,387	101,023	(13.5)%
Patient days — total	658,995	757,003	(12.9)%
Adjusted patient days(2)	1,192,999	1,328,952	(10.2)%
Average length of stay (days)	5.15	4.94	4.3%
Average licensed beds	15,382	17,170	(10.4)%
Utilization of licensed beds(3)	47.1%	48.4%	(1.3)%	(1)
Total visits	1,413,222	1,653,430	(14.5)%
Paying visits (excludes charity and uninsured)	1,331,959	1,540,577	(13.5)%
Charity and uninsured visits	81,263	112,853	(28.0)%
Ambulatory Care:
Total consolidated facilities (at end of period)	269	232	37	(1)
Total consolidated cases	317,437	352,972	(10.1)%

(1)	The change is the difference between the 2022 and 2021 amounts shown.
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

Total admissions decreased by 25,251, or 16.5%, and total surgeries decreased by 13,636, or 13.5%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Total emergency department visits decreased 2.9% in the three months ended June 30, 2022 compared to the same period in 2021. These decreases in our patient volumes are primarily attributable to the impact of the Cybersecurity Incident on certain of our hospitals and the sale of the Miami Hospitals in August 2021. The decrease in Ambulatory Care total consolidated cases of 10.1% in the three months ended June 30, 2022 compared to the same period in 2021 is due primarily to the sale of the Ambulatory Care segment’s urgent care centers to a third party in April 2021 and the impact of the COVID-19 pandemic.

	Three Months Ended June 30,		Increase (Decrease)
Revenues	2022	2021
Net operating revenues:
Hospital Operations prior to inter-segment eliminations	$3,645	$4,095	(11.0)%
Ambulatory Care	771	664	16.1%
Conifer	333	319	4.4%
Inter-segment eliminations	(111)	(124)	(10.5)%
Total	$4,638	$4,954	(6.4)%

Consolidated net operating revenues decreased by $316 million, or 6.4%, in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to the adverse impact of the Cybersecurity Incident and the loss of revenues in our Hospital Operations segment from the Miami Hospitals we sold in August 2021, partially offset by high patient acuity and negotiated commercial rate increases. On a consolidated basis, the decrease in net operating revenues was further offset by higher revenues from our Ambulatory Care segment, which increased $107 million, or 16.1%, in the 2022 period compared to the 2021 period. This increase was largely driven by our recently acquired ASCs and negotiated commercial rate increases. Conifer’s revenues, net of intercompany eliminations, increased $27 million, or 13.8%, during the three months ended June 30, 2022 compared to the same period in 2021, primarily due to contractual rate increases and new business expansion. During the three months ended June 30, 2022 and 2021, we recognized net grant income of $94 million and $19 million, respectively, which amounts are not included in net operating revenues.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 59.8 days at June 30, 2022 and 57.0 days at December 31, 2021. The increase was primarily due to revenue recognized in the six months ended June 30, 2022 related to a recently approved Texas Medicaid supplemental funding program, which revenue has not yet been entirely collected. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets. The AR Days calculation excludes (i) urgent care centers operated under the MedPost and CareSpot brands, which we divested in April 2021, (ii) the Miami Hospitals, which we sold in August 2021, and (iii) our California provider fee revenues.

The following table provides information about certain operating expenses by segment on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
Selected Operating Expenses	2022	2021
Hospital Operations:
Salaries, wages and benefits	$1,752	$1,941	(9.7)%
Supplies	605	689	(12.2)%
Other operating expenses	840	901	(6.8)%
Total	$3,197	$3,531	(9.5)%
Ambulatory Care:
Salaries, wages and benefits	$201	$169	18.9%
Supplies	205	169	21.3%
Other operating expenses	100	95	5.3%
Total	$506	$433	16.9%
Conifer:
Salaries, wages and benefits	$173	$170	1.8%
Supplies	1	1	—%
Other operating expenses	66	58	13.8%
Total	$240	$229	4.8%
Total:
Salaries, wages and benefits	$2,126	$2,280	(6.8)%
Supplies	811	859	(5.6)%
Other operating expenses	1,006	1,054	(4.6)%
Total	$3,943	$4,193	(6.0)%
Rent/lease expense(1):
Hospital Operations	$68	$75	(9.3)%
Ambulatory Care	28	24	16.7%
Conifer	3	3	—%
Total	$99	$102	(2.9)%

(1)	Included in other operating expenses.

The following table provides information about certain of our Hospital Operations segment’s operating expenses per adjusted patient admission on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
Selected Operating Expenses per Adjusted Patient Admission	2022	2021
Hospital Operations:
Salaries, wages and benefits per adjusted patient admission(1)	$7,331	$7,090	3.4%
Supplies per adjusted patient admission(1)	2,534	2,519	0.6%
Other operating expenses per adjusted patient admission(1)	3,509	3,289	6.7%
Total per adjusted patient admission	$13,374	$12,898	3.7%

(1)	Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits expense for our Hospital Operations segment decreased $189 million, or 9.7%, in the three months ended June 30, 2022 compared to the same period in 2021. This change was primarily attributable to the sale of the Miami Hospitals in August 2021, lower incentive compensation and employee benefits costs, and our continued focus on cost-efficiency measures, partially offset by increased overtime expense and annual merit increases for certain of our employees. On a per‑adjusted‑patient-admission basis, salaries, wages and benefits increased 3.4% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to lower adjusted patient admissions.

Supplies expense for our Hospital Operations segment decreased $84 million, or 12.2%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily attributable to the sale of the Miami Hospitals, the decrease in patient volumes during the 2022 period and our cost-efficiency measures, partially offset by increased costs for certain supplies as a result of the COVID-19 pandemic and high patient acuity. On a per‑adjusted-patient‑admission basis, supplies expense increased 0.6% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Other operating expenses for our Hospital Operations segment decreased $61 million, or 6.8%, in the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to sale of the Miami Hospitals and our continued focus on cost-efficiency measures. On a per‑adjusted‑patient‑admission basis, other operating expenses in the three months ended June 30, 2022 increased 6.7% compared to the same period in 2021, primarily due to lower adjusted patient admissions and the proportionally higher level of fixed costs (e.g., rent expense) in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $1.351 billion at June 30, 2022 compared to $1.405 billion at March 31, 2022.

Significant cash flow items in the three months ended June 30, 2022 included:

•Net cash provided by operating activities before interest, taxes, discontinued operations, and restructuring charges, acquisition‑related costs, and litigation costs and settlements of $543 million (including $99 million from federal and state grants);

•Proceeds from the sale of facilities and other assets of $61 million;

•Debt payments of $1.865 billion, including $1.826 billion of cash to redeem $1.769 billion aggregate principal amount outstanding of our 6.750% senior unsecured notes due 2023 (the “2023 Senior Unsecured Notes”);

•Proceeds from the issuance of $2.000 billion aggregate principal amount of our 2030 Senior Secured First Lien Notes;

•Interest payments of $250 million;

•Income tax payments of $132 million;

•Capital expenditures of $152 million;

•$175 million of distributions paid to noncontrolling interests;

•Payments totaling $42 million for restructuring charges, acquisition‑related costs, and litigation costs and settlements; and

•$26 million of payments for purchases of businesses or joint venture interests.

Net cash provided by operating activities was $347 million in the six months ended June 30, 2022 compared to $779 million in the six months ended June 30, 2021. Key factors contributing to the change between the 2022 and 2021 periods include the following:

•$475 million of Medicare advances recouped in the six months ended June 30, 2022 compared to $152 million recouped during the same period in 2021;

•$104 million of cash received from grants in the six months ended June 30, 2022 compared to $36 million received in the six months ended June 30, 2021;

•Lower interest payments of $70 million in 2022 period;

•Higher income tax payments of $106 million in the 2022 period;

•Decreased cash receipts of $56 million related to supplemental Medicaid programs in California and Texas; and

•The timing of other working capital items.

FORWARD-LOOKING STATEMENTS
This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward‑looking statements, including (but not limited to) disclosure regarding (i) the impact of the COVID-19 pandemic, (ii) our future earnings, financial position, and operational and strategic initiatives, and (iii) developments in the healthcare industry. Forward‑looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward‑looking statements. Such factors include, but are not limited to, the risks described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of our Q1’22 Report.

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

The following table presents the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

Net Patient Service Revenues Less Implicit Price Concessions from:	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
	2022	2021		2022	2021
Medicare	17.3%	18.4%	(1.1)%	17.5%	18.6%	(1.1)%
Medicaid	7.4%	7.6%	(0.2)%	6.4%	7.4%	(1.0)%
Managed care(2)	69.4%	67.3%	2.1%	70.3%	67.6%	2.7%
Uninsured	1.1%	1.6%	(0.5)%	1.1%	1.4%	(0.3)%
Indemnity and other	4.8%	5.1%	(0.3)%	4.7%	5.0%	(0.3)%

(1)	The change is the difference between the 2022 and 2021 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources, is presented below:

	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
Admissions from:	2022	2021		2022	2021
Medicare	20.7%	20.7%	—%	21.1%	21.1%	—%
Medicaid	5.6%	5.7%	(0.1)%	5.6%	5.7%	(0.1)%
Managed care(2)	65.7%	64.3%	1.4%	65.3%	64.0%	1.3%
Charity and uninsured	5.0%	6.2%	(1.2)%	4.8%	6.1%	(1.3)%
Indemnity and other	3.0%	3.1%	(0.1)%	3.2%	3.1%	0.1%

(1)	The change is the difference between the 2022 and 2021 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.

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

Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $579 million and $697 million for the three months ended June 30, 2022 and 2021, respectively, and $1.198 billion and $1.385 billion for the six months ended June 30, 2022 and 2021, respectively.

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

Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 19.2% and 17.3% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the six months ended June 30, 2022 and 2021, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the six months ended June 30, 2022 and 2021, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $292 million and $392 million, respectively. The decrease between the two six‑month periods was primarily attributable to $77 million of assessments we recognized related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) following its approval in 2022. During the six months ended June 30, 2022, we also recognized $155 million of revenue related to CHIRP that is included in Managed Medicaid revenue rather than the DSH and other supplemental revenues classification due to the structure of the program.

Medicaid revenues attributable to DSH and other supplemental payment programs included the following:

	Six Months Ended June 30,
	2022	2021
Medicaid DSH	$59	$69
Other Medicaid supplemental payment programs, net	310	323
	369	392

CHIRP assessments	(77)	—
	$292	$392

Total Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the six months ended June 30, 2022 and 2021 were $1.315 billion and $1.287 billion, respectively. During the six months ended June 30, 2022, Medicaid and Managed Medicaid revenues comprised 33% and 67%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Managed Medicaid patient service revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to FFS Medicaid revenue.

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

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems—In July 2022, CMS released proposed policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center Payment System for calendar year (“CY”) 2023 (“Proposed OPPS/ASC Rule”). The Proposed OPPS/ASC Rule includes the following proposed payment and policy changes:

•An estimated net increase of 2.7% for the OPPS rates based on an estimated market basket increase of 3.1%, reduced by a multifactor productivity adjustment required by the Affordable Care Act of 0.4%;

•Removal of 10 services from the Inpatient Only List (which is the list of procedures that must be performed on an inpatient basis) after determining such services meet established criteria for removal;

•Establishment of an exemption for rural Sole Community Hospitals from the site-neutral Medicare reduced payment rate for clinic visits furnished in exempt off-campus, provider-based departments and payment for such visits at the full OPPS rate; and

•A 2.7% increase to the Ambulatory Surgical Center payment rates.

In addition, the Proposed OPPS/ASC Rule acknowledges that additional changes would be forthcoming with respect to CMS’ 340B program, which allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers (“340B Drugs”). In the CY 2018 final rule regarding OPPS payment and policy changes, CMS reduced the payment for 340B Drugs from the average sales price (“ASP”) plus 6% to the ASP minus 22.5% and made a corresponding budget‑neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). CMS retained the same 340B Payment Adjustment in the final rules regarding OPPS payment and policy changes for CYs 2019 through 2022. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Following the initial court decisions and a series of appeals, the U.S. Supreme Court (the “Supreme Court”) unanimously ruled in June 2022 that the decision to impose the 340B Payment Adjustment in CYs 2018 and 2019 was unlawful. The case was remanded to the lower courts to determine the appropriate remedy, and it is expected that 340B Hospitals will be permitted to reclaim at least some portion of the 340B payments that were previously withheld. The Proposed OPPS/ASC Rule states that CMS did not have sufficient time to account for the Supreme Court decision in the CY 2023 proposed rates and budget neutrality calculations; however, CMS has indicated that it does anticipate applying the ASP plus 6% for 340B Drugs in the CY 2023 final rule, in lieu of the current payment policy of ASP minus 22.5%. CMS is still evaluating how to apply the Supreme Court ruling to the prior cost years and is seeking comments on potential remedies.

CMS projects that the combined impact of the proposed payment and policy changes in the Proposed OPPS/ASC Rule under the current 340B payment policy (of ASP minus 22.5%) will yield an average 2.9% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 3.5% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates under the current 340B payment policy, the projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $21 million, which represents an increase of approximately 3.7%.

However, CMS projects that the combined impact of the proposed payment and policy changes in the Proposed OPPS/ASC Rule under the anticipated final 340B payment policy (of ASP plus 6%) will yield an average 4% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 0.5% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates under the anticipated final 340B payment policy, the projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $3 million, which represents an increase of approximately 0.5%.

Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes. In addition, it remains unclear at this time how CMS will finance any retroactive payments for 340B payments that were previously withheld given that the original policy was budget‑neutral and HHS already redistributed the savings. We cannot predict the remedy that will be imposed, the timing thereof, or what further actions CMS or Congress might take with respect to the 340B program; however, it is possible that reversal of the 340B Payment Adjustments could have an adverse effect on our future net operating revenues and cash flows.

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule—In July 2022, CMS released the CY 2023 Medicare Physician Fee Schedule (“MPFS”) Proposed Rule (“MPFS Proposed Rule”). The MPFS Proposed Rule includes updates to payment policies, payment rates and other provisions for services reimbursed under the MPFS from January 1 through December 31, 2023. Under the MPFS Proposed Rule, the CY 2023 conversion factor, which is the base rate that is used to convert relative units into payment rates, would be reduced from $34.61 to $33.08, due in part to the expiration of the one-time 3% payment increase provided for in CY 2022 by the Protecting Medicare and American Farmers from Sequester Cuts Act, as well as budget neutrality rules. This change would result in an annual reduction of approximately $8 million to our FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, as well as potential changes to the MPFS Proposed Rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

Public Health and Social Services Emergency Fund—During the six months ended June 30, 2022 and 2021, our Hospital Operations and Ambulatory Care segments together recognized a total of $87 million and $38 million, respectively, of PRF grant income associated with lost revenues and COVID‑related costs. Our Hospital Operations segment also recognized $13 million and $12 million of grant income from state and local grant programs during the same six‑month periods in 2022 and 2021, respectively. In addition, we recognized $11 million of grant income through our unconsolidated affiliates during the six months ended June 30, 2021. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income, and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates, in each case in our condensed consolidated statements of operations. We cannot predict whether additional distributions of grant funds will be authorized, and we cannot provide assurances regarding the amount of grant income, if any, to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—The federally mandated 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers was suspended effective May 1, 2020 through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act (the “Sequester Cuts Act”), which was signed into law in December 2021, extended the 2% Medicare sequestration moratorium through March 31, 2022, and adjusted the sequestration to 1% for the period April 1, 2022 through June 30, 2022, after which the full 2% reduction will be restored unless further legislation is passed. The impact of the Sequester Cuts Act on our operations was an increase of approximately $39 million of revenues in the six months ended June 30, 2022. Because of the uncertainty associated with various factors that may influence our future Medicare and Medicaid payments, including future legislative, legal or regulatory actions, or changes in volumes and case mix, there is a risk that actual payments received under, or the ultimate impact of, these programs will differ materially from our expectations.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the six months ended June 30, 2022 and 2021 was $4.819 billion and $5.025 billion, respectively. Our top 10 managed care payers generated 62% of our managed care net patient service revenues for the six months ended June 30, 2022. During the same period, national payers generated 43% of our managed care net patient service revenues; the remainder came from regional or local payers. At both June 30, 2022 and December 31, 2021, 67% of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at June 30, 2022, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $16 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (i) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (ii) changes in reimbursement levels when stop‑loss or outlier limits are reached; (iii) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (iv) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (v) secondary benefits determined after primary insurance payments; and (vi) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future. In the six months ended June 30, 2022, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 81% higher than our aggregate yield on a per‑admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At June 30, 2022 and December 31, 2021, 3% and 4%, respectively, of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended June 30,		Six Months Ended June 30,
Estimated costs for:	2022	2021	2022	2021
Uninsured patients	$136	$158	$258	$326
Charity care patients	19	29	40	49
Total	$155	$187	$298	$375

RESULTS OF OPERATIONS
The following tables present our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net operating revenues:
Hospital Operations	$3,645	$4,095	$7,443	$8,042
Ambulatory Care	771	664	1,509	1,310
Conifer	333	319	657	629
Inter-segment eliminations	(111)	(124)	(226)	(246)
Net operating revenues	4,638	4,954	9,383	9,735
Grant income	94	19	100	50
Equity in earnings of unconsolidated affiliates	54	54	100	96
Operating expenses:
Salaries, wages and benefits	2,126	2,280	4,308	4,481
Supplies	811	859	1,596	1,663
Other operating expenses, net	1,006	1,054	1,948	2,126
Depreciation and amortization	216	221	419	445
Impairment and restructuring charges, and acquisition-related costs	57	20	73	40
Litigation and investigation costs	18	22	38	35
Net gains on sales, consolidation and deconsolidation of facilities	(1)	(15)	—	(15)
Operating income	$553	$586	$1,201	$1,106

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	2.0%	0.4%	1.1%	0.5%
Equity in earnings of unconsolidated affiliates	1.2%	1.1%	1.1%	1.0%
Operating expenses:
Salaries, wages and benefits	45.8%	46.0%	45.9%	46.0%
Supplies	17.5%	17.4%	17.0%	17.1%
Other operating expenses, net	21.7%	21.3%	20.8%	21.8%
Depreciation and amortization	4.7%	4.5%	4.5%	4.6%
Impairment and restructuring charges, and acquisition-related costs	1.2%	0.4%	0.8%	0.4%
Litigation and investigation costs	0.4%	0.4%	0.4%	0.4%
Net gains on sales, consolidation and deconsolidation of facilities	—%	(0.3)%	—%	(0.2)%
Operating income	11.9%	11.8%	12.8%	11.4%

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by operating segment on a continuing operations basis:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,534	$771	$333	$7,217	$1,509	$657
Grant income	92	2	—	96	4	—
Equity in earnings of unconsolidated affiliates	2	52	—	6	94	—
Operating expenses:
Salaries, wages and benefits	1,752	201	173	3,572	395	341
Supplies	605	205	1	1,188	406	2
Other operating expenses, net	840	100	66	1,614	205	129
Depreciation and amortization	179	28	9	346	55	18
Impairment and restructuring charges, and acquisition-related costs	42	5	10	54	8	11
Litigation and investigation costs	18	—	—	26	—	12
Net gains on sales, consolidation and deconsolidation of facilities	(1)	—	—	—	—	—
Operating income	$193	$286	$74	$519	$538	$144

Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Grant income	2.6%	0.3%	—%	1.3%	0.3%	—%
Equity in earnings of unconsolidated affiliates	0.1%	6.7%	—%	0.1%	6.2%	—%
Operating expenses:
Salaries, wages and benefits	49.6%	26.1%	52.0%	49.5%	26.2%	51.9%
Supplies	17.1%	26.6%	0.3%	16.5%	26.9%	0.3%
Other operating expenses, net	23.7%	13.0%	19.8%	22.3%	13.6%	19.7%
Depreciation and amortization	5.1%	3.6%	2.7%	4.8%	3.6%	2.7%
Impairment and restructuring charges, and acquisition-related costs	1.2%	0.6%	3.0%	0.7%	0.5%	1.7%
Litigation and investigation costs	0.5%	—%	—%	0.4%	—%	1.8%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%	—%	—%	—%	—%
Operating income	5.5%	37.1%	22.2%	7.2%	35.7%	21.9%

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,971	$664	$319	$7,796	$1,310	$629
Grant income	4	15	—	28	22	—
Equity in earnings of unconsolidated affiliates	5	49	—	9	87	—
Operating expenses:
Salaries, wages and benefits	1,941	169	170	3,798	343	340
Supplies	689	169	1	1,335	326	2
Other operating expenses, net	901	95	58	1,817	198	111
Depreciation and amortization	188	23	10	378	48	19
Impairment and restructuring charges, and acquisition-related costs	10	4	6	20	8	12
Litigation and investigation costs	19	3	—	28	6	1
Net gains on sales, consolidation and deconsolidation of facilities	(2)	(13)	—	(2)	(13)	—
Operating income	$234	$278	$74	$459	$503	$144

Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Grant income	0.1%	2.3%	—%	0.4%	1.7%	—%
Equity in earnings of unconsolidated affiliates	0.1%	7.4%	—%	0.1%	6.6%	—%
Operating expenses:
Salaries, wages and benefits	48.9%	25.5%	53.3%	48.7%	26.2%	54.1%
Supplies	17.4%	25.5%	0.3%	17.1%	24.9%	0.3%
Other operating expenses, net	22.6%	14.2%	18.2%	23.3%	15.0%	17.6%
Depreciation and amortization	4.7%	3.5%	3.1%	4.8%	3.7%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.3%	0.6%	1.9%	0.3%	0.6%	1.9%
Litigation and investigation costs	0.5%	0.5%	—%	0.4%	0.5%	0.2%
Net gains on sales, consolidation and deconsolidation of facilities	(0.1)%	(2.0)%	—%	—%	(1.0)%	—%
Operating income	5.9%	41.9%	23.2%	5.9%	38.4%	22.9%

Consolidated net operating revenues decreased by $316 million and $352 million, or 6.4% and 3.6%, for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. Hospital Operations net operating revenues net of inter‑segment eliminations decreased by $437 million and $579 million, or 11.0% and 7.4%, for the three and six months ended June 30, 2022, respectively, compared to the same three and six‑month periods in 2021, respectively. These decreases were primarily due to the adverse impact of the Cybersecurity Incident and the loss of revenues in our Hospital Operations segment from the Miami Hospitals we sold in August 2021, partially offset by high patient acuity and negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income from federal and state grants totaling $92 million and $96 million during the three and six months ended June 30, 2022, respectively, which is not included in net operating revenues.

Ambulatory Care net operating revenues increased by $107 million and $199 million, or 16.1% and 15.2%, for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. The change in 2022 revenues for the three‑month period was driven by an increase from acquisitions of $83 million, as well as an increase in same‑facility net operating revenues of $32 million due primarily to negotiated commercial rate increases. These increases were partially offset by a decrease of $8 million due primarily to the sale of the Ambulatory Care segment’s urgent care centers to a third party in April 2021. The change in 2022 revenues for the six‑month period was driven by an increase from acquisitions of $174 million, as well as an increase in same‑facility net operating revenues of $84 million due primarily to higher surgical patient volumes and negotiated commercial rate increases. These increases were partially offset by a decrease of $59 million due primarily to the aforementioned sale of urgent care centers and the transfer of imaging centers to the Hospital Operations segment in April 2021. Our Ambulatory Care segment also recognized income from federal grants totaling $2 million and $4 million during the three and six months ended June 30, 2022, respectively, which is not included in net operating revenues.

Conifer’s net operating revenues increased by $14 million and $28 million, or 4.4% and 4.5%, for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. Conifer’s revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $27 million and $48 million, or 13.8% and 12.5%, for the three and six months ended June 30, 2022, respectively, compared to the same three and six‑month periods in 2021, respectively. This increase was primarily due to contractual rate increases, new business expansion and the transition of the Miami Hospitals to third‑party clients.

The following table presents selected operating expenses of our three operating segments. Information for our Hospital Operations segment is presented on a same‑hospital basis, whereas information presented for our Ambulatory Care and Conifer segments is presented on a continuing operations basis.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Selected Operating Expenses	2022	2021		2022	2021
Hospital Operations — Same-Hospital:
Salaries, wages and benefits	$1,741	$1,828	(4.8)%	$3,553	$3,570	(0.5)%
Supplies	603	644	(6.4)%	1,184	1,247	(5.1)%
Other operating expenses	825	820	0.6%	1,586	1,663	(4.6)%
Total	$3,169	$3,292	(3.7)%	$6,323	$6,480	(2.4)%
Ambulatory Care:
Salaries, wages and benefits	$201	$169	18.9%	$395	$343	15.2%
Supplies	205	169	21.3%	406	326	24.5%
Other operating expenses	100	95	5.3%	205	198	3.5%
Total	$506	$433	16.9%	$1,006	$867	16.0%
Conifer:
Salaries, wages and benefits	$173	$170	1.8%	$341	$340	0.3%
Supplies	1	1	—%	2	2	—%
Other operating expenses	66	58	13.8%	129	111	16.2%
Total	$240	$229	4.8%	$472	$453	4.2%
Rent/lease expense(1):
Hospital Operations	$66	$69	(4.3)%	$134	$141	(5.0)%
Ambulatory Care	28	24	16.7%	55	51	7.8%
Conifer	3	3	—%	6	6	—%
Total	$97	$96	1.0%	$195	$198	(1.5)%

(1)	Included in other operating expenses.
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

Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital				Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2022	2021			2022	2021
Number of hospitals (at end of period)	60	60	—	(1)	60	60	—	(1)
Total admissions	128,068	139,331	(8.1)%		255,850	273,451	(6.4)%
Adjusted patient admissions(2)	239,031	252,469	(5.3)%		466,964	483,742	(3.5)%
Paying admissions (excludes charity and uninsured)	121,823	131,813	(7.6)%		243,620	258,818	(5.9)%
Charity and uninsured admissions	6,245	7,518	(16.9)%		12,230	14,633	(16.4)%
Admissions through emergency department	96,136	102,617	(6.3)%		193,820	203,464	(4.7)%
Paying admissions as a percentage of total admissions	95.1%	94.6%	0.5%	(1)	95.2%	94.6%	0.6%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.9%	5.4%	(0.5)%	(1)	4.8%	5.4%	(0.6)%	(1)
Emergency department admissions as a percentage of total admissions	75.1%	73.6%	1.5%	(1)	75.8%	74.4%	1.4%	(1)
Surgeries — inpatient	33,749	37,363	(9.7)%		66,657	71,459	(6.7)%
Surgeries — outpatient	53,638	57,588	(6.9)%		104,896	107,863	(2.8)%
Total surgeries	87,387	94,951	(8.0)%		171,553	179,322	(4.3)%
Patient days — total	658,995	695,445	(5.2)%		1,364,618	1,426,970	(4.4)%
Adjusted patient days(2)	1,192,999	1,234,640	(3.4)%		2,417,823	2,460,160	(1.7)%
Average length of stay (days)	5.15	4.99	3.2%		5.33	5.22	2.1%
Licensed beds (at end of period)	15,391	15,399	(0.1)%		15,391	15,399	(0.1)%
Average licensed beds	15,382	15,402	(0.1)%		15,389	15,403	(0.1)%
Utilization of licensed beds(3)	47.1%	49.6%	(2.5)%	(1)	49.0%	51.2%	(2.2)%	(1)

(1)	The change is the difference between the 2022 and 2021 amounts presented.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital				Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Outpatient Visits	2022	2021			2022	2021
Total visits	1,281,256	1,424,407	(10.0)%		2,521,642	2,647,103	(4.7)%
Paying visits (excludes charity and uninsured)	1,201,750	1,323,061	(9.2)%		2,367,468	2,470,572	(4.2)%
Charity and uninsured visits	79,506	101,346	(21.5)%		154,174	176,531	(12.7)%
Emergency department visits	541,098	511,030	5.9%		1,041,763	935,391	11.4%
Surgery visits	53,638	57,588	(6.9)%		104,896	107,863	(2.8)%
Paying visits as a percentage of total visits	93.8%	92.9%	0.9%	(1)	93.9%	93.3%	0.6%	(1)
Charity and uninsured visits as a percentage of total visits	6.2%	7.1%	(0.9)%	(1)	6.1%	6.7%	(0.6)%	(1)

(1)	The change is the difference between the 2022 and 2021 amounts presented.

	Same-Hospital			Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Revenues	2022	2021		2022	2021
Total segment net operating revenues(1)	$3,498	$3,690	(5.2)%	$7,150	$7,251	(1.4)%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues(1)(2)	$3,314	$3,507	(5.5)%	$6,792	$6,899	(1.6)%
Net patient service revenue per adjusted patient admission(1)(2)	$13,864	$13,891	(0.2)%	$14,545	$14,262	2.0%
Net patient service revenue per adjusted patient day(1)(2)	$2,778	$2,841	(2.2)%	$2,809	$2,804	0.2%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital			Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
Total Segment Selected Operating Expenses	2022	2021		2022	2021
Salaries, wages and benefits as a percentage of net operating revenues	49.8%	49.5%	0.3%	49.7%	49.2%	0.5%
Supplies as a percentage of net operating revenues	17.2%	17.5%	(0.3)%	16.6%	17.2%	(0.6)%
Other operating expenses as a percentage of net operating revenues	23.6%	22.2%	1.4%	22.2%	22.9%	(0.7)%

(1)	The change is the difference between the 2022 and 2021 amounts presented.

Revenues
Same‑hospital net operating revenues decreased $192 million, or 5.2%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due in part to the adverse impact of the Cybersecurity Incident on our patient volumes, partially offset by high patient acuity and negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income totaling $92 million and $4 million from federal, state and local grants in the three months ended June 30, 2022 and 2021, respectively, which is not included in net operating revenues. Same‑hospital admissions and outpatient visits decreased 8.1% and 10.0%, respectively, in the three months ended June 30, 2022 compared to the same period in 2021, due in part to the impact of the Cybersecurity Incident in April 2022.

Same‑hospital net operating revenues decreased $101 million, or 1.4%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the same factors that impacted the three‑month period. Our Hospital Operations segment also recognized grant income from federal, state and local grants totaling $96 million and $28 million in the six months ended June 30, 2022 and 2021, respectively, which is not included in net operating revenues. Same‑hospital admissions decreased 6.4% in the six months ended June 30, 2022 compared to the same period in 2021. This decrease was due in part to the impacts of the Omicron variant in the first quarter of 2022 and the Cybersecurity Incident in the second quarter of 2022. Same‑hospital outpatient visits decreased by 4.7% during the 2022 period, due in part to the adverse impact of the Cybersecurity Incident.

The following table presents our consolidated net accounts receivable by payer:

	June 30, 2022	December 31, 2021
Medicare	$141	$155
Medicaid	54	47
Net cost report settlements receivable and valuation allowances	49	33
Managed care	1,682	1,602
Self-pay uninsured	12	21
Self-pay balance after insurance	70	70
Estimated future recoveries	141	137
Other payers	345	331
Total Hospital Operations	2,494	2,396
Ambulatory Care	346	374
Accounts receivable, net	$2,840	$2,770

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At June 30, 2022, our Hospital Operations segment collection rate on self‑pay accounts was approximately 28.2%. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at June 30, 2022, a 10% decrease or increase in our self‑pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $10 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which have been affected by the COVID‑19 pandemic, continuously change and can have an impact on collection trends and our estimation process.

We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 96.1% at June 30, 2022.

We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (i) total cash collections, (ii) point‑of‑service cash collections, (iii) AR Days and (iv) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.445 billion and $2.363 billion at June 30, 2022 and December 31, 2021, respectively, excluding cost report settlements receivable and valuation allowances of $49 million and $33 million, respectively, at June 30, 2022 and December 31, 2021:

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At June 30, 2022:
0-60 days	91%	38%	53%	21%	47%
61-120 days	5%	27%	16%	14%	16%
121-180 days	2%	15%	10%	9%	10%
Over 180 days	2%	20%	21%	56%	27%
Total	100%	100%	100%	100%	100%

At December 31, 2021:
0-60 days	93%	35%	57%	22%	52%
61-120 days	4%	31%	18%	14%	16%
121-180 days	1%	14%	10%	9%	9%
Over 180 days	2%	20%	15%	55%	23%
Total	100%	100%	100%	100%	100%
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

At June 30, 2022, we had a cumulative total of patient account assignments to Conifer of $1.870 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

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

The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program at June 30, 2022 and December 31, 2021 by aging category:

	June 30, 2022	December 31, 2021
0-60 days	$71	$87
61-120 days	19	17
121-180 days	4	4
Over 180 days	10	7
Total	$104	$115

Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits decreased $87 million, or 4.8%, in the three months ended June 30, 2022 compared to the same period in 2021. This decrease was primarily attributable to reduced patient volumes and our continued focus on cost‑efficiency measures. Lower incentive compensation and employee benefits costs also contributed to the decrease in 2022. These factors were partially offset by increased premium pay and annual merit increases for certain of our employees. Same‑hospital salaries, wages and benefits as a percentage of net operating revenues increased by 30 basis points to 49.8% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due in part to the adverse impact of the Cybersecurity Incident on our patient revenues during the period. Salaries, wages and benefits expense for the three months ended June 30, 2022 and 2021 included stock‑based compensation expense of $14 million and $12 million, respectively.

Same‑hospital salaries, wages and benefits decreased $17 million, or 0.5%, in the six months ended June 30, 2022 compared to the same period in 2021. This decrease was primarily attributable to the same factors that caused the decrease in the three-month period, partially offset by increased premium pay, increased contract labor costs and annual merit increases for certain of our employees. Same‑hospital salaries, wages and benefits as a percentage of net operating revenues increased by 50 basis points to 49.7% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due in part to the adverse impact of the Cybersecurity Incident on our patient revenues during the period. Salaries, wages and benefits expense for the six months ended June 30, 2022 and 2021 included stock‑based compensation expense of $26 million and $22 million, respectively.

Supplies
Same‑hospital supplies expense decreased $41 million, or 6.4%, in the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to lower patient volumes and our cost-efficiency measures, including those described below, partially offset by the increased cost of certain supplies as a result of the COVID‑19 pandemic and growth in our higher‑acuity, supply‑intensive surgical services. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 30 basis points to 17.2% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to our continued focus on cost-efficiency measures. We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements.

Same‑hospital supplies expense decreased $63 million, or 5.1%, in the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to the same factors that impacted the three‑month period ended June 30, 2022. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 60 basis points to 16.6%

in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to our continued focus on cost-efficiency measures.

Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $5 million, or 0.6%, in the three months ended June 30, 2022 compared to the same period in 2021. Same‑hospital other operating expenses as a percentage of net operating revenues increased by 140 basis points to 23.6% for the three months ended June 30, 2022 compared to 22.2% for the three months ended June 30, 2021, primarily due to the decrease in our patient volumes and the proportionally higher level of fixed costs (e.g., rent expense) in other operating expenses.

Same‑hospital other operating expenses decreased by $77 million, or 4.6%, in the six months ended June 30, 2022 compared to the same period in 2021. The changes in other operating expenses included:

•net gains from the sale of long-lived assets of $71 million; and

•decreased malpractice expense of $18 million.

Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 70 basis points to 22.2% in the six months ended June 30, 2022 compared to 22.9% for the six months ended June 30, 2021, primarily due to the net gains from the sale of long-lived assets noted above.

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

Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (165 of 434 facilities at June 30, 2022), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 269 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within net income available to noncontrolling interests.

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

Our Ambulatory Care segment operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 62% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.

Results of Operations
The following table summarizes certain statement of operations items:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021		2022	2021
Net operating revenues	$771	$664	16.1%	$1,509	$1,310	15.2%
Grant income	$2	$15	(86.7)%	$4	$22	(81.8)%
Equity in earnings of unconsolidated affiliates	$52	$49	6.1%	$94	$87	8.0%
Salaries, wages and benefits	$201	$169	18.9%	$395	$343	15.2%
Supplies	$205	$169	21.3%	$406	$326	24.5%
Other operating expenses, net	$100	$95	5.3%	$205	$198	3.5%

Revenues
Ambulatory Care net operating revenues increased by $107 million, or 16.1%, during the three months ended June 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $83 million, as well as an increase in same‑facility net operating revenues of $32 million due primarily to negotiated commercial rate increases. These increases were partially offset by a decrease of $8 million due primarily to the sale of the Ambulatory Care segment’s urgent care centers to a third party in April 2021. Our Ambulatory Care segment also recognized grant income from federal grants totaling $2 million and $15 million during the three months ended June 30, 2022 and 2021, respectively, which is not included in net operating revenues.

Ambulatory Care net operating revenues increased by $199 million, or 15.2%, during the six months ended June 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $174 million, as well as an increase in same‑facility net operating revenues of $84 million due primarily to higher surgical patient volumes and negotiated commercial rate increases. These increases were partially offset by a decrease of $59 million due primarily to the aforementioned sale of urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Our Ambulatory Care segment also recognized grant income from federal grants totaling $4 million and $22 million during the six months ended June 30, 2022 and 2021, respectively, which is not included in net operating revenues.

Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $32 million, or 18.9%, during the three months ended June 30, 2022 compared to the same period in 2021. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $27 million, as well as an increase in same‑facility salaries, wages and benefits expense of $10 million due primarily to higher surgical patient volumes. These increases were partially offset by a decrease of $5 million due primarily to the aforementioned sale of urgent care centers. Salaries, wages and benefits expense included $3 million of stock‑based compensation in each of the three‑month periods ended June 30, 2022 and 2021.

Salaries, wages and benefits expense increased by $52 million, or 15.2%, during the six months ended June 30, 2022 compared to the same period in 2021. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $53 million and an increase in same‑facility salaries, wages and benefits expense of $27 million due primarily to higher surgical patient volumes, partially offset by a decrease of $28 million due to the aforementioned sale of urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Salaries, wages and benefits expense included $6 million of stock‑based compensation expense in each of the six‑month periods ended June 30, 2022 and 2021.

Supplies
Supplies expense increased by $36 million, or 21.3%, during the three months ended June 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $31 million, as well as an increase in same‑facility supplies expense of $5 million due primarily to additional costs driven by the higher level of patient acuity and higher pricing of certain supplies as a result of the COVID‑19 pandemic.

Supplies expense increased by $80 million, or 24.5%, during the six months ended June 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $63 million, as well as an increase in same‑facility supplies expense of $20 million due primarily to an increase in surgical cases at our consolidated centers, additional costs driven by the higher level of patient acuity, and higher pricing of certain supplies as a result of the COVID‑19 pandemic, partially offset by a decrease of $3 million due to the aforementioned sale of urgent care centers and the transfer of imaging centers to the Hospital Operations segment.

Other Operating Expenses, Net
Other operating expenses increased by $5 million, or 5.3%, during the three months ended June 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $8 million, partially offset by a decrease in same‑facility other operating expenses of $1 million and a decrease of $2 million due to the sale of the Ambulatory Care segment’s urgent care centers.

Other operating expenses increased by $7 million, or 3.5%, during the six months ended June 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $20 million and an increase in same‑facility other operating expenses of $4 million, partially offset by a decrease of $17 million due to the aforementioned sale of urgent care centers and the transfer of imaging centers to the Hospital Operations segment.

Facility Growth
The following table summarizes the year‑over‑year changes in our same‑facility revenue and cases on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities. While we do not record the revenues of unconsolidated facilities, we believe this information is important in understanding the financial performance of our Ambulatory Care segment because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates.

Ambulatory Care Facility Growth	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net revenues	2.8%	5.8%
Cases	(0.9)%	3.3%
Net revenue per case	3.7%	2.5%

Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not‑for‑profit health system partner. Accordingly, as of June 30, 2022, the majority of facilities in our Ambulatory Care segment are operated in this model.

The table below summarizes the amounts we paid to acquire various ownership interests in ambulatory care facilities:

	Six Months Ended June 30,		Increase (Decrease)
Type of Ownership Interests Acquired	2022	2021
Controlling interests	$66	$63	$3
Noncontrolling interests	—	1	(1)
Equity investment in unconsolidated affiliates and consolidated facilities	14	6	8
Total	$80	$70	$10

The table below provides information about the ownership structure of the facilities operated by our Ambulatory Care segment:

Ownership Structure of Ambulatory Care Facilities	June 30, 2022
Owned with a health system partner	201
Owned without a health system partner	233
Total	434

The table below reflects the change in the number of facilities operated by our Ambulatory Care segment since December 31, 2021:

Six Months Ended June 30, 2022
Acquisitions	7
De novo	6
Dispositions/Mergers	(2)
Total increase in number of facilities operated	11

During the six months ended June 30, 2022, we acquired controlling interests in three ASCs located in Florida and one in each of Arizona and New Hampshire. We paid cash totaling $37 million for these acquisitions, which are jointly owned with physicians. During the same period in 2022, we acquired a noncontrolling interest in one ASC located in each of New Jersey and Texas.

Also during the six months ended June 30, 2022, we acquired controlling interests in nine previously unconsolidated ASCs (including seven SCD Centers), two of which are located in each of Florida and Pennsylvania and one in each of Indiana, Maryland, Michigan, Texas and Wisconsin. We paid an aggregate of $29 million to acquire controlling interests in these facilities. Following our acquisition of a controlling interest in the Texas ASC, we contributed our ownership interest in it to our subsidiary Texas Health Ventures Group, L.L.C.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the six months ended June 30, 2022, we invested approximately $14 million in such transactions.

Conifer Segment
Revenues
Our Conifer segment generated net operating revenues of $333 million and $319 million during the three months ended June 30, 2022 and 2021, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. The increase in Conifer’s net operating revenues was $14 million, or 4.4%. Conifer’s revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $27 million, or 13.8%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to contractual rate increases and new business expansion.

Our Conifer segment generated net operating revenues of $657 million and $629 million during the six months ended June 30, 2022 and 2021, respectively. The increase in Conifer’s net operating revenues was $28 million, or 4.5%. Conifer revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $48 million, or 12.5%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by contractual rate increases and new business expansion, as well as the transition of the five Miami‑area hospitals sold in August 2021 to a third‑party client.

Salaries, Wages and Benefits
Salaries, wages and benefits expense for Conifer increased $3 million, or 1.8%, in the three months ended June 30, 2022 compared to the same period in 2021, and increased $1 million, or 0.3%, in the six months ended June 30, 2022 compared to the same period in 2021. The increase in both periods was primarily due to new business expansion, planned staffing increases and annual merit increases for certain of our employees. Salaries, wages and benefits expense included stock‑based compensation expense of $1 million in each of the three‑month periods ended June 30, 2022 and 2021, and $2 million in each of the six‑month periods ended June 30, 2022 and 2021.

Other Operating Expenses, Net
Other operating expenses for Conifer increased $8 million, or 13.8%, in the three months ended June 30, 2022 compared to the same period in 2021. Other operating expenses for Conifer increased $18 million, or 16.2%, in the six months ended June 30, 2022 compared to the same period in 2021. The increase in each period was primarily due to higher vendor fees and recruiting expenses in 2022.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated:
Impairment charges	$5	$1	$6	$1
Restructuring charges	49	18	61	34
Acquisition-related costs	3	1	6	5
Total impairment and restructuring charges, and acquisition-related costs	$57	$20	$73	$40

By segment:
Hospital Operations	$42	$10	$54	$20
Ambulatory Care	5	4	8	8
Conifer	10	6	11	12
Total impairment and restructuring charges, and acquisition-related costs	$57	$20	$73	$40

During the three and six months ended June 30, 2022, restructuring charges consisted of $16 million and $21 million, respectively, of employee severance costs, $3 million and $5 million, respectively, related to the transition of various administrative functions to our GBC, $21 million and $22 million, respectively, related to contract and lease termination fees, and $9 million and $13 million, respectively, of other restructuring costs. Acquisition‑related costs consisted entirely of transaction costs during both periods.

During the three and six months ended June 30, 2021, restructuring charges consisted of $6 million and $10 million, respectively, of employee severance costs, $6 million and $12 million, respectively, related to the transition of various administrative functions to our GBC, and $6 million and $12 million, respectively, of other restructuring costs. Acquisition‑related costs consisted entirely of transaction costs during both periods.

Litigation and Investigation Costs
Litigation and investigation costs during the three months ended June 30, 2022 and 2021 were $18 million and $22 million, respectively, and $38 million and $35 million during the six months ended June 30, 2022 and 2021, respectively.

Interest Expense
Interest expense for the three and six months ended June 30, 2022 was $222 million and $449 million, respectively, compared to $235 million and $475 million for the same periods in 2021.

Loss from Early Extinguishment of Debt
During the three and six months ended June 30, 2022, we incurred aggregate losses from early extinguishment of debt of $66 million and $109 million, respectively. These losses related to the redemption of our 7.500% senior secured first lien notes due 2025 (“2025 Senior Secured First Lien Notes”) in February 2022, open market purchases of our 2023 Senior Unsecured Notes during the six months ended June 30, 2022 and the redemption in full of the 2023 Senior Unsecured Notes in June 2022, in all cases in advance of the notes’ maturity date.

Loss from early extinguishment of debt was $31 million and $54 million for the three and six months ended June 30, 2021, respectively. These losses related to our retirement of approximately $1.888 billion aggregate principal amount of certain of our senior unsecured and senior secured first lien notes in advance of their maturity dates during the six months ended June 30, 2021.

In all of the 2022 and 2021 periods, the losses from early extinguishment of debt primarily related to the difference between the purchase prices and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

Income Tax Expense
During the three months ended June 30, 2022, we recorded income tax expense of $86 million in continuing operations on pre-tax income of $265 million compared to $61 million on pre-tax income of $319 million during the prior‑year period. During the six months ended June 30, 2022, we recorded income tax expense of $185 million in continuing operations on pre‑tax income of $643 million compared to $106 million on pre-tax income of $586 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, we recorded income tax expense of $77 million to increase the valuation allowance for interest expense carryforwards, including $39 million due to a change in the business interest expense disallowance rules in 2022.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Tax expense at statutory federal rate of 21%	$56	$67	$135	$123
State income taxes, net of federal income tax benefit	11	14	25	26
Tax benefit attributable to noncontrolling interests	(28)	(28)	(57)	(53)
Nondeductible goodwill	1	7	1	7
Stock-based compensation tax benefit	(1)	(2)	(3)	(3)
Changes in valuation allowance	45	—	77	—
Other items	2	3	7	6
Income tax expense	$86	$61	$185	$106

Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $141 million for the three months ended June 30, 2022 compared to $138 million for the three months ended June 30, 2021. Net income available to noncontrolling interests for the 2022 period was comprised of $114 million related to our Ambulatory Care segment, $8 million related to our Hospital Operations segment, and $19 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $5 million related to the minority interest Baylor held in USPI until June 30, 2022.

Net income available to noncontrolling interests was $281 million for the six months ended June 30, 2022 compared to $263 million for the six months ended June 30, 2021. Net income available to noncontrolling interests for the six months ended June 30, 2022 was comprised of $213 million related to our Ambulatory Care segment, $33 million related to our Hospital Operations segment and $35 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $9 million related to the minority interest Baylor held in USPI until June 30, 2022.

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

The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income available to Tenet Healthcare Corporation common shareholders	$38	$119	$178	$216
Less: Net income available to noncontrolling interests	(141)	(138)	(281)	(263)
Income (loss) from discontinued operations, net of tax	—	(1)	1	(1)
Income from continuing operations	179	258	458	480
Income tax expense	(86)	(61)	(185)	(106)
Loss from early extinguishment of debt	(66)	(31)	(109)	(54)
Other non-operating income (expense), net	—	(1)	—	9
Interest expense	(222)	(235)	(449)	(475)
Operating income	553	586	1,201	1,106
Litigation and investigation costs	(18)	(22)	(38)	(35)
Net gains on sales, consolidation and deconsolidation of facilities	1	15	—	15
Impairment and restructuring charges, and acquisition-related costs	(57)	(20)	(73)	(40)
Depreciation and amortization	(216)	(221)	(419)	(445)
Adjusted EBITDA	$843	$834	$1,731	$1,611

Net operating revenues	$4,638	$4,954	$9,383	$9,735

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	0.8%	2.4%	1.9%	2.2%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	18.2%	16.8%	18.4%	16.5%

LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
There have been no material changes to our obligations to make future cash payments under scheduled contractual obligations, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the matters set forth below under “Other Contractual Obligations” and the additional lease obligations and the long‑term debt transactions disclosed in Notes 1 and 6, respectively, to our accompanying Condensed Consolidated Financial Statements.

Long-Term Debt
At June 30, 2022, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.81x, or 3.92x if adjusted to include outstanding obligations arising from cash advances received from Medicare pursuant to COVID‑19 relief legislation. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. In the year ending December 31, 2023 and beyond, we may also consider share repurchases depending on market conditions and other investment opportunities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of our Q1’22 Report.

Interest payments, net of capitalized interest, were $416 million and $486 million in the six months ended June 30, 2022 and 2021, respectively.

Other Contractual Obligations
Baylor Put/Call Agreement—As previously discussed in our Annual Report, our put/call agreement (the “Baylor Put/Call Agreement”) with Baylor contained put and call options with respect to the 5% ownership interest Baylor held in USPI. The Baylor Put/Call Agreement gave Baylor the option to annually put up to one-third of its total shares in USPI (the “Baylor Shares”) over a period of three years beginning in 2021. We had the right to call the difference between the number of shares Baylor put each year and the maximum number of shares it could have put.

In each of 2021 and 2022, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares for that year (66.6% in total). In June 2022, we entered into an agreement with Baylor (the “Share Purchase Agreement”) to complete the purchase of the Baylor Shares we called in 2021 and 2022 and to accelerate the acquisition of the remaining Baylor Shares eligible to be put/called in 2023. Under the terms of the Share Purchase Agreement, we agreed to pay Baylor $406 million to buy its entire 5% voting ownership interest in USPI. We paid $11 million upon execution of the Share Purchase Agreement and will make 35 additional non-interest bearing monthly payments of approximately $11 million beginning in August 2022. At June 30, 2022, we had liabilities of $124 million recorded in other current liabilities and $253 million in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet for the purchase of these shares.

Investment in the SCD Centers—USPI continues to make offers in an ongoing process to acquire a portion of the equity interests in certain of the SCD Centers from the physician owners for consideration of up to approximately $250 million. During the six months ended June 30, 2022, we made aggregate payments of $25 million to acquire controlling interests in seven SCD Centers. We cannot reasonably predict how many additional physician owners will accept our offers to acquire a portion of their equity, nor the timing or amount of any remaining payments. We expect to fund these payments using cash on hand.

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $230 million of standby letters of credit outstanding and guarantees at June 30, 2022.

Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings or hospitals, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $307 million and $243 million in the six months ended June 30, 2022 and 2021, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2022 will total approximately $725 million to $775 million, including $95 million that was accrued as a liability at December 31, 2021.

Income tax payments, net of tax refunds, were $140 million in the six months ended June 30, 2022 compared to $34 million in the six months ended June 30, 2021.

SOURCES AND USES OF CASH
Our liquidity for the six months ended June 30, 2022 was primarily derived from net cash provided by operating activities and cash on hand. During the six months ended June 30, 2022, we also received supplemental funds from federal and state grants provided under COVID‑19 relief legislation. We had $1.351 billion of cash and cash equivalents on hand at June 30, 2022 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.500 billion based on our borrowing base calculation at June 30, 2022.

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

Net cash provided by operating activities was $347 million in the six months ended June 30, 2022 compared to $779 million in the six months ended June 30, 2021. Key factors contributing to the change between the 2022 and 2021 periods include the following:

•$475 million of Medicare advances recouped in the six months ended June 30, 2022 compared to $152 million recouped during the same period in 2021;

•$104 million of cash received from grants in the six months ended June 30, 2022 compared to $36 million received in the six months ended June 30, 2021;

•Lower interest payments of $70 million in 2022 period;

•Higher income tax payments of $106 million in the 2022 period;

•Decreased cash receipts of $56 million related to supplemental Medicaid programs in California and Texas; and

•The timing of other working capital items.

We used net cash of $200 million and $195 million in investing activities during the six months ended June 30, 2022 and 2021, respectively. This $5 million additional use of cash between the 2022 and 2021 periods was attributable to an increase in capital expenditures of $64 million and a $22 million increase in cash used for purchases of marketable securities. These changes were partially offset by an increase in proceeds from the sale of facilities and other assets of $85 million, primarily related to the sale of several medical office buildings in the first quarter of 2022.

Net cash used in financing activities was $1.160 billion for the six months ended June 30, 2022 compared to $836 million for the six months ended June 30, 2021. Financing activity during the six months ended June 30, 2022 included payments of $2.744 billion to early retire our long-term debt, including $1.933 billion paid to redeem all $1.872 billion of aggregate principal amount outstanding on our 2023 Senior Unsecured Notes and $730 million paid to redeem all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes. In addition, distributions to noncontrolling interest holders increased $98 million, primarily due to the distribution of $61 million for minority interest holders’ portion of the proceeds received from the sale of several medical office buildings. These factors were partially offset by proceeds of $2.000 billion from the issuance of our 2030 Senior Secured First Lien Notes during the six months ended June 30, 2022.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At June 30, 2022, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. In March 2022, we amended the revolving credit facility to, among other things, (i) decrease the previous maximum aggregate revolving credit commitments from $1.900 billion to $1.500 billion, subject to borrowing availability, (ii) extend the scheduled maturity date from September 2024 to March 2027, and (iii) replace the London Interbank Offered Rate (LIBOR) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate. At June 30, 2022, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at June 30, 2022. We were in compliance with all covenants and conditions in our Credit Agreement at June 30, 2022.

Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. The scheduled maturity date of the LC Facility is September 12, 2024. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At June 30, 2022, we were in compliance with all covenants and conditions in the LC Facility, and we had $127 million of standby letters of credit outstanding thereunder.

Senior Unsecured Notes and Senior Secured Notes—On June 15, 2022, we issued $2.000 billion aggregate principal amount of our 2030 Senior Secured First Lien Notes. We will pay interest on the 2030 Senior Secured First Lien Notes semi‑annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2022. As further discussed below, we used a portion of the proceeds from the issuance of the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the redemption of our 2023 Senior Unsecured Notes.

Through a series of open‑market transactions during the six months ended June 30, 2022, we repurchased $124 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes using cash on hand. Following the issuance of our 2030 Senior Secured First Lien Notes, we used a portion of the proceeds to redeem the then-remaining $1.748 billion aggregate principal outstanding of the 2023 Senior Unsecured Notes in advance of their maturity date. In total, we paid $1.933 billion during the six months ended June 30, 2022 to retire our 2023 Senior Unsecured Notes in full and recorded aggregate losses from early extinguishment of debt of $71 million, primarily related to the difference between the purchase prices and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

On February 23, 2022, we redeemed all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes in advance of their maturity date. We paid $730 million from cash on hand to redeem the notes. In connection with the redemption, we recorded a loss from early extinguishment of debt of $38 million in the six months ended June 30, 2022, primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

For additional information regarding our long-term debt, see Note 6 to the accompanying Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.

LIQUIDITY
We continue to experience negative impacts of the COVID‑19 pandemic on our business in varying degrees. During the six months ended June 30, 2022, we were affected by a significant acceleration in COVID‑19 cases associated with the Omicron variant and subvariants. Future variants could similarly emerge and cause surges in COVID‑19 cases, which may adversely impact the local economies of areas we serve. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

We have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and changes in our service mix and revenue mix. These actions included the sale and redemption of various senior unsecured notes and senior secured notes, which eliminated any significant debt maturities until July 2024 and will reduce our future annual cash interest expense payments. In addition, we have continued cost-efficiency measures, as well as necessary cost reductions, to substantially offset incremental costs, including temporary staffing and premium pay, as well as higher supply costs for PPE. We have also sought to compensate for the COVID‑19 pandemic’s disruption of our patient volumes and service mix by growing our services for which demand has been more resilient, including our higher‑acuity service lines. While the length of time that will be required for our patient volumes and mix to return to pre-pandemic levels is unknown, especially demand for lower‑acuity services, we believe demand for our higher‑acuity service lines will continue to grow. We believe these actions, together with government relief packages, supported our ability to provide essential patient services during the initial uncertainty caused by the COVID‑19 pandemic and continue to do so.

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day‑to‑day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments, as well as cash disbursements required to respond to the COVID‑19 pandemic. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future may cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement and anticipated future cash provided by our operating activities should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to current and former joint venture partners, including those related to put/call arrangements and our Share Purchase Agreement with Baylor, and other presently known operating needs.

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

We consider our critical accounting estimates to be those that (i) involve significant judgments and uncertainties, (ii) require estimates that are more difficult for management to determine, and (iii) may produce materially different outcomes under different conditions or when using different assumptions.

Our critical accounting estimates have not changed from the description provided in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at June 30, 2022. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value

	(Dollars in Millions)
Fixed rate long-term debt	$69	$126	$1,462	$53	$2,129	$11,376	$15,215	$13,720
Average effective interest rates	4.4%	4.8%	4.7%	6.2%	4.9%	5.5%	5.3%

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

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2022 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

ITEM 6. EXHIBITS
    Unless otherwise indicated, the following exhibits are filed with this report:

(4)	(a)
Thirty-Ninth Supplemental Indenture, dated as of June 15, 2022, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 6.125% Senior Secured First Lien Notes due 2030 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 15, 2022)

(10)	Material Contracts

(a)
Exchange and Registration Rights Agreement, dated as of June 15, 2022, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K filed June 15, 2022)

(b) Tenet Healthcare 2019 Stock Incentive Plan, as amended by the First Amendment*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: July 29, 2022	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)