Form 10-Q
period 2022-09-30
TENET HEALTHCARE CORP
filed 2022-10-28
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐ No ☒
At October 21, 2022, there were 108,123,186 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,208	$2,364
Accounts receivable	2,826	2,770
Inventories of supplies, at cost	394	384
Income tax receivable	4	—
Other current assets	1,566	1,557
Total current assets	5,998	7,075
Investments and other assets	3,312	3,254
Deferred income taxes	55	65
Property and equipment, at cost, less accumulated depreciation and amortization ($6,295 at September 30, 2022 and $5,960 at December 31, 2021)	6,291	6,427
Goodwill	9,979	9,261
Other intangible assets, at cost, less accumulated amortization ($1,422 at September 30, 2022 and $1,374 at December 31, 2021)	1,441	1,497
Total assets	$27,076	$27,579
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$131	$135
Accounts payable	1,240	1,300
Accrued compensation and benefits	781	896
Professional and general liability reserves	279	254
Accrued interest payable	249	203
Contract liabilities	111	959
Other current liabilities	1,485	1,362
Total current liabilities	4,276	5,109
Long-term debt, net of current portion	14,962	15,511
Professional and general liability reserves	804	791
Defined benefit plan obligations	400	421
Deferred income taxes	235	36
Contract liabilities – long-term	14	15
Other long-term liabilities	1,810	1,439
Total liabilities	22,501	23,322
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,068	2,203
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 156,276,317 shares issued at September 30, 2022 and 155,520,691 shares issued at December 31, 2021	8	8
Additional paid-in capital	4,771	4,877
Accumulated other comprehensive loss	(229)	(233)
Accumulated deficit	(905)	(1,214)
Common stock in treasury, at cost, 48,327,503 shares at September 30, 2022 and 48,331,649 shares at December 31, 2021	(2,410)	(2,410)
Total shareholders’ equity	1,235	1,028
Noncontrolling interests	1,272	1,026
Total equity	2,507	2,054
Total liabilities and equity	$27,076	$27,579

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net operating revenues	$4,801	$4,894	$14,184	$14,629
Grant income	54	3	154	53
Equity in earnings of unconsolidated affiliates	51	45	151	141
Operating expenses:
Salaries, wages and benefits	2,230	2,209	6,538	6,690
Supplies	817	827	2,413	2,490
Other operating expenses, net	1,018	1,051	2,966	3,177
Depreciation and amortization	209	209	628	654
Impairment and restructuring charges, and acquisition-related costs	24	15	97	55
Litigation and investigation costs	12	29	50	64
Net gains on sales, consolidation and deconsolidation of facilities	—	(412)	—	(427)
Operating income	596	1,014	1,797	2,120
Interest expense	(222)	(227)	(671)	(702)
Other non-operating income, net	6	7	6	16
Loss from early extinguishment of debt	—	(20)	(109)	(74)
Income from continuing operations, before income taxes	380	774	1,023	1,360
Income tax expense	(112)	(197)	(297)	(303)
Income from continuing operations, before discontinued operations	268	577	726	1,057
Discontinued operations:
Income from operations	—	1	1	—
Income from discontinued operations	—	1	1	—
Net income	268	578	727	1,057
Less: Net income available to noncontrolling interests	137	129	418	392
Net income available to Tenet Healthcare Corporation common shareholders	$131	$449	$309	$665
Amounts available to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$131	$448	$308	$665
Income from discontinued operations, net of tax	—	1	1	—
Net income available to Tenet Healthcare Corporation common shareholders	$131	$449	$309	$665
Earnings per share available to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$1.21	$4.18	$2.86	$6.23
Discontinued operations	—	0.01	0.01	—
	$1.21	$4.19	$2.87	$6.23
Diluted
Continuing operations	$1.16	$4.12	$2.81	$6.13
Discontinued operations	—	0.01	0.01	—
	$1.16	$4.13	$2.82	$6.13
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	107,923	107,050	107,732	106,727
Diluted	109,888	108,761	112,288	108,465

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$268	$578	$727	$1,057
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	2	7	8
Unrealized losses on debt securities held as available-for-sale	(1)	—	(4)	—
Foreign currency translation adjustments	2	1	3	1
Other comprehensive income before income taxes	3	3	6	9
Income tax expense related to items of other comprehensive income	(1)	—	(2)	(2)
Total other comprehensive income, net of tax	2	3	4	7
Comprehensive net income	270	581	731	1,064
Less: Comprehensive income available to noncontrolling interests	137	129	418	392
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$133	$452	$313	$672

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Net income	$727	$1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628	654
Deferred income tax expense	208	183
Stock-based compensation expense	47	43
Impairment and restructuring charges, and acquisition-related costs	97	55
Litigation and investigation costs	50	64
Net gains on sales, consolidation and deconsolidation of facilities	—	(427)
Loss from early extinguishment of debt	109	74
Equity in earnings of unconsolidated affiliates, net of distributions received	14	10
Amortization of debt discount and debt issuance costs	23	25
Pre-tax income from discontinued operations	(1)	—
Net gains from the sale of investments and long-lived assets	(115)	(16)
Other items, net	12	(7)
Changes in cash from operating assets and liabilities:
Accounts receivable	(39)	(202)
Inventories and other current assets	89	(111)
Income taxes	(59)	67
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(942)	(149)
Other long-term liabilities	(28)	8
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(157)	(116)
Net cash used in operating activities from discontinued operations, excluding income taxes	(1)	(1)
Net cash provided by operating activities	662	1,211
Cash flows from investing activities:
Purchases of property and equipment	(472)	(354)
Purchases of businesses or joint venture interests, net of cash acquired	(224)	(64)
Proceeds from sales of facilities and other assets	209	1,235
Proceeds from sales of marketable securities, long-term investments and other assets	61	18
Purchases of marketable securities and equity investments	(68)	(23)
Other items, net	(8)	(10)
Net cash provided by (used in) investing activities	(502)	802
Cash flows from financing activities:
Repayments of borrowings	(2,786)	(3,183)
Proceeds from borrowings	2,020	1,413
Debt issuance costs	(24)	(15)
Distributions paid to noncontrolling interests	(432)	(316)
Proceeds from the sale of noncontrolling interests	16	14
Purchases of noncontrolling interests	(61)	(19)
Medicare advances and grants received by unconsolidated affiliates, net of recoupment	—	(8)
Other items, net	(49)	(53)
Net cash used in financing activities	(1,316)	(2,167)
Net decrease in cash and cash equivalents	(1,156)	(154)
Cash and cash equivalents at beginning of period	2,364	2,446
Cash and cash equivalents at end of period	$1,208	$2,292
Supplemental disclosures:
Interest paid, net of capitalized interest	$(601)	$(664)
Income tax payments, net	$(148)	$(54)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our care delivery network includes our subsidiary USPI Holding Company, Inc. (“USPI”), which operated or had indirect ownership interests in approximately 440 ambulatory surgery centers and 24 surgical hospitals at September 30, 2022. We hold noncontrolling interests in 164 of these facilities, which are recorded using the equity method of accounting. We also operated 61 acute care and specialty hospitals, approximately 110 other outpatient facilities, a network of employed physicians and a Global Business Center (“GBC”) in Manila, Philippines at September 30, 2022. In addition, we operate Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, through our Conifer Holdings, Inc. subsidiary (“Conifer”).

Effective June 30, 2022, we purchased all of the shares previously held by Baylor University Medical Center (“Baylor”) in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 13 for additional information about this transaction.

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of USPI, which holds indirect ownership interests in and manages ambulatory surgery centers and surgical hospitals. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

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

Effective January 1, 2022, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”) using the modified retrospective method. Among other amendments, ASU 2020-06 changed the accounting for diluted earnings‑per‑share for convertible instruments and contracts that may be settled in cash or stock. ASU 2020-06 eliminated an entity’s ability to rebut the presumption of share settlement for convertible instruments and contracts that can be partially or fully settled in cash at the issuer’s election. Additionally, ASU 2020-06 requires that the if‑converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. As a result of our adoption of ASU 2020-06, diluted weighted average shares outstanding increased by one million and four million shares, respectively, and diluted earnings per share available to Tenet common shareholders decreased by $0.04 and $0.02, respectively, for the three and nine months ended September 30, 2022.

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

Operating results for the three and nine‑month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID‑19 pandemic on our operations, business, financial condition and cash flows; the impact of the demand for, and availability of, qualified medical personnel on compensation costs; the impact of cybersecurity incidents on our operations; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and other weather‑related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.

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

Certain prior-year amounts have been reclassified to conform to the current‑year presentation. Due to their increased significance, net gains from the sale of investments and long-lived assets are presented separately in the operating activities section of the accompanying Condensed Consolidated Statements of Cash Flows. In prior periods, this activity was included in other items, net within the operating activities section.

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

Grant Income–As detailed in the table below, we received cash payments from the PRF and state and local grant programs during the three and nine months ended September 30, 2022 and 2021. Grant funds received by our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate are included in cash flows from operating activities in our condensed consolidated statements of cash flows. Grant funds received by unconsolidated affiliates for which we provide cash management services (“Cash‑Managed Affiliates”) are included in cash flows from financing activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Grant funds received from COVID-19 relief programs:
Included in cash flows from operating activities:
Hospital Operations	$51	$2	$152	$29
Ambulatory Care	—	—	3	9
	$51	$2	$155	$38

Included in cash flows from financing activities:
Cash‑Managed Affiliates	$—	$—	$—	$27

To receive distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID‑related costs as defined by the U.S. Department of Health and Human Services (“HHS”), and that the providers will not seek collection of out‑of‑pocket payments from a COVID‑19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in‑network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by the Secretary of HHS. PRF funds not utilized by the established deadlines, generally 12 to 18 months after receipt of the grant funds, will be recouped by HHS.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Grant income recognized from COVID-19 relief programs:
Included in grant income:
Hospital Operations	$54	$2	$150	$30
Ambulatory Care	—	1	4	23
	$54	$3	$154	$53

Included in equity in earnings of unconsolidated affiliates:
Unconsolidated affiliates	$—	$1	$—	$12

At both September 30, 2022 and December 31, 2021, we had remaining deferred grant payment balances of $5 million, which amounts were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for those periods.

Medicare Accelerated Payment Program (MAPP)–In certain circumstances, when a healthcare facility is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the MAPP. The COVID Acts revised the MAPP to disburse payments to healthcare providers more quickly and to allow recipients to retain the advance payments for one year from the date of receipt before recoupment commenced through offsets of Medicare claims payments. Recipients were also permitted to repay the advance payments at any time. Our Hospital Operations and Ambulatory Care segments both received advance payments from the MAPP following its expansion under the COVID Acts in the year ended December 31, 2020; however, no additional advances were received during the nine months ended September 30, 2022 or 2021.

The table below summarizes MAPP advances received in prior periods that were repaid or recouped during the three and nine months ended September 30, 2022 and 2021. Advances to our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate were recouped through a reduction of their respective Medicare claims payments and, together with any repayments, are presented in cash flows from operating activities in our condensed consolidated statements of cash flows. Advance payments to our Cash‑Managed Affiliates were recouped through a reduction of those affiliates’ Medicare claims payments and, together with any repayments, are presented in cash flows from financing activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
MAPP advances repaid or recouped:
Included in cash flows from operating activities:
Hospital Operations	$403	$161	$876	$302
Ambulatory Care	2	13	4	24
	$405	$174	$880	$326

Included in cash flows from financing activities:
Cash‑Managed Affiliates	$—	$14	$—	$26

During the three months ended September 30, 2022, all of the remaining MAPP advances we received were fully repaid or recouped, which resulted in no outstanding liability at September 30, 2022. In the accompanying Condensed Consolidated Balance Sheets, advances totaling $880 million were included in contract liabilities at December 31, 2021.

Deferral of Employment Tax Payments–The COVID Acts permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We paid the first half of the Social Security taxes we deferred in 2020 in December 2021. At both September 30, 2022 and December 31, 2021, deferred Social Security tax payments totaling $128 million were included in accrued compensation and benefits in the accompanying Condensed Consolidated Balance Sheets.

Leases
During the three months ended March 31, 2022, we sold several medical office buildings held in our Hospital Operations segment for net cash proceeds of $147 million and concurrently entered into operating lease agreements to continue use of the facilities. We recognized a gain of $69 million from the sale of these buildings, included in other operating expenses, net in the accompanying Condensed Consolidated Statement of Operations, and we recognized right-of-use assets and operating lease obligations of $109 million, in each case in the three months ended March 31, 2022.

During the nine months ended September 30, 2022 and 2021, we recorded right‑of‑use assets related to non‑cancellable finance leases of $64 million and $81 million, respectively, and related to non‑cancellable operating leases of $296 million and $121 million, respectively.

Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $1.208 billion and $2.364 billion at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, our book overdrafts were $197 million and $226 million, respectively, which were classified as accounts payable. At September 30, 2022 and December 31, 2021, $145 million and $188 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.

Also at September 30, 2022 and December 31, 2021, we had $71 million and $95 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $59 million and $88 million, respectively, were included in accounts payable.

In June 2022, we acquired all of Baylor’s 5% voting ownership interest in USPI. We paid $11 million from cash on hand and recognized a liability of $377 million, the present value of the liability on the acquisition date, for the remainder of the purchase price. We recorded reductions in redeemable noncontrolling interest of $365 million for the carrying value of Baylor’s ownership interest and $23 million to additional paid-in capital for the difference between the carrying value and present value of the purchase price for the shares on the acquisition date. This has been reflected as noncash financing activity in the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022. Payments made subsequent to the transaction’s close are reflected as cash activity within the financing section of our condensed consolidated statement of cash flows. See Note 13 for additional information about this transaction.

Other Intangible Assets
The following tables provide information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2022:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,764	$(1,203)	$561
Contracts	294	(141)	153
Other	94	(78)	16
Total other intangible assets with finite lives	2,152	(1,422)	730

Other intangible assets with indefinite useful lives:
Trade names	102	—	102
Contracts	603	—	603
Other	6	—	6
Total other intangible assets with indefinite lives	711	—	711
Total other intangible assets	$2,863	$(1,422)	$1,441

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2021:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,770	$(1,165)	$605
Contracts	295	(128)	167
Other	95	(81)	14
Total other intangible assets with finite lives	2,160	(1,374)	786

Other intangible assets with indefinite useful lives:
Trade names	102	—	102
Contracts	602	—	602
Other	7	—	7
Total other intangible assets with indefinite lives	711	—	711
Total other intangible assets	$2,871	$(1,374)	$1,497

Estimated future amortization of intangibles with finite useful lives at September 30, 2022 was as follows:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2022	2023	2024	2025	2026
Amortization of intangible assets	$730	$47	$127	$124	$102	$82	$248

We recognized amortization expense of $132 million and $139 million in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021, respectively.

Other Current Assets
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

	September 30, 2022	December 31, 2021
Prepaid expenses	$358	$252
Contract assets	198	199
Receivables from government programs	434	627
Guarantees	138	104
Non-patient receivables	356	321
Other	82	54
Total other current assets	$1,566	$1,557

Investments in Unconsolidated Affiliates
We control 300 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment holds ownership interests in (164 of 464 at September 30, 2022), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. No grant income was recognized during the three and nine months ended September 30, 2022 by our unconsolidated affiliates. Equity in earnings of unconsolidated affiliates included $1 million and $12 million of grant income for the three and nine months ended September 30, 2021, respectively.

Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts below include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net operating revenues	$788	$720	$2,351	$2,065
Net income	$192	$178	$554	$540
Net income available to the investees	$109	$108	$316	$325

NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	September 30, 2022	December 31, 2021
Patient accounts receivable	$2,638	$2,600
Estimated future recoveries	144	137
Net cost report settlements receivable and valuation allowances	44	33
	$2,826	$2,770

We participate in various provider fee programs, which help reduce the amount of uncompensated care from indigent patients and those covered by Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program:

	September 30, 2022	December 31, 2021
Assets:
Other current assets	$287	$370
Investments and other assets	$301	$213

Liabilities:
Other current liabilities	$150	$123
Other long-term liabilities	$62	$60

The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Estimated costs for:
Uninsured patients	$131	$181	$389	$507
Charity care patients	22	25	62	74
Total	$153	$206	$451	$581

NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021. Approximately 91% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

As discussed in Note 1, our Hospital Operations segment received advance payments from the MAPP following its expansion under the COVID Acts in 2020; however, no additional advances were received during the nine months ended September 30, 2022 or 2021. All remaining MAPP advances received by our Hospital Operations segment were either repaid or recouped during the nine months ended September 30, 2022, which resulted in no outstanding liability at September 30, 2022. The remaining advance payments at December 31, 2021 were recorded as contract liabilities in the accompanying Condensed Consolidated Balance Sheets.

The opening and closing balances of contract assets and contract liabilities for our Hospital Operations segment were as follows:

	Contract Assets	Contract Liabilities – Current Advances from Medicare	Contract Liabilities – Long-Term Advances from Medicare
December 31, 2021	$181	$876	$—
September 30, 2022	181	—	—
Decrease	$—	$(876)	$—

December 31, 2020	$208	$510	$819
September 30, 2021	190	1,031	—
Increase (decrease)	$(18)	$521	$(819)

During the nine months ended September 30, 2022 and 2021, $876 million and $302 million, respectively, of Medicare advance payments included in the opening contract liabilities balance for our Hospital Operations segment were either repaid or recouped through a reduction of our Medicare claims payments.

Ambulatory Care Segment
Our Ambulatory Care segment also received advance payments from the expanded MAPP during the year ended December 31, 2020; however, no additional advances were received during the nine months ended September 30, 2022 or 2021. All remaining MAPP advances received by our Ambulatory Care segment were either repaid or recouped during the nine months ended September 30, 2022, which resulted in no outstanding liability at September 30, 2022. The remaining advance payments at December 31, 2021 were recorded as contract liabilities in the accompanying Condensed Consolidated Balance Sheets.

The opening and closing balances of contract liabilities for our Ambulatory Care segment were as follows:

	Contract Liabilities – Current Advances from Medicare	Contract Liabilities – Long-Term Advances from Medicare
December 31, 2021	$4	$—
September 30, 2022	—	—
Decrease	$(4)	$—

December 31, 2020	$93	$83
September 30, 2021	113	—
Increase (decrease)	$20	$(83)

During the nine months ended September 30, 2022 and 2021, $4 million and $24 million, respectively, of Medicare advance payments included in the opening contract liabilities balance for our Ambulatory Care segment were either repaid or recouped through a reduction of Medicare claims payments. Additionally, $26 million of Medicare advance payments received by our Cash‑Managed Affiliates and included in the opening contract liabilities balance were either repaid or recouped in the same manner during the nine months ended September 30, 2021. No amounts were repaid or recouped from our Cash‑Managed Affiliates during the nine months ended September 30, 2022.

Conifer Segment
Conifer enters into contracts with clients to provide revenue cycle management and other services, such as value‑based care, consulting and engagement solutions. The payment terms and conditions in Conifer’s client contracts vary. In some cases, clients are invoiced in advance and (for other than fixed‑price fee arrangements) a true‑up to the actual fee is included on a subsequent invoice. In other cases, payment is due in arrears. In addition, some contracts contain performance incentives, penalties and other forms of variable consideration. When the timing of Conifer’s delivery of services is different from the timing of payments made by its clients, Conifer recognizes either unbilled revenue (performance precedes contractual right to invoice the client) or deferred revenue (client payment precedes Conifer service performance). In the following table, clients that prepay prior to obtaining control/benefit of services are represented by deferred contract revenue until the performance obligations are satisfied. Unbilled revenue represents arrangements in which Conifer has provided services to a client, and the client has obtained control/benefit of these services prior to the contractual invoice date. Contracts with payment in arrears are recognized as receivables in the month the services are performed.

The opening and closing balances of Conifer’s receivables, contract assets and contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2021	$28	$18	$79	$15
September 30, 2022	22	16	111	14
Increase (decrease)	$(6)	$(2)	$32	$(1)

December 31, 2020	$56	$20	$56	$16
September 30, 2021	34	14	74	15
Increase (decrease)	$(22)	$(6)	$18	$(1)

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

In the nine months ended September 30, 2022 and 2021, Conifer recognized $55 million and $56 million, respectively, of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the services period.

Contract Costs
During both of the three‑month periods ended September 30, 2022 and 2021, we recognized amortization expense related to deferred contract setup costs of $1 million. During both of the nine‑month periods ended September 30, 2022 and 2021, we recognized amortization expense related to deferred contract setup costs of $3 million. At September 30, 2022 and December 31, 2021, the unamortized client contract costs were $24 million and $23 million, respectively, and were presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

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

The table below provides information on significant components of our business that have been recently disposed of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Significant disposals:
Income from continuing operations, before income taxes:
Miami-area hospitals and certain related operations	$1	$407	$9	$436

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

At September 30, 2022, our continuing operations consisted of three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

During the nine months ended September 30, 2022, we recorded impairment and restructuring charges and acquisition‑related costs of $97 million, primarily consisting of $78 million of restructuring charges, $9 million of impairment charges and $10 million of acquisition‑related costs. Restructuring charges consisted of $24 million of employee severance costs, $10 million related to the transition of various administrative functions to our GBC, $25 million of contract and lease termination fees, and $19 million of other restructuring costs. Impairment charges for the nine months ended September 30, 2022 were comprised of $5 million from our Hospital Operations segment and $2 million from each our Ambulatory Care and Conifer segments. Acquisition‑related costs consisted of $10 million of transaction costs.

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

NOTE 6. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Senior unsecured notes:
6.750% due 2023	$—	$1,872
6.125% due 2028	2,500	2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	770	770
4.625% due 2024	600	600
7.500% due 2025	—	700
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	—
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	448	443
Unamortized issue costs and note discounts	(137)	(151)
Total long-term debt	15,093	15,646
Less current portion	131	135
Long-term debt, net of current portion	$14,962	$15,511

Senior Unsecured Notes and Senior Secured Notes
On June 15, 2022, we issued $2.000 billion aggregate principal amount of 6.125% senior secured first lien notes, which will mature on June 15, 2030 (the “2030 Senior Secured First Lien Notes”). We will pay interest on the 2030 Senior Secured First Lien Notes semi‑annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2022. As further discussed below, we used a substantial portion of the issuance proceeds from the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the redemption of our 6.750% senior unsecured notes due 2023 (the “2023 Senior Unsecured Notes”).

Through a series of open‑market transactions during the six months ended June 30, 2022, we repurchased $124 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes using cash on hand. Following the issuance of our 2030 Senior Secured First Lien Notes, we used a substantial portion of the proceeds to redeem the then-remaining $1.748 billion aggregate principal outstanding of the 2023 Senior Unsecured Notes in advance of their maturity date. In total, we paid $1.933 billion during the six months ended June 30, 2022 to retire all $1.872 billion aggregate principal amount outstanding of our 2023 Senior Unsecured Notes, and we recorded aggregate losses from early extinguishment of debt of $71 million, primarily related to the difference between the purchase prices and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

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

Credit Agreement
We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended to date, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 22, 2022 and reduce the interest rate margins. In March 2022, we further amended our Credit Agreement to, among other things, (i) decrease the aggregate revolving credit commitments from the previous Increased Commitments to aggregate revolving credit commitments not to exceed $1.500 billion, subject to borrowing availability, (ii) extend the scheduled maturity date to March 16, 2027, and (iii) replace the London Interbank Offered Rate (LIBOR) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate. At September 30, 2022, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the revolving credit facility at September 30, 2022.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At September 30, 2022, we had $116 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES
At September 30, 2022, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $165 million. We had a total liability of $138 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2022.

At September 30, 2022, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $102 million. Of the total, $26 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in the accompanying Condensed Consolidated Balance Sheet at September 30, 2022.

NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021 include $47 million and $43 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2021	520,998	$23.90
Exercised	(60,051)	$28.26
Outstanding at September 30, 2022	460,947	$23.33	$13	5.4 years

There were 60,051 and 334,907 stock options exercised during the nine months ended September 30, 2022 and 2021, respectively, with aggregate intrinsic values of $4 million and $12 million, respectively. All outstanding options were vested and exercisable at September 30, 2022. We did not grant any stock options during the nine months ended September 30, 2022 or 2021.

The following table summarizes information about our outstanding stock options at September 30, 2022:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$18.99 to $20.609	293,796	4.9 years	$19.75
$20.61 to $35.430	167,151	6.3 years	$29.62
	460,947	5.4 years	$23.33

Restricted Stock Units
The following table summarizes activity with respect to restricted stock units (“RSUs”) during the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	2,171,202	$40.51
Granted	633,880	$81.25
Vested	(940,883)	$32.36
Forfeited	(94,728)	$53.02
Unvested at September 30, 2022	1,769,471	$64.97

In the nine months ended September 30, 2022, we granted an aggregate of 633,880 RSUs. Of these, 237,381 will vest and be settled ratably over a three‑year period from the grant date, 9,215 will vest and be settled ratably over a four‑year period from the grant date, 4,608 will vest on the second anniversary of the grant date, and 6,170 will vest evenly on the third and fourth anniversaries of the grant date. Also included in the aforementioned aggregate number of RSUs were 53,716 RSUs granted to our former Executive Chairman that were scheduled to vest and be settled ratably over 11 quarterly periods from the grant date, but the unvested portion of this grant vested and settled in October 2022 in accordance with the terms of the stock incentive plan. We also granted 35,482 RSUs to our non‑employee directors for the 2022-2023 board service year, which units vested immediately and will settle on the third anniversary of the grant date.

In addition, we granted 287,308 performance‑based RSUs in the nine months ended September 30, 2022; the vesting of these RSUs is contingent on our achievement of specified performance goals for the years 2022 to 2024. Provided the goals are achieved, the performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 287,308 units granted, depending on our level of achievement with respect to the performance goals. Included in the aforementioned aggregate number of performance-based RSUs were 53,716 RSUs granted to our former Executive Chairman that vested and settled at 100% in October 2022 in accordance with the terms of the stock incentive plan.

In the nine months ended September 30, 2021, we granted an aggregate of 884,468 RSUs, consisting of 547,421 RSUs that vest based on the passage of time, 297,309 RSUs that vest on a contingent basis, and 39,738 RSUs that were granted to our non‑employee directors and vested immediately. Of the 547,421 time‑based RSUs, 261,997 will vest and be settled ratably over a three‑year period from the grant date, 28,676 will vest and be settled on the third anniversary of the grant date, 53,341 will vest and be settled on the fourth anniversary of the grant date, and 14,192 vested and were settled on December 31, 2021. Also included in the aforementioned aggregate number of RSUs were 189,215 RSUs granted to our former Executive Chairman that were scheduled to vest and be settled ratably over eight quarterly periods from the grant date, but the unvested portion of this grant vested and settled in October 2022 in accordance with the terms of the stock incentive plan. The 39,738 RSUs granted to our non‑employee directors included 36,681 RSUs for the 2021‑2022 board service year, 1,372 RSUs for an initial grant to a then‑new member of our board of directors and 1,685 RSUs for a pro‑rata annual grant to the same board member. Both the initial grant and the annual grant vested immediately; however, the initial grant settles upon separation from the board, while the annual grant settles on the third anniversary of the grant date.

The vesting of 243,076 of the performance‑based RSUs granted the nine months ended September 30, 2021 is contingent on our achievement of specified performance goals for the years 2021 to 2023. Provided the goals are achieved, the performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 243,076 units granted, depending on our level of achievement with respect to the performance goals. In addition, we granted 53,341 performance‑based RSUs to a senior officer in September 2021. The vesting of this grant is contingent on our achievement of specified performance goals for the years 2021 to 2025 and is subject to the same vesting range as the performance‑based grants described above. Provided the goals are achieved, the performance‑based RSUs issued in September 2021 will vest and settle on the fourth anniversary of the grant date. During the nine months ended September 30, 2021, we also granted 892 RSUs that vested and settled immediately as a result of our level of achievement with respect to certain performance‑based RSUs granted in 2018.

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

	Nine Months Ended September 30,
	2022	2021
Expected volatility	39.6% - 68.1%	65.2% - 79.3%
Risk-free interest rate	1.0% - 1.7%	0.1% - 0.6%

At September 30, 2022, there were $51 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes RSU activity under the USPI Management Equity Plan during the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021	1,494,882	$34.13
Vested	(369,691)	$34.13
Forfeited	(144,614)	$34.13
Unvested at September 30, 2022	980,577	$34.13

No new grants were made under the USPI Management Equity Plan during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we granted 76,990 RSUs under the USPI Management Equity Plan. Twenty percent of these RSUs vested on the first anniversary of the grant date, 20% vests on the second anniversary, and the remaining 60% vests on the third anniversary of the grant date.

During the nine months ended September 30, 2022 and 2021, USPI paid $8 million and $5 million in cash, respectively, to repurchase a portion of the non‑voting common stock issued under the USPI Management Equity Plan. At September 30, 2022, there were 175,036 outstanding vested shares of non‑voting common stock eligible to be sold to USPI.

NOTE 9. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2021	107,189	$8	$4,877	$(233)	$(1,214)	$(2,410)	$1,026	$2,054
Net income	—	—	—	—	140	—	46	186
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(71)	(71)
Accretion of redeemable noncontrolling interests	—	—	(95)	—	—	—	—	(95)
Sales of businesses and noncontrolling interests, net	—	—	(7)	—	—	—	(1)	(8)
Stock-based compensation expense and issuance of common stock	499	—	(10)	—	—	—	—	(10)
Balances at March 31, 2022	107,688	$8	$4,765	$(233)	$(1,074)	$(2,410)	$1,000	$2,056
Net income	—	—	—	—	38	—	58	96
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(9)	—	—	—	—	(9)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(23)	—	—	—	7	(16)
Stock-based compensation expense and issuance of common stock	142	—	23	—	—	—	—	23
Balances at June 30, 2022	107,830	$8	$4,756	$(231)	$(1,036)	$(2,410)	$1,027	$2,114
Net income	—	—	—	—	131	—	63	194
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(58)	(58)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	2	—	—	—	240	242
Stock-based compensation expense and issuance of common stock	119	—	13	—	—	—	—	13
Balances at September 30, 2022	107,949	$8	$4,771	$(229)	$(905)	$(2,410)	$1,272	$2,507

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2020	106,070	$7	$4,844	$(281)	$(2,128)	$(2,414)	$909	$937
Net income	—	—	—	—	97	—	44	141
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive loss	—	—	—	(1)	—	—	—	(1)
Accretion of redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(3)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(10)	—	—	—	1	(9)
Stock-based compensation expense and issuance of common stock	617	1	10	—	—	1	—	12
Balances at March 31, 2021	106,687	$8	$4,841	$(282)	$(2,031)	$(2,413)	$893	$1,016
Net income	—	—	—	—	119	—	58	177
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Other comprehensive income	—	—	—	5	—	—	—	5
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests, net	—	—	3	—	—	—	—	3
Stock-based compensation expense and issuance of common stock	180	—	14	—	—	1	—	15
Balances at June 30, 2021	106,867	$8	$4,854	$(277)	$(1,912)	$(2,412)	$908	$1,169
Net income	—	—	—	—	449	—	56	505
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(51)	(51)
Other comprehensive income	—	—	—	3	—	—	—	3
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests, net	—	—	3	—	—	—	—	3
Stock-based compensation expense and issuance of common stock	202	—	9	—	—	1	—	10
Balances at September 30, 2021	107,069	$8	$4,862	$(274)	$(1,463)	$(2,411)	$913	$1,635

Our noncontrolling interests balances at September 30, 2022 and December 31, 2021 were comprised of $132 million and $128 million, respectively, from our Hospital Operations segment, and $1.140 billion and $898 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the nine months ended September 30, 2022 and 2021 in the tables above were comprised of $15 million and $16 million, respectively, from our Hospital Operations segment and $152 million and $142 million, respectively, from our Ambulatory Care segment.

NOTE 10. NET OPERATING REVENUES
Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to health systems, individual hospitals and physician practices, and other services revenues consist of revenues from value‑based care, consulting and engagement solutions.

The table below presents our sources of net operating revenues less implicit price concessions from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$575	$616	$1,773	$2,001
Medicaid	255	336	695	883
Managed care	2,408	2,567	7,227	7,592
Uninsured	36	33	110	140
Indemnity and other	183	159	508	527
Total	3,457	3,711	10,313	11,143
Other revenues(1)	321	319	908	929
Hospital Operations total prior to inter-segment eliminations	3,778	4,030	11,221	12,072
Ambulatory Care	806	666	2,315	1,976
Conifer	333	314	990	943
Inter-segment eliminations	(116)	(116)	(342)	(362)
Net operating revenues	$4,801	$4,894	$14,184	$14,629

(1)	Primarily physician practices revenues.

Adjustments for prior‑year cost report settlements and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the nine months ended September 30, 2022 and 2021 by $10 million and $21 million, respectively. Estimated cost report settlements and valuation allowances were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from the final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net patient service revenues	$772	$633	$2,217	$1,890
Management fees	28	21	81	64
Revenue from other sources	6	12	17	22
Net operating revenues	$806	$666	$2,315	$1,976

The table below presents the composition of net operating revenues for our Conifer segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue cycle services – Tenet	$113	$112	$333	$350
Revenue cycle services – other clients	198	178	589	522
Other services – Tenet	3	4	9	12
Other services – other clients	19	20	59	59
Net operating revenues	$333	$314	$990	$943

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

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2022	2023	2024	2025	2026
Performance obligations	$6,163	$181	$663	$591	$591	$591	$3,546

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

We also purchase cyber liability insurance from third parties. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information (the “Cybersecurity Incident”). We estimate that the Cybersecurity Incident had an adverse pre‑tax impact of approximately $100 million during the nine months ended September 30, 2022. This estimate includes the costs to remediate the issues, lost revenues from the associated business interruption and other related expenses. We have filed a claim within our policy limits. Insurance recoveries of $13 million related to this claim were received during the nine months ended September 30, 2022, $6 million of which were recorded as net operating revenues.

We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At September 30, 2022 and December 31, 2021, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.083 billion and $1.045 billion, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $197 million and $269 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021, respectively.

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

We record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and we can reasonably estimate the amount of the loss or a range of loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts, and other information and events pertaining to a particular matter, but are subject to significant uncertainty regarding numerous factors that could affect the ultimate loss levels. If a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. In cases where we have not disclosed an estimate, we have concluded that the loss is either not reasonably possible or the loss, or a range of loss, is not reasonably estimable, based on available information. Given the inherent uncertainties associated with these matters, especially those involving governmental agencies, and the indeterminate damages sought in some cases, we are unable to predict the ultimate liability we may incur from these matters, and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

Other Matters
In July 2019, certain of the entities that purchased the operations of Hahnemann University Hospital and St. Christopher’s Hospital for Children in Philadelphia from us commenced Chapter 11 bankruptcy proceedings. In the three months ended December 31, 2021, we established a reserve of $23 million for certain obligations related to the sale of the hospitals and the subsequent bankruptcy proceedings of the buyers. In the six months ended June 30, 2022, we made advance payments of approximately $1 million. In the three months ended September 30, 2022, the bankruptcy court approved a final settlement among the parties, and we made the remaining $22 million in payments to fully resolve this matter.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2022	$78	$50	$(88)	$3	$43
Nine Months Ended September 30, 2021	$26	$64	$(44)	$(5)	$41

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Our put/call agreement (the “Baylor Put/Call Agreement”) with Baylor contained put and call options with respect to the 5% ownership interest Baylor held in USPI until June 30, 2022. The Baylor Put/Call Agreement gave Baylor the option to annually put up to one-third of its total shares in USPI (the “Baylor Shares”) over a period of three years beginning in 2021. We had the right to call the difference between the number of shares Baylor put each year and the maximum number of shares it could have put. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet at December 31, 2021. During the nine months ended September 30, 2022 and 2021, we recognized accretion totaling $102 million and $7 million, respectively, and a corresponding decrease in additional paid-in capital related to Baylor’s minority interest in USPI.

In each of 2021 and 2022, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares for that year (66.6% in total). In June 2022, we entered into an agreement with Baylor (the “Share Purchase Agreement”) to complete the purchase of the Baylor Shares we called in 2021 and 2022 and to accelerate the acquisition of the remaining Baylor Shares eligible to be put/called in 2023. Under the terms of the Share Purchase Agreement, we agreed to pay Baylor $406 million to buy its entire 5% voting ownership interest in USPI. We paid $11 million upon execution of the Share Purchase Agreement and will make 35 additional non-interest bearing monthly payments of approximately $11 million, which payments commenced in August 2022. We recorded the present value of the purchase price as a liability on our balance sheet, with an offset to redeemable noncontrolling interest of $365 million for the carrying amount of the shares and $23 million to additional paid‑in capital for the difference between the carrying value and present value of the purchase price for the shares. At September 30, 2022, we had liabilities of $135 million recorded in other current liabilities and $222 million in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet for the purchase of these shares.

The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Nine Months Ended September 30,
	2022	2021
Balances at beginning of period	$2,203	$1,952
Net income	251	234
Distributions paid to noncontrolling interests	(265)	(161)
Accretion of redeemable noncontrolling interests	104	11
Purchases and sales of businesses and noncontrolling interests, net	(225)	12
Balances at end of period	$2,068	$2,048

Distributions paid to noncontrolling interests during the nine months ended September 30, 2022 included $61 million of proceeds related to the sale of several medical office buildings previously owned by our Hospital Operations segment.

The following table presents the composition by segment of our redeemable noncontrolling interests balances:

	September 30, 2022	December 31, 2021
Hospital Operations	$235	$297
Ambulatory Care	1,296	1,425
Conifer	537	481
Redeemable noncontrolling interests	$2,068	$2,203

The following table presents our net income available to redeemable noncontrolling interests by segment:

	Nine Months Ended September 30,
	2022	2021
Hospital Operations	$23	$18
Ambulatory Care	172	164
Conifer	56	52
Net income available to redeemable noncontrolling interests	$251	$234

NOTE 14. INCOME TAXES
During the three months ended September 30, 2022, we recorded income tax expense of $112 million in continuing operations on pre-tax income of $380 million compared to $197 million on pre-tax income of $774 million during the three months ended September 30, 2021. During the nine months ended September 30, 2022, we recorded income tax expense of $297 million in continuing operations on pre-tax income of $1.023 billion compared to $303 million on pre-tax income of $1.360 billion during the nine months ended September 30, 2021. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Tax expense at statutory federal rate of 21%	$80	$163	$215	$286
State income taxes, net of federal income tax benefit	15	29	40	56
Tax benefit attributable to noncontrolling interests	(29)	(26)	(86)	(79)
Nondeductible goodwill	—	28	1	35
Stock-based compensation tax benefit	(1)	(1)	(4)	(4)
Changes in valuation allowance	36	—	113	—
Other items	11	4	18	9
Income tax expense	$112	$197	$297	$303

During the nine months ended September 30, 2022, we recorded income tax expense of $113 million to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense. We did not have any interest expense limited during 2021.

We increased our estimated liabilities for uncertain tax positions during the nine months ended September 30, 2022 by $1 million. The total amount of unrecognized tax benefits as of September 30, 2022 was $35 million, of which $33 million, if recognized, would affect our effective tax rate and income tax expense from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. We did not have any interest or penalties on unrecognized tax benefits accrued at September 30, 2022.

As of September 30, 2022, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS PER COMMON SHARE
The following tables reconcile the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$131	107,923	$1.21
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	(4)	1,965	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$127	109,888	$1.16

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$448	107,050	$4.18
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,711	(0.06)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$448	108,761	$4.12

Nine Months Ended September 30, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$308	107,732	$2.86
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	8	4,556	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$316	112,288	$2.81

Nine Months Ended September 30, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$665	106,727	$6.23
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,738	(0.10)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$665	108,465	$6.13

During the three and nine months ended September 30, 2022, our convertible instruments consisted of an agreement related to the ownership interest in a Hospital Operations segment joint venture and RSUs issued under the USPI Management Equity Plan. Prior to our purchase of all of the shares underlying the Baylor Put/Call Agreement in June 2022, that agreement was also included in our convertible instruments. Additional information about the RSUs issued under the USPI Management Equity Plan and our purchase of the shares underlying the Baylor Put/Call Agreement is included in Notes 8 and 13, respectively.

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

Our non‑financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long‑lived assets held and used, long‑lived assets held for sale and goodwill. There were no such assets or liabilities requiring fair value measurement at September 30, 2022.

Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At September 30, 2022 and December 31, 2021, the estimated fair value of our long‑term debt was approximately 92.2% and 103.3%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021
Current assets	$32	$20
Property and equipment	45	26
Other intangible assets	2	1
Goodwill	707	65
Other long-term assets	84	8
Previously held investments in unconsolidated affiliates	(134)	—
Current liabilities	(30)	(15)
Long-term liabilities	(100)	(10)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(134)	(28)
Noncontrolling interests	(248)	(2)
Cash paid, net of cash acquired	(224)	(64)
Gains on consolidations	$—	$1

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $707 million from acquisitions completed during the nine months ended September 30, 2022 was recorded in our Ambulatory Care segment. Approximately $10 million and $6 million in transaction costs related to prospective and closed acquisitions were expensed during the nine‑month periods ended September 30, 2022 and 2021, respectively, and were included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Condensed Consolidated Statements of Operations.

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

During the nine months ended September 30, 2022, we adjusted the initial purchase allocation of certain acquisitions completed in 2021 based on the results of completed valuations. These adjustments resulted in a net increase in goodwill of $15 million.

NOTE 18. SEGMENT INFORMATION
Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations segment is comprised of acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At September 30, 2022, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states, including the new acute care hospital we opened in September 2022 in South Carolina. On April 1, 2021, we transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. The total assets associated with the imaging centers transferred to our Hospital Operations segment constituted less than 1% of our consolidated total assets at March 31, 2021. Also in April 2021, we completed the sale of the majority of the urgent care centers then held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, we completed the sale of five Miami‑area hospitals and certain related operations in August 2021 and an Arizona micro‑hospital in April 2022, all of which were held by our Hospital Operations segment.

Our Ambulatory Care segment is comprised of the operations of USPI. At September 30, 2022, USPI had ownership interests in 440 ambulatory surgery centers (292 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states. In April 2021, we completed the sale of 40 urgent care centers then held by our Ambulatory Care segment to an unaffiliated urgent care provider and, as noted above, transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. Effective June 30, 2022, we purchased all of the shares previously held by Baylor in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 13 for additional information about this transaction.

Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients. At September 30, 2022, Conifer provided services to approximately 670 Tenet and non‑Tenet hospitals and other clients nationwide. Conifer provides revenue management, administrative services and various other services to Tenet hospitals. We believe the pricing terms for these services are commercially reasonable and consistent with estimated third‑party terms. At September 30, 2022, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	September 30, 2022	December 31, 2021
Assets:
Hospital Operations	$15,731	$17,173
Ambulatory Care	10,443	9,473
Conifer	902	933
Total	$27,076	$27,579

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capital expenditures:
Hospital Operations	$143	$95	$405	$295
Ambulatory Care	18	14	58	49
Conifer	4	2	9	10
Total	$165	$111	$472	$354

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,778	$4,030	$11,221	$12,072
Ambulatory Care	806	666	2,315	1,976
Conifer
Tenet	116	116	342	362
Other clients	217	198	648	581
Total Conifer revenues	333	314	990	943
Inter-segment eliminations	(116)	(116)	(342)	(362)
Total	$4,801	$4,894	$14,184	$14,629

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$2	$2	$8	$11
Ambulatory Care	49	43	143	130
Total	$51	$45	$151	$141

Adjusted EBITDA:
Hospital Operations	$432	$496	$1,377	$1,379
Ambulatory Care	319	274	920	826
Conifer	90	85	275	261
Total	$841	$855	$2,572	$2,466

Depreciation and amortization:
Hospital Operations	$172	$177	$518	$555
Ambulatory Care	28	23	83	71
Conifer	9	9	27	28
Total	$209	$209	$628	$654

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA	$841	$855	$2,572	$2,466
Depreciation and amortization	(209)	(209)	(628)	(654)
Impairment and restructuring charges, and acquisition-related costs	(24)	(15)	(97)	(55)
Litigation and investigation costs	(12)	(29)	(50)	(64)
Interest expense	(222)	(227)	(671)	(702)
Loss from early extinguishment of debt	—	(20)	(109)	(74)
Other non-operating income, net	6	7	6	16
Net gains on sales, consolidation and deconsolidation of facilities	—	412	—	427
Income from continuing operations, before income taxes	$380	$774	$1,023	$1,360

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
•Liquidity and Capital Resources
•Critical Accounting Estimates

Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At September 30, 2022, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states, including the new acute care hospital we opened in September 2022 in South Carolina. In April 2021, we completed the sale of the majority of the urgent care centers then held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, we completed the sale of five Miami‑area hospitals and certain related operations (the “Miami Hospitals”) in August 2021 and a micro-hospital located in Arizona in April 2022, all of which were held in our Hospital Operations segment.

Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”). USPI had ownership interests in 440 ambulatory surgery centers (each, an “ASC”) (292 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states at September 30, 2022. In April 2021, we completed the sale of 40 urgent care centers then held by our Ambulatory Care segment to an unaffiliated urgent care provider and transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. Effective June 30, 2022, we purchased all of the shares previously held by Baylor University Medical Center (“Baylor”) in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 13 to the accompanying Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section of MD&A for additional information about this transaction.

Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Holdings, Inc. subsidiary (“Conifer”). At September 30, 2022, Conifer provided services to approximately 670 Tenet and non‑Tenet hospitals and other clients nationwide. Almost all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, or by one of its direct or indirect wholly owned subsidiaries.

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per‑adjusted‑admission and per‑adjusted‑patient‑day amounts). Continuing operations information includes the results of our same 60 hospitals operated throughout the nine months ended September 30, 2022 and 2021, as well as the Miami Hospitals sold in August 2021, the Arizona micro‑hospital sold in April 2022 and the new South Carolina hospital we opened in September 2022. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. We believe this information is useful to investors because it includes the operations of all facilities in continuing operations for the period of time that we owned and operated them, and it reflects the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable. In addition, we present certain metrics on a per‑adjusted‑admission and per‑adjusted‑patient‑day basis to show trends other than volume.

In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes the results of our same 60 hospitals operated throughout the nine months ended September 30, 2022 and 2021, and excludes the results of the Miami Hospitals we sold in August 2021, the Arizona micro‑hospital sold in April 2022, the new South Carolina hospital opened in September 2022 and the results of our discontinued operations. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented, as well as reflects recent trends we are experiencing with respect to volumes, revenues and expenses.

MANAGEMENT OVERVIEW
RECENT DEVELOPMENTS
In October 2022, our board of directors authorized a $1 billion share repurchase program. Repurchases will be made in accordance with applicable securities laws and may be made at management's discretion from time to time in open-market or privately negotiated transactions, subject to market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration date of December 31, 2024.

IMPACT OF THE COVID-19 PANDEMIC
The COVID‑19 pandemic continued to adversely impact all three segments of our business, as well as our patients, communities and employees, in the nine months ended September 30, 2022. Broad economic factors resulting from the pandemic affected our patient volumes, service mix and revenue mix. In addition, the pandemic continued to have an adverse impact on certain of our operating expenses during the nine months ended September 30, 2022.

Various federal legislative actions, including additional funding for the Public Health and Social Services Emergency Fund (“PRF”), have mitigated some of the economic disruption caused by the COVID‑19 pandemic on our business. In the nine months ended September 30, 2022 and 2021, we received cash payments from the PRF and state and local grant programs totaling $155 million and $65 million, respectively, including $27 million received during the nine-month period in 2021 by our unconsolidated affiliates for whom we provide cash management services. We recognized $154 million and $53 million from these funds as grant income during the nine-month periods in 2022 and 2021, respectively. In addition, we recognized $12 million in equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statement of Operations during the nine months ended September 30, 2021.

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

Disruption from the Cybersecurity Incident placed pressure on our Hospital Operations segment’s volumes and earnings, particularly in April and May 2022. We currently estimate that the Cybersecurity Incident has had an adverse pre-tax impact of approximately $100 million. This estimate includes the costs to remediate the issues, lost revenues from the associated business interruption and other related expenses. We have insurance coverage and have filed a claim within our policy limits for these losses. We are unable to predict or control the timing or amount of insurance recoveries.

TRENDS AND STRATEGIES
As described above and throughout MD&A, we continue to experience negative impacts of the pandemic on our business in varying degrees. Throughout the COVID‑19 pandemic, we have taken, and we continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and changes in our service mix and revenue mix. We issued new senior unsecured notes and senior secured first lien notes, redeemed existing senior unsecured notes and senior secured first lien notes, including those with the highest interest rates of all of our long‑term debt, and amended our senior secured revolving credit facility (as amended to date, the “Credit Agreement”). We also decreased our employee headcount throughout the organization at the outset of the COVID-19 pandemic, and we deferred certain operating expenses that were not expected to impact our response to the pandemic. In addition, we reduced certain variable costs across the enterprise. Together with government relief packages, we believe these actions supported our ability to provide essential patient services during the initial uncertainty caused by the COVID-19 pandemic and continue to do so. For further information on our liquidity, see “Liquidity and Capital Resources” below.

We have experienced, and continue to experience, increased competition with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is a limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of critical‑care nurses in certain disciplines and geographic areas. This shortage has been exacerbated by the COVID‑19 pandemic as more nurses choose to retire early, leave the workforce or take travel assignments. In some areas, the increased demand for care of COVID‑19 patients in our hospitals, as well as the direct impact of COVID‑19 on physicians, employees and their families, have put a strain on our resources and staff. Over the past two years, we have had to rely more on higher-cost temporary contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. In addition, we have experienced significant price increases in medical supplies, particularly for personal protective equipment (“PPE”), and we have encountered supply‑chain disruptions, including shortages and delays. In recent months, our Ambulatory Care segment has been impacted by shipment delays in connection with its de novo facility development efforts, which are a key part of our portfolio expansion strategy.

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

Expansion of Our Ambulatory Care Segment—In response to these trends, we continue to focus on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth, construction of new outpatient centers and strategic partnerships. During the years ended December 31, 2021 and 2020, we invested $1.315 billion and $1.200 billion, respectively, to acquire ownership interests in new ASCs, increase our ownership interests in existing facilities and invest in de novo facilities. This activity included the acquisition of ownership interests in 86 ASCs and related ambulatory support services (collectively, the “SCD Centers”) from Surgical Center Development #3 LLC and Surgical Center Development #4, LLC (“SCD”) in December 2021. USPI and SCD’s principals have also entered into a joint venture and development agreement under which USPI will have the exclusive option to partner with affiliates of SCD on the future development of a minimum target of 50 de novo ASCs over a period of five years. In addition, USPI formed a joint venture with United Urology Group and acquired ownership interests in 20 new and established ASCs and two still in development in July 2022. The ASCs, which are now managed and consolidated by USPI, are located in Arizona, Colorado and Maryland.

Also during the nine months ended September 30, 2022, we acquired controlling interests in 11 ASCs, four of which are located in Florida, two in Tennessee and one in each of five other states, and we acquired noncontrolling interests in an ASC in each of New Jersey and Texas. During the same period, we acquired controlling ownership interests in 14 previously unconsolidated ASCs in ten geographically diverse states. In addition, we opened 12 ASCs in various states during the nine months ended September 30, 2022. We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑efficiency measures, and we continue to transition certain support operations offshore to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the nine months ended September 30, 2022, and we could incur additional such charges in the future.

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

We also seek advantageous opportunities to grow our portfolio of hospitals and other healthcare facilities. In September 2022, we opened a new acute care hospital, Piedmont Medical Center – Fort Mill, in South Carolina. This 100‑bed facility includes an emergency department, multi‑specialty operating rooms, an intensive care unit, and labor and delivery rooms.

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

Driving Conifer’s Growth—Conifer serves approximately 670 Tenet and non‑Tenet hospitals and other clients nationwide. In addition to providing revenue cycle management services to health systems and physicians, Conifer provides support to both providers and self‑insured employers seeking assistance with clinical integration, financial risk management and population health management. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (i) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (ii) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (iii) expanding revenue cycle management and value‑based care service offerings through organic development and small acquisitions; (iv) leveraging data from tens of millions of patient interactions for continued enhancement of the value‑based care environment to drive competitive differentiation; and (v) maximizing opportunities through automation and offshoring to improve the effectiveness and efficiency of Conifer’s services.

Improving Profitability—We continue to focus on growing patient volumes and effective cost management as a means to improve profitability. Our inpatient admissions have been constrained in recent years by the COVID‑19 pandemic, increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co‑pays, co‑insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. Our business has also been impacted by the rise in inflation and its effects on elective procedures, wages and costs. However, we also believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to explore new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

Reducing Our Leverage Over Time—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings, if any, under our Credit Agreement, and the maturity dates of our notes are staggered from 2024 through 2031. We believe that our capital structure minimizes the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.

During the nine months ended September 30, 2022, we redeemed or repurchased $2.572 billion aggregate principal amount of our senior secured first lien and senior unsecured notes in advance of their maturity dates. We financed these transactions using a substantial portion of the proceeds from our issuance of $2.000 billion aggregate principal amount of 6.125% senior secured first lien notes due 2030 (the “2030 Senior Secured First Lien Notes”) and cash on hand.

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

RESULTS OF OPERATIONS—OVERVIEW
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	61	60	1	(1)
Total admissions	133,125	145,412	(8.4)%
Adjusted admissions(2)	247,394	256,250	(3.5)%
Paying admissions (excludes charity and uninsured)	126,603	136,932	(7.5)%
Charity and uninsured admissions	6,522	8,480	(23.1)%
Admissions through emergency department	100,181	110,675	(9.5)%
Emergency department visits, outpatient	546,474	578,734	(5.6)%
Total emergency department visits	646,655	689,409	(6.2)%
Total surgeries	86,502	91,707	(5.7)%
Patient days — total	681,964	770,175	(11.5)%
Adjusted patient days(2)	1,221,812	1,335,610	(8.5)%
Average length of stay (days)	5.12	5.30	(3.4)%
Average licensed beds	15,443	15,987	(3.4)%
Utilization of licensed beds(3)	48.0%	52.4%	(4.4)%	(1)
Total visits	1,398,610	1,523,726	(8.2)%
Paying visits (excludes charity and uninsured)	1,317,103	1,423,068	(7.4)%
Charity and uninsured visits	81,507	100,658	(19.0)%
Ambulatory Care:
Total consolidated facilities (at end of period)	300	232	68	(1)
Total consolidated cases	332,507	295,026	12.7%

(1)	The change is the difference between the 2022 and 2021 amounts shown.
(2)	Adjusted admissions/patient days represents actual admissions/patient days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by the number of days in the period divided by average licensed beds.

Total admissions decreased by 12,287, or 8.4%, and total surgeries decreased by 5,205, or 5.7%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Total emergency department visits decreased by 6.2% during the three‑month period in 2022 compared to the same period in 2021. These decreases in our patient volumes were primarily attributable to the sale of the Miami Hospitals in August 2021 and lower COVID‑related volumes during the three months ended September 30, 2022 as compared to the same period in the prior year. The increase in Ambulatory Care total consolidated cases of 12.7% in the three months ended September 30, 2022, as compared to the same period in 2021, is primarily attributable to incremental case volume from our recently acquired facilities, partially offset by the closure of two ASCs, the impact of the COVID‑19 pandemic, and the adverse impact of Hurricane Ian on certain of our facilities located in Florida and South Carolina.

The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
Revenues	2022	2021
Net operating revenues:
Hospital Operations prior to inter-segment eliminations	$3,778	$4,030	(6.3)%
Ambulatory Care	806	666	21.0%
Conifer	333	314	6.1%
Inter-segment eliminations	(116)	(116)	—%
Total	$4,801	$4,894	(1.9)%

Consolidated net operating revenues decreased by $93 million, or 1.9%, in the three months ended September 30, 2022 compared to the same period in 2021. The decrease of $252 million, or 6.3%, in our Hospital Operations segment’s net operating revenues prior to inter‑segment eliminations for the three‑month period in 2022 compared to the same period in 2021 was primarily due to the sale of the Miami Hospitals in August 2021, lower overall patient volumes and decreased COVID‑related patient acuity, partially offset by negotiated commercial rate increases. Net operating revenues in our Ambulatory Care segment increased $140 million, or 21.0%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was mainly driven by our recently acquired ASCs and negotiated commercial rate increases, partially offset by the closure of two ASCs and the adverse impacts of the COVID-19 pandemic and Hurricane Ian on case volumes. Conifer’s revenues, net of inter‑segment eliminations, increased $19 million, or 9.6%, during the three months ended September 30, 2022 compared to the same period in 2021, primarily due to contractual rate increases and new business expansion. During the three months ended September 30, 2022 and 2021, we recognized net grant income of $54 million and $3 million, respectively, which amounts are not included in net operating revenues.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 58.0 days at September 30, 2022 and 57.0 days at December 31, 2021. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets. The AR Days calculation excludes (i) urgent care centers operated under the MedPost and CareSpot brands, which we divested in April 2021, (ii) the Miami Hospitals, which we sold in August 2021, and (iii) our California provider fee revenues.

The following table provides information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021
Hospital Operations:
Salaries, wages and benefits	$1,847	$1,872	(1.3)%
Supplies	598	656	(8.8)%
Other operating expenses	841	894	(5.9)%
Total	$3,286	$3,422	(4.0)%
Ambulatory Care:
Salaries, wages and benefits	$208	$169	23.1%
Supplies	218	170	28.2%
Other operating expenses	110	97	13.4%
Total	$536	$436	22.9%
Conifer:
Salaries, wages and benefits	$175	$168	4.2%
Supplies	1	1	—%
Other operating expenses	67	60	11.7%
Total	$243	$229	6.1%
Total:
Salaries, wages and benefits	$2,230	$2,209	1.0%
Supplies	817	827	(1.2)%
Other operating expenses	1,018	1,051	(3.1)%
Total	$4,065	$4,087	(0.5)%
Rent/lease expense(1):
Hospital Operations	$73	$73	—%
Ambulatory Care	29	24	20.8%
Conifer	2	2	—%
Total	$104	$99	5.1%

(1)	Included in other operating expenses.

The following table provides information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021
Hospital Operations:
Salaries, wages and benefits per adjusted admission(1)	$7,464	$7,308	2.1%
Supplies per adjusted admission(1)	2,418	2,563	(5.7)%
Other operating expenses per adjusted admission(1)	3,396	3,488	(2.6)%
Total per adjusted admission	$13,278	$13,359	(0.6)%

(1)	Adjusted admissions represents actual admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits expense for our Hospital Operations segment decreased $25 million, or 1.3%, in the three months ended September 30, 2022 compared to the same period in 2021. This change was primarily attributable to the sale of the Miami Hospitals in August 2021, lower employee benefits costs, and our continued focus on cost-efficiency measures, partially offset by increased contract labor expense and annual merit increases for certain of our employees. On a per‑adjusted‑admission basis, salaries, wages and benefits increased 2.1% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Supplies expense for our Hospital Operations segment decreased $58 million, or 8.8%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily attributable to the sale of the Miami Hospitals, lower patient volumes and COVID-related patient acuity during the 2022 period, and our cost‑efficiency measures. These factors were partially offset by increased costs for certain supplies due to COVID-19, the impact of general market conditions and inflation. On a per‑adjusted‑admission basis, supplies expense decreased by 5.7% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the aforementioned factors.

Other operating expenses for our Hospital Operations segment decreased $53 million, or 5.9%, in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to the sale of the Miami Hospitals in August 2021, a gain recognized on the sale of a portion of an interest in certain assets of $45 million during the 2022 period and our continued focus on cost-efficiency measures. On a per‑adjusted‑admission basis, other operating expenses in the three months ended September 30, 2022 decreased by 2.6% compared to the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $1.208 billion at September 30, 2022 compared to $1.351 billion at June 30, 2022.

Significant cash flow items in the three months ended September 30, 2022 included:

•Net cash provided by operating activities before interest, taxes, discontinued operations, and restructuring charges, acquisition‑related costs, and litigation costs and settlements of $568 million (including $51 million from federal and state grants);

•Proceeds from sales of marketable securities, long-term investments and other assets of $52 million;

•Purchases of marketable securities and equity investments of $27 million;

•Interest payments of $185 million;

•Capital expenditures of $165 million;

•$122 million of distributions paid to noncontrolling interests;

•Payments totaling $59 million for restructuring charges, acquisition‑related costs, and litigation costs and settlements; and

•$158 million of payments for purchases of businesses or joint venture interests.

Net cash provided by operating activities was $662 million in the nine months ended September 30, 2022 compared to $1.211 billion in the nine months ended September 30, 2021. Key factors contributing to the change between the 2022 and 2021 periods include the following:

•$880 million of Medicare advances recouped or repaid in the nine months ended September 30, 2022 compared to $326 million recouped during the same period in 2021;

•$155 million of cash received from grants in the nine months ended September 30, 2022 compared to $38 million received in the nine months ended September 30, 2021;

•Lower interest payments of $63 million in the 2022 period;

•Higher income tax payments of $94 million in the 2022 period;

•Decreased net cash receipts of $94 million related to supplemental Medicaid programs in California and Texas; and

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

The following table presents the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2022	2021		2022	2021
Medicare	16.6%	16.6%	—%	17.2%	18.0%	(0.8)%
Medicaid	7.4%	9.0%	(1.6)%	6.7%	7.9%	(1.2)%
Managed care(2)	69.7%	69.2%	0.5%	70.1%	68.1%	2.0%
Uninsured	1.0%	0.9%	0.1%	1.1%	1.3%	(0.2)%
Indemnity and other	5.3%	4.3%	1.0%	4.9%	4.7%	0.2%

(1)	The change is the difference between the 2022 and 2021 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources, is presented below:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
Admissions from:	2022	2021		2022	2021
Admissions from:
Medicare	20.2%	19.6%	0.6%	20.8%	20.6%	0.2%
Medicaid	5.5%	6.1%	(0.6)%	5.6%	5.8%	(0.2)%
Managed care(2)	66.4%	65.2%	1.2%	65.7%	64.4%	1.3%
Charity and uninsured	4.9%	5.8%	(0.9)%	4.8%	6.0%	(1.2)%
Indemnity and other	3.0%	3.3%	(0.3)%	3.1%	3.2%	(0.1)%

(1)	The change is the difference between the 2022 and 2021 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.

    GOVERNMENT PROGRAMS
The Centers for Medicare & Medicaid Services (“CMS”) is an agency of the U.S. Department of Health and Human Services (“HHS”) that administers a number of government programs authorized by federal law; it is the single largest payer of healthcare services in the United States. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co‑administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The Children’s Health Insurance Program (“CHIP”), which is also co‑administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year (“FFY”) 2027.

Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $575 million and $616 million for the three months ended September 30, 2022 and 2021, respectively, and $1.773 billion and $2.001 billion for the nine months ended September 30, 2022 and 2021, respectively.

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

Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 19.4% and 18.2% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the nine months ended September 30, 2022 and 2021, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the nine months ended September 30, 2022 and 2021, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $467 million and $631 million, respectively. The decrease between the two nine‑month periods was primarily attributable to $101 million of assessments we recognized related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) following its approval in 2022. During the nine months ended September 30, 2022, we also recognized $203 million of revenue related to CHIRP that is included in Managed Medicaid revenue rather than the DSH and other supplemental revenues classification due to the structure of the program.

Total Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the nine months ended September 30, 2022 and 2021 were $1.996 billion and $2.023 billion, respectively. During the nine months ended September 30, 2022, Medicaid and Managed Medicaid revenues comprised 35% and 65%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Managed Medicaid patient service revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to FFS Medicaid revenue.

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

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the FFY. In August 2022, CMS issued final changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2023 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•A market basket increase of 4.1% for Medicare severity‑adjusted diagnosis‑related group (“MS‑DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also finalized a 0.3% multifactor productivity reduction required by the Affordable Care Act and a 0.5% increase required by the Medicare Access and CHIP Reauthorization Act that together result in a net operating payment update of 4.3% before budget neutrality adjustments;

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

•An increase in the cost outlier threshold from $30,988 to $38,859;

•A 2.36% net increase in the capital federal MS‑DRG rate; and

•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share hospital (“UC‑DSH”) payments.

According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 2.6% increase in Medicare operating MS‑DRG FFS payments for hospitals in urban areas and an average 3.3% increase in such payments for proprietary hospitals in FFY 2023. We estimate that all of the final payment and policy changes affecting operating MS‑DRG and UC‑DSH payments will result in an estimated 3.7% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $55 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

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

In addition, the Proposed OPPS/ASC Rule acknowledges that additional changes would be forthcoming with respect to CMS’ 340B program, which allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers (“340B Drugs”). In the CY 2018 final rule regarding OPPS payment and policy changes, CMS reduced the payment for 340B Drugs from the average sales price (“ASP”) plus 6% to the ASP minus 22.5% and made a corresponding budget‑neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). CMS retained the same 340B Payment Adjustment in the final rules regarding OPPS payment and policy changes for CYs 2019 through 2022. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Following the initial court decisions and a series of appeals, the U.S. Supreme Court (the “Supreme Court”) unanimously ruled in June 2022 that the decision to impose the 340B Payment Adjustment in CYs 2018 and 2019 was unlawful. The case was remanded to the lower courts to determine the appropriate remedy, and it is expected that 340B Hospitals will be permitted to reclaim at least some portion of the 340B payments that were previously withheld. The Proposed OPPS/ASC Rule states that CMS did not have sufficient time to account for the Supreme Court decision in the CY 2023 proposed rates and budget neutrality calculations; however, CMS has indicated that it does anticipate applying the ASP plus 6% for 340B Drugs in the CY 2023 final rule, in lieu of the current payment policy of ASP minus 22.5%. CMS is still evaluating how to apply the Supreme Court ruling to the prior cost years.

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

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule—In July 2022, CMS released the CY 2023 Medicare Physician Fee Schedule (“MPFS”) Proposed Rule (“MPFS Proposed Rule”). The MPFS Proposed Rule includes updates to payment policies, payment rates and other provisions for services reimbursed under the MPFS from January 1 through December 31, 2023. Under the MPFS Proposed Rule, the CY 2023 conversion factor, which is the base rate that is used to convert relative units into payment rates, would be reduced from $34.61 to $33.08, due in part to the expiration of the one-time 3% payment increase provided for in CY 2022 by the Protecting Medicare and American Farmers from Sequester Cuts Act (the “Sequester Cuts Act”), as well as budget neutrality rules. This change would result in an annual reduction of approximately $8 million to our FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, as well as potential changes to the MPFS Proposed Rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

Public Health and Social Services Emergency Fund—During the nine months ended September 30, 2022 and 2021, our Hospital Operations and Ambulatory Care segments together recognized a total of $138 million and $40 million, respectively, of PRF grant income associated with lost revenues and COVID‑related costs. Our Hospital Operations segment also recognized $16 million and $13 million of grant income from state and local grant programs during the same nine‑month periods in 2022 and 2021, respectively. In addition, we recognized $12 million of grant income through our unconsolidated affiliates during the nine months ended September 30, 2021. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income, and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates, in each case in our condensed consolidated statements of operations. We cannot predict whether additional distributions of grant funds will be authorized, and we cannot provide assurances regarding the amount of grant income, if any, to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—The federally mandated 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers was suspended effective May 1, 2020 through December 31, 2021. The Sequester Cuts Act, which was signed into law in December 2021, extended the 2% Medicare sequestration moratorium through March 31, 2022, and adjusted the sequestration to 1% for the period April 1, 2022 through June 30, 2022. Because further legislation was not passed, the full 2% reduction was restored effective July 1, 2022. The impact of the Sequester Cuts Act on our operations was an increase of approximately $39 million of revenues in the six months ended June 30, 2022, after which the sequestration was fully reinstated. Because of the uncertainty associated with various factors that may influence our future Medicare and Medicaid payments, including future legislative, legal or regulatory actions, or changes in volumes and case mix, there is a risk that actual payments received under, or the ultimate impact of, these programs will differ materially from our expectations.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the nine months ended September 30, 2022 and 2021 was $7.227 billion and $7.592 billion, respectively. Our top 10 managed care payers generated 62% of our managed care net patient service revenues for the nine months ended September 30, 2022. During the same period, national payers generated 43% of our managed care net patient service revenues; the remainder came from regional or local payers. At both September 30, 2022 and December 31, 2021, 67% of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2022, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $19 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (i) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (ii) changes in reimbursement levels when stop‑loss or outlier limits are reached; (iii) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (iv) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (v) secondary benefits determined after primary insurance payments; and (vi) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future. In the nine months ended September 30, 2022, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 81% higher than our aggregate yield on a per‑admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At September 30, 2022 and December 31, 2021, 5% and 4%, respectively, of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended September 30,		Nine Months Ended September 30,
Estimated costs for:	2022	2021	2022	2021
Uninsured patients	$131	$181	$389	$507
Charity care patients	22	25	62	74
Total	$153	$206	$451	$581

RESULTS OF OPERATIONS
The following tables present our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net operating revenues:
Hospital Operations	$3,778	$4,030	$11,221	$12,072
Ambulatory Care	806	666	2,315	1,976
Conifer	333	314	990	943
Inter-segment eliminations	(116)	(116)	(342)	(362)
Net operating revenues	4,801	4,894	14,184	14,629
Grant income	54	3	154	53
Equity in earnings of unconsolidated affiliates	51	45	151	141
Operating expenses:
Salaries, wages and benefits	2,230	2,209	6,538	6,690
Supplies	817	827	2,413	2,490
Other operating expenses, net	1,018	1,051	2,966	3,177
Depreciation and amortization	209	209	628	654
Impairment and restructuring charges, and acquisition-related costs	24	15	97	55
Litigation and investigation costs	12	29	50	64
Net gains on sales, consolidation and deconsolidation of facilities	—	(412)	—	(427)
Operating income	$596	$1,014	$1,797	$2,120

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	1.1%	0.1%	1.1%	0.4%
Equity in earnings of unconsolidated affiliates	1.1%	0.9%	1.1%	1.0%
Operating expenses:
Salaries, wages and benefits	46.4%	45.1%	46.1%	45.8%
Supplies	17.0%	16.9%	17.0%	17.0%
Other operating expenses, net	21.3%	21.5%	20.9%	21.7%
Depreciation and amortization	4.4%	4.3%	4.4%	4.5%
Impairment and restructuring charges, and acquisition-related costs	0.5%	0.3%	0.7%	0.4%
Litigation and investigation costs	0.2%	0.6%	0.4%	0.4%
Net gains on sales, consolidation and deconsolidation of facilities	—%	(8.4)%	—%	(2.9)%
Operating income	12.4%	20.7%	12.7%	14.5%

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by operating segment on a continuing operations basis:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,662	$806	$333	$10,879	$2,315	$990
Grant income	54	—	—	150	4	—
Equity in earnings of unconsolidated affiliates	2	49	—	8	143	—
Operating expenses:
Salaries, wages and benefits	1,847	208	175	5,419	603	516
Supplies	598	218	1	1,786	624	3
Other operating expenses, net	841	110	67	2,455	315	196
Depreciation and amortization	172	28	9	518	83	27
Impairment and restructuring charges, and acquisition-related costs	14	5	5	68	13	16
Litigation and investigation costs	7	3	2	33	3	14
Operating income	$239	$283	$74	$758	$821	$218

Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Grant income	1.5%	—%	—%	1.4%	0.2%	—%
Equity in earnings of unconsolidated affiliates	0.1%	6.1%	—%	0.1%	6.2%	—%
Operating expenses:
Salaries, wages and benefits	50.4%	25.8%	52.6%	49.8%	26.0%	52.1%
Supplies	16.3%	27.0%	0.3%	16.4%	27.0%	0.3%
Other operating expenses, net	23.1%	13.7%	20.1%	22.6%	13.6%	19.9%
Depreciation and amortization	4.7%	3.5%	2.7%	4.8%	3.6%	2.7%
Impairment and restructuring charges, and acquisition-related costs	0.4%	0.6%	1.5%	0.6%	0.6%	1.6%
Litigation and investigation costs	0.2%	0.4%	0.6%	0.3%	0.1%	1.4%
Operating income	6.5%	35.1%	22.2%	7.0%	35.5%	22.0%

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,914	$666	$314	$11,710	$1,976	$943
Grant income	2	1	—	30	23	—
Equity in earnings of unconsolidated affiliates	2	43	—	11	130	—
Operating expenses:
Salaries, wages and benefits	1,872	169	168	5,670	512	508
Supplies	656	170	1	1,991	496	3
Other operating expenses, net	894	97	60	2,711	295	171
Depreciation and amortization	177	23	9	555	71	28
Impairment and restructuring charges, and acquisition-related costs	11	1	3	31	9	15
Litigation and investigation costs	26	3	—	54	9	1
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(413)	1	—	(415)	(12)	—
Operating income	$695	$246	$73	$1,154	$749	$217

Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Grant income	0.1%	0.2%	—%	0.3%	1.2%	—%
Equity in earnings of unconsolidated affiliates	0.1%	6.5%	—%	0.1%	6.6%	—%
Operating expenses:
Salaries, wages and benefits	47.8%	25.4%	53.5%	48.4%	25.9%	53.9%
Supplies	16.8%	25.5%	0.3%	17.0%	25.1%	0.3%
Other operating expenses, net	22.9%	14.5%	19.1%	23.1%	14.9%	18.1%
Depreciation and amortization	4.5%	3.5%	2.9%	4.7%	3.6%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.3%	0.2%	1.0%	0.3%	0.5%	1.6%
Litigation and investigation costs	0.7%	0.5%	—%	0.5%	0.5%	0.1%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(10.6)%	0.2%	—%	(3.5)%	(0.6)%	—%
Operating income	17.8%	36.9%	23.2%	9.9%	37.9%	23.0%

Consolidated net operating revenues decreased by $93 million and $445 million, or 1.9% and 3.0%, for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. Hospital Operations net operating revenues net of inter‑segment eliminations decreased by $252 million and $831 million, or 6.4% and 7.1%, for the three and nine months ended September 30, 2022, respectively, compared to the same three and nine‑month periods in 2021, respectively. These decreases were primarily due to the loss of revenues in our Hospital Operations segment from the Miami Hospitals we sold in August 2021, lower overall patient volumes and decreased COVID‑related patient acuity during the 2022 period, partially offset by negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income from federal and state grants totaling $54 million and $150 million during the three and nine months ended September 30, 2022, respectively, which is not included in net operating revenues.

Ambulatory Care net operating revenues increased by $140 million and $339 million, or 21.0% and 17.2%, for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. The change in 2022 revenues for the three‑month period was driven by an increase from acquisitions of $124 million, as well as an increase in same‑facility net operating revenues of $19 million due primarily to higher net revenue per case. These increases were partially offset by a decrease of $3 million due to the closure of two ASCs, as well as the adverse impacts of the COVID-19 pandemic and Hurricane Ian on case volumes. The change in 2022 revenues for the nine‑month period was driven by an increase from acquisitions of $298 million, as well as an increase in same‑facility net operating revenues of $103 million due primarily to higher surgical patient volume and higher net revenue per case. These increases were partially offset by a decrease of $62 million due mainly to the sale of urgent care centers and the transfer of imaging centers to the Hospital Operations segment in April 2021. Our Ambulatory Care segment recognized income from federal grants totaling $4 million during the six months ended June 30, 2022, which is not included in net operating revenues. Our Ambulatory Care segment did not recognize any grant income in the three months ended September 30, 2022.

Conifer’s net operating revenues increased by $19 million and $47 million, or 6.1% and 5.0%, for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. Conifer’s revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $19 million and $67 million, or 9.6% and 11.5%, for the three and nine months ended September 30, 2022, respectively, compared to the same three and nine‑month periods in 2021, respectively. These increases were primarily due to contractual rate increases and new business expansion.

The following table presents selected operating expenses of our three operating segments. Information for our Hospital Operations segment is presented on a same‑hospital basis, whereas information presented for our Ambulatory Care and Conifer segments is presented on a continuing operations basis.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Selected Operating Expenses	2022	2021		2022	2021
Hospital Operations — Same-Hospital:
Salaries, wages and benefits	$1,833	$1,827	0.3%	$5,386	$5,397	(0.2)%
Supplies	595	638	(6.7)%	1,779	1,885	(5.6)%
Other operating expenses	824	850	(3.1)%	2,410	2,513	(4.1)%
Total	$3,252	$3,315	(1.9)%	$9,575	$9,795	(2.2)%
Ambulatory Care:
Salaries, wages and benefits	$208	$169	23.1%	$603	$512	17.8%
Supplies	218	170	28.2%	624	496	25.8%
Other operating expenses	110	97	13.4%	315	295	6.8%
Total	$536	$436	22.9%	$1,542	$1,303	18.3%
Conifer:
Salaries, wages and benefits	$175	$168	4.2%	$516	$508	1.6%
Supplies	1	1	—%	3	3	—%
Other operating expenses	67	60	11.7%	196	171	14.6%
Total	$243	$229	6.1%	$715	$682	4.8%
Rent/lease expense(1):
Hospital Operations	$71	$69	2.9%	$205	$210	(2.4)%
Ambulatory Care	29	24	20.8%	84	75	12.0%
Conifer	2	2	—%	8	8	—%
Total	$102	$95	7.4%	$297	$293	1.4%

(1)	Included in other operating expenses.
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

Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital				Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2022	2021			2022	2021
Number of hospitals (at end of period)	60	60	—	(1)	60	60	—	(1)
Total admissions	132,975	140,491	(5.3)%		388,825	413,942	(6.1)%
Adjusted admissions(2)	247,060	248,798	(0.7)%		714,024	732,540	(2.5)%
Paying admissions (excludes charity and uninsured)	126,470	132,614	(4.6)%		370,090	391,432	(5.5)%
Charity and uninsured admissions	6,505	7,877	(17.4)%		18,735	22,510	(16.8)%
Admissions through emergency department	100,024	106,217	(5.8)%		293,844	309,681	(5.1)%
Paying admissions as a percentage of total admissions	95.1%	94.4%	0.7%	(1)	95.2%	94.6%	0.6%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.9%	5.6%	(0.7)%	(1)	4.8%	5.4%	(0.6)%	(1)
Emergency department admissions as a percentage of total admissions	75.2%	75.6%	(0.4)%	(1)	75.6%	74.8%	0.8%	(1)
Surgeries — inpatient	34,180	35,535	(3.8)%		100,837	106,994	(5.8)%
Surgeries — outpatient	52,273	54,119	(3.4)%		157,169	161,982	(3.0)%
Total surgeries	86,453	89,654	(3.6)%		258,006	268,976	(4.1)%
Patient days — total	681,537	748,012	(8.9)%		2,046,155	2,174,982	(5.9)%
Adjusted patient days(2)	1,220,864	1,301,989	(6.2)%		3,638,687	3,762,149	(3.3)%
Average length of stay (days)	5.13	5.32	(3.6)%		5.26	5.25	0.2%
Licensed beds (at end of period)	15,369	15,399	(0.2)%		15,369	15,399	(0.2)%
Average licensed beds	15,376	15,399	(0.1)%		15,384	15,401	(0.1)%
Utilization of licensed beds(3)	48.2%	52.8%	(4.6)%	(1)	48.7%	51.7%	(3.0)%	(1)

(1)	The change is the difference between the 2022 and 2021 amounts presented.
(2)	Adjusted admissions/patient days represents actual admissions/patient days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital				Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Outpatient Visits	2022	2021			2022	2021
Total visits	1,266,760	1,360,953	(6.9)%		3,788,402	4,008,056	(5.5)%
Paying visits (excludes charity and uninsured)	1,190,461	1,265,603	(5.9)%		3,557,929	3,736,175	(4.8)%
Charity and uninsured visits	76,299	95,350	(20.0)%		230,473	271,881	(15.2)%
Emergency department visits	545,766	567,260	(3.8)%		1,587,529	1,502,651	5.6%
Surgery visits	52,273	54,119	(3.4)%		157,169	161,982	(3.0)%
Paying visits as a percentage of total visits	94.0%	93.0%	1.0%	(1)	93.9%	93.2%	0.7%	(1)
Charity and uninsured visits as a percentage of total visits	6.0%	7.0%	(1.0)%	(1)	6.1%	6.8%	(0.7)%	(1)

(1)	The change is the difference between the 2022 and 2021 amounts presented.

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Revenues	2022	2021		2022	2021
Total segment net operating revenues(1)	$3,629	$3,799	(4.5)%	$10,779	$11,050	(2.5)%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues(1)(2)	$3,425	$3,599	(4.8)%	$10,217	$10,498	(2.7)%
Net patient service revenue per adjusted admission(1)(2)	$13,863	$14,466	(4.2)%	$14,309	$14,331	(0.2)%
Net patient service revenue per adjusted patient day(1)(2)	$2,805	$2,764	1.5%	$2,808	$2,790	0.6%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted admissions/patient days represents actual admissions/patient days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
Total Segment Selected Operating Expenses	2022	2021		2022	2021
Salaries, wages and benefits as a percentage of net operating revenues	50.5%	48.1%	2.4%	50.0%	48.8%	1.2%
Supplies as a percentage of net operating revenues	16.4%	16.8%	(0.4)%	16.5%	17.1%	(0.6)%
Other operating expenses as a percentage of net operating revenues	22.7%	22.4%	0.3%	22.4%	22.7%	(0.3)%

(1)	The change is the difference between the 2022 and 2021 amounts presented.

Revenues
Same‑hospital net operating revenues decreased $170 million, or 4.5%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to lower overall patient volumes and decreased COVID‑related patient acuity during the 2022 period, partially offset by negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income totaling $54 million and $2 million from federal and state grants in the three months ended September 30, 2022 and 2021, respectively, which is not included in net operating revenues. Same‑hospital admissions and outpatient visits decreased 5.3% and 6.9%, respectively, in the three months ended September 30, 2022 compared to the same period in 2021, primarily driven by the COVID‑related patient acuity and volume changes noted above.

Same‑hospital net operating revenues decreased $271 million, or 2.5%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due in part to lower patient volumes, decreased COVID‑related patient acuity and the adverse impact of the Cybersecurity Incident on patient volumes. These factors were partially offset by negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income from federal, state and local grants totaling $150 million and $30 million in the nine months ended September 30, 2022 and 2021, respectively, which is not included in net operating revenues. Same‑hospital admissions and outpatient visits decreased by 6.1% and 5.5%, respectively, in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the factors described above.

The following table presents our consolidated net accounts receivable by payer:

	September 30, 2022	December 31, 2021
Medicare	$151	$155
Medicaid	44	47
Net cost report settlements receivable and valuation allowances	44	33
Managed care	1,643	1,602
Self-pay uninsured	37	21
Self-pay balance after insurance	82	70
Estimated future recoveries	144	137
Other payers	304	331
Total Hospital Operations	2,449	2,396
Ambulatory Care	377	374
Accounts receivable, net	$2,826	$2,770

The collection of accounts receivable has been a key area of focus, particularly over the past several years. At September 30, 2022, our Hospital Operations segment collection rate on self‑pay accounts was approximately 28.9%. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at September 30, 2022, a 10% decrease or increase in our self‑pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $10 million. There are various factors that can impact collection trends, such as changes in the economy and inflation, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which have been affected by the COVID‑19 pandemic, continuously change and can have an impact on collection trends and our estimation process.

We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 95.9% at September 30, 2022.

We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (i) total cash collections, (ii) point‑of‑service cash collections, (iii) AR Days and (iv) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.405 billion and $2.363 billion at September 30, 2022 and December 31, 2021, respectively, excluding cost report settlements receivable and valuation allowances of $44 million and $33 million, respectively, at September 30, 2022 and December 31, 2021:

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At September 30, 2022:
0-60 days	91%	31%	56%	22%	50%
61-120 days	5%	28%	16%	13%	15%
121-180 days	2%	16%	9%	9%	9%
Over 180 days	2%	25%	19%	56%	26%
Total	100%	100%	100%	100%	100%

At December 31, 2021:
0-60 days	93%	35%	57%	22%	52%
61-120 days	4%	31%	18%	14%	16%
121-180 days	1%	14%	10%	9%	9%
Over 180 days	2%	20%	15%	55%	23%
Total	100%	100%	100%	100%	100%

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

At September 30, 2022, we had a cumulative total of patient account assignments to Conifer of $1.880 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

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

The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program at September 30, 2022 and December 31, 2021 by aging category:

	September 30, 2022	December 31, 2021
0-60 days	$69	$87
61-120 days	16	17
121-180 days	6	4
Over 180 days	8	7
Total	$99	$115

Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits increased $6 million, or 0.3%, in the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily attributable to higher contract labor costs and annual merit increases for certain of our employees, partially offset by lower employee benefit costs and our continued focus on cost‑efficiency measures. Same‑hospital salaries, wages and benefits as a percentage of net operating revenues increased by 240 basis points to 50.5% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to the factors noted above and the impact of lower patient volumes on our patient revenues during the period. Salaries, wages and benefits expense for the three months ended September 30, 2022 and 2021 included stock‑based compensation expense of $10 million and $9 million, respectively.

Same‑hospital salaries, wages and benefits decreased $11 million, or 0.2%, in the nine months ended September 30, 2022 compared to the same period in 2021. This decrease was primarily attributable to reduced patient volumes, lower incentive compensation and employee benefit costs, and our continued focus on cost‑efficiency measures. These factors were partially offset by higher premium pay and contract labor costs, as well as annual merit increases for certain of our employees. Same‑hospital salaries, wages and benefits as a percentage of net operating revenues increased by 120 basis points to 50.0% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the factors noted above and the impact of the Cybersecurity Incident on our patient revenues during the 2022 period. Salaries, wages and benefits expense for the nine months ended September 30, 2022 and 2021 included stock‑based compensation expense of $36 million and $31 million, respectively.

Supplies
Same‑hospital supplies expense decreased $43 million, or 6.7%, in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to decreased patient volumes, lower COVID-related patient acuity and our cost-efficiency measures, including those described below. These decreases were partially offset by the increased cost of certain supplies as a result of the COVID‑19 pandemic, the impact of general market conditions and inflation. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 40 basis points to 16.4% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the factors described above. We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements.

Same‑hospital supplies expense decreased $106 million, or 5.6%, in the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to lower patient volumes and our cost-efficiency measures. The increased cost of certain supplies as a result of the COVID‑19 pandemic, the impact of general market conditions and inflation, as well as the growth in our higher-acuity supply-intensive surgical services, partially offset the decrease in supplies expense between the two nine-month periods. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 60 basis points to 16.5% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the factors noted above.

Other Operating Expenses, Net
Same‑hospital other operating expenses decreased by $26 million, or 3.1%, in the three months ended September 30, 2022 compared to the same period in 2021. Same‑hospital other operating expenses as a percentage of net operating revenues increased by 30 basis points to 22.7% for the three months ended September 30, 2022 compared to 22.4% for the three months ended September 30, 2021, primarily due to the decrease in our patient volumes and the proportionally higher level of fixed costs (e.g., rent expense) in other operating expenses. The changes in other operating expenses included:

•a gain from the sale of a portion of an interest in certain assets of $45 million, which is classified as a reduction of other operating expenses, net;

•decreased malpractice expense of $25 million; and

•increased indigent care expense of $26 million.

Same‑hospital other operating expenses decreased by $103 million, or 4.1%, in the nine months ended September 30, 2022 compared to the same period in 2021. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 30 basis points to 22.4% in the nine months ended September 30, 2022 compared to 22.7% for the nine months ended September 30, 2021, primarily due to the net gains from the sale of assets noted below. The changes in other operating expenses included:

•net gains from the sale of assets of $115 million, which are classified as a reduction of other operating expenses, net;

•decreased malpractice expense of $43 million;

•decreased contract services expense of $11 million; and

•increased indigent care expense of $26 million.

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

Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment holds an ownership interest in (164 of 464 facilities at September 30, 2022), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 300 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within net income available to noncontrolling interests.

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

Our Ambulatory Care segment operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 65% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.

Our unconsolidated facilities received cash payments from the PRF during 2021 and 2020. During the three and nine months ended September 30, 2021, we recognized grant income of $1 million and $12 million, respectively, from these funds, which income is included in equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statement of Operations. No additional grant income was recognized from our unconsolidated facilities during the three‑ and nine‑month periods ended September 30, 2022.

Results of Operations
The following table summarizes certain statement of operations items:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021		2022	2021
Net operating revenues	$806	$666	21.0%	$2,315	$1,976	17.2%
Grant income	$—	$1	(100.0)%	$4	$23	(82.6)%
Equity in earnings of unconsolidated affiliates	$49	$43	14.0%	$143	$130	10.0%
Salaries, wages and benefits	$208	$169	23.1%	$603	$512	17.8%
Supplies	$218	$170	28.2%	$624	$496	25.8%
Other operating expenses, net	$110	$97	13.4%	$315	$295	6.8%

Revenues
Ambulatory Care net operating revenues increased by $140 million, or 21.0%, during the three months ended September 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $124 million, as well as an increase in same‑facility net operating revenues of $19 million due primarily to higher net revenue per case. These increases were partially offset by a decrease of $3 million, due to the closure of two ASCs, as well as the adverse impacts of the COVID-19 pandemic and Hurricane Ian on case volumes. Our Ambulatory Care segment recognized grant income from federal grants totaling $1 million during the three months ended September 30, 2021, which is not included in net operating revenues. Our Ambulatory Care segment did not recognize any grant income in the three months ended September 30, 2022.

Ambulatory Care net operating revenues increased by $339 million, or 17.2%, during the nine months ended September 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $298 million, as well as an increase in same‑facility net operating revenues of $103 million due primarily to higher surgical patient volume and higher net revenue per case. These increases were partially offset by a decrease of $62 million due primarily to the sale of urgent care centers to an unaffiliated urgent care provider and the transfer of imaging centers to the Hospital Operations segment, both in April 2021, as well as the adverse impacts of COVID-19 and Hurricane Ian noted above. Our Ambulatory Care segment also recognized grant income from federal grants totaling $4 million and $23 million during the nine months ended September 30, 2022 and 2021, respectively, which is not included in net operating revenues.

Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $39 million, or 23.1%, during the three months ended September 30, 2022 compared to the same period in 2021. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $31 million, as well as an increase in same‑facility salaries, wages and benefits expense of $8 million. Salaries, wages and benefits expense included $3 million of stock‑based compensation in each of the three‑month periods ended September 30, 2022 and 2021.

Salaries, wages and benefits expense increased by $91 million, or 17.8%, during the nine months ended September 30, 2022 compared to the same period in 2021. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $84 million and an increase in same‑facility salaries, wages and benefits expense of $35 million due primarily to higher surgical patient volumes, partially offset by a decrease of $28 million due to the aforementioned sale of urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Salaries, wages and benefits expense included $9 million of stock‑based compensation expense in each of the nine‑month periods ended September 30, 2022 and 2021.

Supplies
Supplies expense increased by $48 million, or 28.2%, during the three months ended September 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $44 million, as well as an increase in same‑facility supplies expense of $5 million due primarily to additional costs driven by the higher level of patient acuity, mainly due to a greater number of implant cases, and higher pricing of certain supplies as a result of the COVID‑19 pandemic.

Supplies expense increased by $128 million, or 25.8%, during the nine months ended September 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $107 million, as well as an increase in same‑facility supplies expense of $25 million due primarily to higher surgical patient volume, additional costs driven by the higher level of patient acuity, and higher pricing of certain supplies as a result of the COVID‑19 pandemic, partially offset by a decrease of $4 million due to the aforementioned sale of urgent care centers and the transfer of imaging centers to the Hospital Operations segment.

Other Operating Expenses, Net
Other operating expenses increased by $13 million, or 13.4%, during the three months ended September 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $17 million, partially offset by a decrease in same‑facility other operating expenses of $4 million.

Other operating expenses increased by $20 million, or 6.8%, during the nine months ended September 30, 2022 compared to the same period in 2021. The change was driven by an increase from acquisitions of $37 million, partially offset by a decrease of $17 million due to the aforementioned sale of urgent care centers and the transfer of imaging centers to the Hospital Operations segment.

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

Ambulatory Care Facility Growth	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net revenues	3.0%	4.9%
Cases	—%	2.4%
Net revenue per case	3.0%	2.5%

Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not‑for‑profit health system partner. Accordingly, as of September 30, 2022, the majority of facilities in our Ambulatory Care segment were operated in this model.

The table below summarizes the amounts we paid to acquire various ownership interests in ambulatory care facilities:

	Nine Months Ended September 30,		Increase (Decrease)
Type of Ownership Interests Acquired	2022	2021
Controlling interests	$224	$63	$161
Noncontrolling interests	—	1	(1)
Equity investment in unconsolidated affiliates and consolidated facilities	18	13	5
Total	$242	$77	$165

The table below provides information about the ownership structure of the facilities operated by our Ambulatory Care segment:

Ownership Structure of Ambulatory Care Facilities	September 30, 2022
Owned with a health system partner	203
Owned without a health system partner	261
Total	464

The table below reflects the change in the number of facilities operated by our Ambulatory Care segment since December 31, 2021:

Nine Months Ended September 30, 2022
Acquisitions	33
De novo	12
Dispositions/Mergers	(4)
Total increase in number of facilities operated	41

During the nine months ended September 30, 2022, we acquired controlling interests in 31 ASCs, 16 of which are located in Maryland, four in Florida, three in Arizona, two in each of Colorado and Tennessee, and four ASCs each located in other states. We paid cash totaling $169 million for these acquisitions. All of these facilities are jointly owned with physicians, except one that is jointly owned with a health system partner and physicians. During the same period in 2022, we acquired a noncontrolling interest in one ASC located in each of New Jersey and Texas.

Also during the nine months ended September 30, 2022, we acquired controlling ownership interests in 14 previously unconsolidated ASCs (including 12 SCD Centers) located in ten geographically diverse states. We paid an aggregate of $55 million to acquire controlling ownership interests in these facilities. Following our acquisition of a controlling interest in one of these ASCs, we contributed our ownership interest in it to a joint venture in which we have a noncontrolling ownership interest.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the nine months ended September 30, 2022, we invested approximately $18 million in such transactions.

Conifer Segment
Revenues
Our Conifer segment generated net operating revenues of $333 million and $314 million during the three months ended September 30, 2022 and 2021, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. Conifer’s revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $19 million, or 9.6%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to contractual rate increases and new business expansion.

Our Conifer segment generated net operating revenues of $990 million and $943 million during the nine months ended September 30, 2022 and 2021, respectively. Conifer revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $67 million, or 11.5%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by the same factors that impacted the three-month period described above.

Salaries, Wages and Benefits
Salaries, wages and benefits expense for Conifer increased $7 million, or 4.2%, in the three months ended September 30, 2022 compared to the same period in 2021, and increased $8 million, or 1.6%, in the nine months ended September 30, 2022 compared to the same period in 2021. The increase in both periods was primarily due to new business expansion, planned staffing increases and annual merit increases for certain of our employees.

Other Operating Expenses, Net
Other operating expenses for Conifer increased $7 million, or 11.7%, in the three months ended September 30, 2022 compared to the same period in 2021. Other operating expenses for Conifer increased $25 million, or 14.6%, in the nine months ended September 30, 2022 compared to the same period in 2021. The increase in each period was primarily due to new business expansion, higher vendor utilization and increased recruiting expenses in 2022.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated:
Impairment charges	$3	$—	$9	$1
Restructuring charges	17	14	78	48
Acquisition-related costs	4	1	10	6
Total impairment and restructuring charges, and acquisition-related costs	$24	$15	$97	$55

By segment:
Hospital Operations	$14	$11	$68	$31
Ambulatory Care	5	1	13	9
Conifer	5	3	16	15
Total impairment and restructuring charges, and acquisition-related costs	$24	$15	$97	$55

During the three months ended September 30, 2022, restructuring charges included $3 million of employee severance costs, $5 million related to the transition of various administrative functions to our GBC, $3 million related to contract and lease termination fees, and $6 million of other restructuring costs. Impairment charges recognized during the three months ended September 30, 2022 were comprised of $3 million from our Hospital Operations segment. Acquisition‑related costs during the three‑month period consisted entirely of transaction costs.

Restructuring charges for the three months ended September 30, 2021 consisted of employee severance costs of $3 million, $4 million related to the transition of various administrative functions to our GBC and $7 million of other restructuring costs. Acquisition‑related costs incurred during this period consisted entirely of transaction costs.

During the nine months ended September 30, 2022, restructuring charges included $24 million of employee severance cost, $10 million related to the transition of various administrative functions to our GBC, $25 million related to contract and lease termination fees, and $19 million of other restructuring costs. Impairment charges for the nine months ended September 30, 2022 were comprised of $5 million from our Hospital Operations segment and $2 million from each of our Ambulatory Care and Conifer segments. Acquisition‑related costs for the nine months ended September 30, 2022 consisted entirely of transaction costs.

Restructuring charges for the nine months ended September 30, 2021 consisted of employee severance costs of $13 million, costs related to the transition of various administrative functions to our GBC totaling $16 million and $19 million of other restructuring costs. Impairment charges for the nine months ended September 30, 2021 were comprised of $1 million from our Ambulatory Care segment. Acquisition‑related costs during the nine‑month period consisted entirely of transaction costs.

Litigation and Investigation Costs
Litigation and investigation costs during the three months ended September 30, 2022 and 2021 were $12 million and $29 million, respectively, and $50 million and $64 million during the nine months ended September 30, 2022 and 2021, respectively.

Net Gains on Sales, Consolidation and Deconsolidation of Facilities
During the three months ended September 30, 2021, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $412 million, primarily comprised of a gain of $409 million related to our sale of the Miami Hospitals in August 2021.

During the nine months ended September 30, 2021, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $427 million, primarily comprised of a gain of $409 million related to the sale of the Miami Hospitals in August 2021, a gain of $14 million related to the sale of the majority of our urgent care centers in April 2021 and net gains of $4 million related to other activity.

Interest Expense
Interest expense for the three and nine months ended September 30, 2022 was $222 million and $671 million, respectively, compared to $227 million and $702 million for the same periods in 2021.

Loss from Early Extinguishment of Debt
During the nine months ended September 30, 2022, we incurred aggregate losses from early extinguishment of debt of $109 million. These losses related to the redemption of our 7.500% senior secured first lien notes due 2025 (“2025 Senior Secured First Lien Notes”) in February 2022, open market purchases of our 6.750% senior unsecured notes due 2023 (the “2023 Senior Unsecured Notes”) during the six-month period ended June 30, 2022 and the redemption in full of the 2023 Senior Unsecured Notes in June 2022, in all cases in advance of the notes’ maturity date.

Loss from early extinguishment of debt was $20 million and $74 million for the three and nine months ended September 30, 2021, respectively. The loss in the three months ended September 30, 2021 related to the redemption of our 4.625% senior secured first lien notes due 2024 (“2024 Senior Secured First Lien Notes”) in advance of their maturity date. The loss in the nine‑month period included the loss from the redemption of our 2024 Senior Secured First Lien Notes, as well as losses incurred from the redemption of our 5.125% senior secured second lien notes due 2025 in June 2021 and the retirement of our 7.000% senior unsecured notes due 2025 in March 2021, both in advance of their respective maturity dates.

In all of the 2022 and 2021 periods, the losses from early extinguishment of debt primarily related to the difference between the purchase prices and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

Income Tax Expense
During the three months ended September 30, 2022, we recorded income tax expense of $112 million in continuing operations on pre-tax income of $380 million compared to $197 million on pre-tax income of $774 million during the prior‑year period. During the nine months ended September 30, 2022, we recorded income tax expense of $297 million in continuing operations on pre‑tax income of $1.023 billion compared to $303 million on pre-tax income of $1.360 billion during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we recorded income tax expense of $113 million to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense. We did not have any interest expense limited during 2021.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Tax expense at statutory federal rate of 21%	$80	$163	$215	$286
State income taxes, net of federal income tax benefit	15	29	40	56
Tax benefit attributable to noncontrolling interests	(29)	(26)	(86)	(79)
Nondeductible goodwill	—	28	1	35
Stock-based compensation tax benefit	(1)	(1)	(4)	(4)
Changes in valuation allowance	36	—	113	—
Other items	11	4	18	9
Income tax expense	$112	$197	$297	$303

Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $137 million for the three months ended September 30, 2022 compared to $129 million for the three months ended September 30, 2021. Net income available to noncontrolling interests for the 2022 period was comprised of $111 million related to our Ambulatory Care segment, $5 million related to our Hospital Operations segment and $21 million related to our Conifer segment.

Net income available to noncontrolling interests was $418 million for the nine months ended September 30, 2022 compared to $392 million for the nine months ended September 30, 2021. Net income available to noncontrolling interests for the nine months ended September 30, 2022 was comprised of $324 million related to our Ambulatory Care segment, $38 million related to our Hospital Operations segment and $56 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $9 million related to the minority interest Baylor held in USPI until June 30, 2022.

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

The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income available to Tenet Healthcare Corporation common shareholders	$131	$449	$309	$665
Less: Net income available to noncontrolling interests	(137)	(129)	(418)	(392)
Income from discontinued operations, net of tax	—	1	1	—
Income from continuing operations	268	577	726	1,057
Income tax expense	(112)	(197)	(297)	(303)
Loss from early extinguishment of debt	—	(20)	(109)	(74)
Other non-operating income, net	6	7	6	16
Interest expense	(222)	(227)	(671)	(702)
Operating income	596	1,014	1,797	2,120
Litigation and investigation costs	(12)	(29)	(50)	(64)
Net gains on sales, consolidation and deconsolidation of facilities	—	412	—	427
Impairment and restructuring charges, and acquisition-related costs	(24)	(15)	(97)	(55)
Depreciation and amortization	(209)	(209)	(628)	(654)
Adjusted EBITDA	$841	$855	$2,572	$2,466

Net operating revenues	$4,801	$4,894	$14,184	$14,629

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.7%	9.2%	2.2%	4.5%

Adjusted EBITDA as a % of net operating revenues (Adjusted EBITDA margin)	17.5%	17.5%	18.1%	16.9%

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

Long-Term Debt
At September 30, 2022, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.87x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of our Q1’22 Report.

Interest payments, net of capitalized interest, were $601 million and $664 million in the nine months ended September 30, 2022 and 2021, respectively.

Share Repurchase Program
In October 2022, our board of directors authorized a $1 billion share repurchase program. The timing and amounts of repurchases will be based on management’s discretion, subject to market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration.

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

In each of 2021 and 2022, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares for that year (66.6% in total). In June 2022, we entered into an agreement with Baylor (the “Share Purchase Agreement”) to complete the purchase of the Baylor Shares we called in 2021 and 2022 and to accelerate the acquisition of the remaining Baylor Shares eligible to be put/called in 2023. Under the terms of the Share Purchase Agreement, we agreed to pay Baylor $406 million to buy its entire 5% voting ownership interest in USPI. We paid $11 million upon execution of the Share Purchase Agreement and will make 35 additional non-interest bearing monthly payments of approximately $11 million, which payments commenced in August 2022. At September 30, 2022, we had liabilities of $135 million recorded in other current liabilities and $222 million in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet for the purchase of these shares.

Investment in the SCD Centers—USPI continues to make offers in an ongoing process to acquire a portion of the equity interests in certain of the SCD Centers from the physician owners for consideration of up to approximately $250 million. During the nine months ended September 30, 2022, we made aggregate payments of $51 million to acquire controlling interests in 12 SCD Centers. We cannot reasonably predict how many additional physician owners will accept our offers to acquire a portion of their equity, nor the timing or amount of any remaining payments.

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $219 million of standby letters of credit outstanding and guarantees at September 30, 2022.

Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), surgical hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies (including robotics), design and construction of new buildings or hospitals, and various other capital improvements. We continue to implement our portfolio diversification strategy into ambulatory surgery and have a baseline intention to invest $250 million annually in ambulatory business acquisitions and de novo facilities. Capital expenditures were $472 million and $354 million in the nine months ended September 30, 2022 and 2021, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2022 will total approximately $725 million to $775 million, including $95 million that was accrued as a liability at December 31, 2021.

USPI maintains a separate management equity plan (the “USPI Management Equity Plan”) under which it grants restricted stock units (“RSUs”) representing a contractual right to receive one share of USPI’s non‑voting common stock in the future. The vesting of RSUs granted under the plan varies based on the terms of the underlying award agreement. Once the requisite holding period is met, during specified times, the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non‑voting common shares can be made in cash or in shares of Tenet’s common stock. At September 30, 2022, there were 175,036 outstanding vested shares of non-voting common stock eligible to be sold to USPI.

Income tax payments, net of tax refunds, were $148 million in the nine months ended September 30, 2022 compared to $54 million in the nine months ended September 30, 2021.

SOURCES AND USES OF CASH
Our liquidity for the nine months ended September 30, 2022 was primarily derived from net cash provided by operating activities and cash on hand. During the nine months ended September 30, 2022, we also received supplemental funds from federal and state grants provided under COVID‑19 relief legislation. We had $1.208 billion of cash and cash equivalents on hand at September 30, 2022 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.500 billion based on our borrowing base calculation at September 30, 2022.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.

Net cash provided by operating activities was $662 million in the nine months ended September 30, 2022 compared to $1.211 billion in the nine months ended September 30, 2021. Key factors contributing to the change between the 2022 and 2021 periods include the following:

•$880 million of Medicare advances recouped or repaid in the nine months ended September 30, 2022 compared to $326 million recouped during the same period in 2021;

•$155 million of cash received from grants in the nine months ended September 30, 2022 compared to $38 million received in the nine months ended September 30, 2021;

•Lower interest payments of $63 million in 2022 period;

•Higher income tax payments of $94 million in the 2022 period;

•Decreased net cash receipts of $94 million related to supplemental Medicaid programs in California and Texas; and

•The timing of other working capital items.

Net cash used in investing activities was $502 million for the nine months ended September 30, 2022 compared to net cash provided by investing activities of $802 million for the nine months ended September 30, 2021. Proceeds from the sale of facilities and other assets were $1.026 billion lower during the 2022 period, primarily due to the sale of the majority of our urgent care centers in April 2021 and the sale of the Miami Hospitals in August 2021. Additionally, cash used for the purchase of businesses increased $160 million and capital expenditures increased $118 million in the nine months ended September 30, 2022 compared to the same period in 2021.

We used net cash of $1.316 billion and $2.167 billion for financing activities during the nine months ended September 30, 2022 and 2021, respectively. Financing activity during the nine months ended September 30, 2022 included payments against our borrowings of $2.786 billion, including $1.933 billion paid to redeem all $1.872 billion of aggregate principal amount outstanding of our 2023 Senior Unsecured Notes and $730 million paid to redeem all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes. In addition, distributions to noncontrolling interest holders increased $116 million, including distributions of the proceeds from the sale of several medical office buildings to minority interest holders totaling $61 million. These factors were partially offset by proceeds of $2.000 billion from the issuance of our 2030 Senior Secured First Lien Notes during the nine months ended September 30, 2022.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At September 30, 2022, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. In March 2022, we amended the revolving credit facility to, among other things, (i) decrease the previous maximum aggregate revolving credit commitments from $1.900 billion to $1.500 billion, subject to borrowing availability, (ii) extend the scheduled maturity date from September 2024 to March 2027, and (iii) replace the London Interbank Offered Rate (LIBOR) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate. At September 30, 2022, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at September 30, 2022. We were in compliance with all covenants and conditions in our Credit Agreement at September 30, 2022.

Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. The scheduled maturity date of the LC Facility is September 12, 2024. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At September 30, 2022, we were in compliance with all covenants and conditions in the LC Facility, and we had $116 million of standby letters of credit outstanding thereunder.

Senior Unsecured Notes and Senior Secured Notes—On June 15, 2022, we issued $2.000 billion aggregate principal amount of our 2030 Senior Secured First Lien Notes. We will pay interest on the 2030 Senior Secured First Lien Notes semi‑annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2022. As further discussed below, we used a substantial portion of the proceeds from the issuance of the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the redemption of our 2023 Senior Unsecured Notes.

Through a series of open‑market transactions during the six months ended June 30, 2022, we repurchased $124 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes using cash on hand. Following the issuance of our 2030 Senior Secured First Lien Notes, we used a substantial portion of the proceeds to redeem the then-remaining $1.748 billion aggregate principal outstanding of the 2023 Senior Unsecured Notes in advance of their maturity date. In total, we paid $1.933 billion during the six months ended June 30, 2022 to retire our 2023 Senior Unsecured Notes in full and recorded aggregate losses from early extinguishment of debt of $71 million, primarily related to the difference between the purchase prices and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.

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

LIQUIDITY
We continue to experience negative impacts of the COVID‑19 pandemic on our business in varying degrees. In various periods during the nine months ended September 30, 2022, we were affected by a significant acceleration in COVID‑19 cases associated with the Omicron variant and subvariants. Future variants could similarly emerge and cause surges in COVID‑19 cases, which may adversely impact the local economies of areas we serve. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

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

Our cash on hand fluctuates day‑to‑day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments, as well as cash disbursements required to respond to the COVID‑19 pandemic. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future may cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement and anticipated future cash provided by our operating activities should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to current and former joint venture partners, including those related to our Share Purchase Agreement with Baylor, and other presently known operating needs.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section, other sections of this report and in our Annual Report and our Q1’22 Report, including any costs associated with legal proceedings and government investigations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at September 30, 2022. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value

	(Dollars in Millions)
Fixed rate long-term debt	$38	$134	$1,476	$64	$2,137	$11,381	$15,230	$14,036
Average effective interest rates	4.7%	5.0%	4.7%	6.1%	4.9%	5.5%	5.3%

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

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2022 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Letter Agreement between the Registrant and Ronald A. Rittenmeyer, dated October 1, 2022 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 3, 2022)*

(b) Tenet Special RSU Deferral Plan, amended and restated effective August 10, 2022*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: October 28, 2022	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)