Form 10-K
period 2022-12-31
TENET HEALTHCARE CORP
filed 2023-02-21
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $5.6 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day. As of January 31, 2023, there were 102,274,102 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2023 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.
ITEM 1. BUSINESS
OVERVIEW
Tenet Healthcare Corporation (“Tenet”) is a diversified healthcare services company with its headquarters in Dallas, Texas, and a Global Business Center (“GBC”) in Manila, Philippines. We operate our expansive, nationwide care delivery network through direct and indirect subsidiaries, including USPI Holding Company, Inc. (“USPI”), as well as downstream partnerships and joint ventures; the terms “we,” “our” and “us,” as used in this report and unless otherwise stated or indicated by the context, refer to Tenet and these entities. At December 31, 2022, we operated 61 acute care and specialty hospitals, as well as over 575 other healthcare facilities, including surgical hospitals, ambulatory surgery centers (each, an “ASC”), imaging centers, off-campus emergency departments (each, an “ED”) and micro‑hospitals. In addition, we operate Conifer Health Solutions, LLC (“Conifer JV”), a joint venture that provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients. For financial reporting purposes, our business lines are classified into three separate reportable operating segments – Hospital Operations and other (“Hospital Operations”), Ambulatory Care and Conifer. Additional information about our operating segments is provided below; statistical data for the segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report (“MD&A”).
In 2022, the public health and economic effects of the COVID‑19 pandemic continued to adversely impact our operating segments, as well as our patients, communities and employees, to varying degrees. Throughout MD&A, we have: (1) provided additional information on the effects the pandemic has had on our results of operations; (2) disclosed the various actions we have taken, and are continuing to take, to increase our liquidity and mitigate the impact of reductions in our patient volumes and changes in our service mix and revenue mix; and (3) described various legislative actions that have alleviated some of the adverse financial impacts of the pandemic on our business. The ultimate extent and scope of the pandemic and the future effects it may have on us remain unknown. For information about risks and uncertainties related to COVID‑19 that could affect our business, financial condition, results of operations and cash flows, we refer you to the Risk Factors section below.
OPERATIONS
HOSPITAL OPERATIONS SEGMENT
Hospitals, Ancillary Outpatient Facilities and Related Businesses—In 2022, we continued to make investments across our Hospital Operations segment to offer more convenient access to higher‑demand and higher‑acuity clinical service lines in the communities we serve. In September 2022, we opened a new acute care hospital, Piedmont Medical Center Fort Mill, in South Carolina; this newly constructed 100‑bed facility includes an emergency department, multi‑specialty operating rooms, an intensive care unit, and labor and delivery rooms. We also sold or closed three outpatient centers and exited some service lines at individual facilities in 2022, in each case because we believe they are no longer a core part of our long‑term growth and synergy strategies.
At December 31, 2022, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states. Our subsidiaries had sole ownership of 53 of these hospitals, six were owned or leased by entities that are majority owned by a Tenet subsidiary, and two were owned by third parties and leased by our wholly owned subsidiaries. Our Hospital Operations segment also included 109 outpatient centers at December 31, 2022, the majority of which are provider‑based and freestanding imaging centers, off‑campus hospital EDs and micro‑hospitals, and provider‑based ASCs. In addition, at December 31, 2022, our subsidiaries owned or leased and operated: a number of medical office buildings, all of which were located on, or nearby, our hospital campuses; over 750 physician practices with a network of employed physicians; several accountable care organizations and clinically integrated networks; and other ancillary healthcare businesses.
Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most have: intensive care, critical care and/or coronary care units; cardiovascular, digestive disease, neurosciences, musculoskeletal and obstetrics services; and outpatient services, including physical therapy. Many of our hospitals provide tertiary care services, such as cardiothoracic surgery, complex spinal surgery, neonatal intensive care and neurosurgery, and some also offer quaternary care in areas such as heart and kidney transplants. Moreover, a number of our hospitals offer advanced treatment options for patients, including limb‑salvaging vascular procedures, acute level 1 trauma services, comprehensive intravascular stroke care, minimally invasive cardiac valve replacement, cutting‑edge imaging technology, and telemedicine access for select medical specialties. All of the hospitals in our Hospital Operations segment are licensed under appropriate state laws, and each is accredited by The Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and Conditions for Coverage, and they are eligible to participate Medicare, Medicaid and other government‑sponsored provider programs.

The following table lists, by state, the hospitals wholly owned, operated as part of a joint venture, or leased and operated by our wholly owned subsidiaries at December 31, 2022:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Baptist Medical Center(1)	Homewood	595	JV/Owned
Citizens Baptist Medical Center(1)(2)	Talladega	122	JV/Leased
Princeton Baptist Medical Center(1)(2)	Birmingham	505	JV/Leased
Shelby Baptist Medical Center(1)(2)	Alabaster	252	JV/Leased
Walker Baptist Medical Center(1)(2)	Jasper	267	JV/Leased

Arizona
Abrazo Arizona Heart Hospital(3)	Phoenix	59	Owned
Abrazo Arrowhead Campus	Glendale	217	Owned
Abrazo Central Campus	Phoenix	206	Owned
Abrazo Scottsdale Campus	Phoenix	120	Owned
Abrazo West Campus	Goodyear	216	Owned
Holy Cross Hospital(4)	Nogales	25	Owned
St. Joseph’s Hospital	Tucson	486	Owned
St. Mary’s Hospital	Tucson	400	Owned

California
Desert Regional Medical Center(5)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Hi-Desert Medical Center(6)	Joshua Tree	179	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	172	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(7)	San Ramon	123	JV/Owned
Tenet Health Central Coast Sierra Vista Regional Medical Center	San Luis Obispo	162	Owned
Tenet Health Central Coast Twin Cities Community Hospital	Templeton	122	Owned

Florida
Delray Medical Center	Delray Beach	536	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	199	Owned
St. Mary’s Medical Center	West Palm Beach	420	Owned
West Boca Medical Center	Boca Raton	195	Owned

Massachusetts
MetroWest Medical Center – Framingham Union Campus	Framingham	126	Owned
MetroWest Medical Center – Leonard Morse Campus(3)	Natick	103	Owned
Saint Vincent Hospital	Worcester	290	Owned

Hospital	Location	Licensed Beds	Status
Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	273	Owned
Harper University Hospital	Detroit	470	Owned
Huron Valley-Sinai Hospital	Commerce Township	158	Owned
Hutzel Women’s Hospital	Detroit	114	Owned
Rehabilitation Institute of Michigan(3)	Detroit	69	Owned
Sinai-Grace Hospital	Detroit	404	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	44	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head Island	93	Owned
Piedmont Medical Center	Rock Hill	294	Owned
Piedmont Medical Center Fort Mill	Fort Mill	100	Owned

Tennessee
Saint Francis Hospital	Memphis	479	Owned
Saint Francis Hospital – Bartlett	Bartlett	196	Owned

Texas
Baptist Medical Center	San Antonio	607	Owned
The Hospitals of Providence East Campus	El Paso	218	Owned
The Hospitals of Providence Memorial Campus	El Paso	480	Owned
The Hospitals of Providence Sierra Campus	El Paso	306	Owned
The Hospitals of Providence Transmountain Campus	El Paso	108	Owned
Mission Trail Baptist Hospital	San Antonio	110	Owned
Nacogdoches Medical Center	Nacogdoches	161	Owned
North Central Baptist Hospital	San Antonio	443	Owned
Northeast Baptist Hospital	San Antonio	347	Owned
Resolute Health Hospital	New Braunfels	128	Owned
St. Luke’s Baptist Hospital	San Antonio	287	Owned
Valley Baptist Medical Center	Harlingen	586	Owned
Valley Baptist Medical Center – Brownsville	Brownsville	240	Owned

Total Licensed Beds		15,472

(1)Operated by a limited liability company formed as part of a joint venture with Baptist Health System, Inc. (“BHS”), a not‑for‑profit health system in Alabama; a Tenet subsidiary owned a 70% interest in the entity at December 31, 2022, and BHS owned a 30% interest.
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
(3)Specialty hospital.
(4)Designated by the Centers for Medicare & Medicaid Services (“CMS”) as a critical access hospital.
(5)Lease expires in May 2027.
(6)Lease expires in July 2045.
(7)Owned by a limited liability company formed as part of a joint venture with John Muir Health (“JMH”), a not‑for‑profit health system in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the entity at December 31, 2022, and JMH owned a 49% interest. In January 2023, we entered into a definitive agreement whereby JMH will acquire sole ownership of the hospital before the end of the year, subject to regulatory approvals and customary closing conditions.
Information regarding the utilization of licensed beds and other operating statistics at December 31, 2022 and 2021 can be found in MD&A.

At December 31, 2022, our Hospital Operations segment also included 42 imaging centers, 14 off‑campus EDs and 10 ASCs, all of which are operated as departments of our hospitals and under the same license, as well as 43 separately licensed, freestanding outpatient centers – typically at locations complementary to our hospitals – consisting of 25 imaging centers, 14 emergency facilities (13 of which are licensed as micro‑hospitals), two ASCs and two urgent care centers. Approximately half of the outpatient centers in our Hospital Operations segment at December 31, 2022 were in Texas and California, the same states where we had the largest concentrations of licensed hospital beds. Strong concentrations of hospital beds and outpatient centers within operating areas may help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental, competitive or other condition (including surges of COVID‑19 or other illnesses) occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.
Accountable Care Organizations and Clinically Integrated Networks—We own, control or operate one accountable care organization (“ACO”) and three clinically integrated networks (each, a “CIN”) – in Alabama, Arizona, Massachusetts and Texas – and participate in an additional ACO and an additional CIN with other healthcare providers for select operating areas in Arizona. An ACO is a group of providers and suppliers that work together to redesign delivery processes in an effort to achieve high‑quality and efficient provision of services under contract with CMS. ACOs that achieve quality performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. A CIN coordinates the healthcare needs of the communities served by its network of providers with the purpose of improving the quality and efficiency of healthcare services through collaborative programs, including contracts with managed care payers that create a high degree of interdependence and cooperation among the network providers. Because they promote accountability and coordination of care, ACOs and CINs are intended to produce savings as a result of improved quality and operational efficiencies.
AMBULATORY CARE SEGMENT
At December 31, 2022, USPI held indirect ownership interests in 442 ASCs and 24 surgical hospitals in 35 states.
USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; pain management; otolaryngology (ear, nose and throat); gastroenterology; ophthalmology; and urology. At the beginning of 2022, we owned approximately 95% of USPI, and Baylor University Medical Center (“Baylor”) owned approximately 5%. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor held on that date, which increased our ownership interest in USPI’s voting shares from 95% to 100%.

We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in surgical techniques, medical technology and anesthesia, as well as the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in the outpatient setting will continue to increase over time. For these reasons, we remain focused on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth, construction of new outpatient centers and strategic partnerships. In July 2022, USPI formed a joint venture with United Urology Group (“UUG”) and acquired ownership interests in 22 ASCs (three of which were then in development). Including the UUG centers, during the year ended December 31, 2022, we added over 35 ASCs to our portfolio through acquisitions of majority and minority ownership interests, and we opened 15 new (or de novo) ASCs. Also during 2022, we increased our ownership interests in over 20 ASCs, which allowed us to consolidate their financial results. In addition, we are taking steps to grow our Ambulatory Care segment business by replacing high-volume, low‑acuity services lines with service lines involving higher acuity cases. To that end, we closed or sold our ownership interests in a small number of centers that we believe are no longer part of our long-term growth strategy.
Our goal is to have an ownership interest in and operate 575 to 600 ASCs by the end of 2025. In December 2021, USPI and principals of Surgical Center Development (“SCD”) entered into a joint venture and development agreement under which USPI will have the exclusive option to partner with affiliates of SCD on the future development of a minimum target of 50 de novo ASCs through December 2026. We believe that this arrangement will enable us to continue to sharpen our focus on the growth and expansion of ambulatory surgical services.
Operations of USPI—USPI acquires and develops its facilities primarily through the formation of joint ventures with physicians and health systems. USPI’s subsidiaries hold ownership interests in the facilities directly or indirectly and operate the majority of its facilities on a day‑to‑day basis through management services contracts.
We operate USPI’s facilities, structure our joint ventures, and adopt staffing, scheduling, and clinical systems and protocols with the goal of increasing physician productivity. We believe that this focus on physician satisfaction, combined with providing high‑quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities over time. Our joint ventures also enable health systems to offer patients, physicians and payers the cost advantages, convenience and other benefits of ambulatory care in a freestanding facility and, in certain areas, establish networks needed to manage the full continuum of care for a defined population. Further, these relationships allow the health systems to focus their attention and resources on their core businesses without the challenge of acquiring, developing and operating ancillary facilities.
CONIFER SEGMENT
Nearly all of the services comprising the operations of our Conifer segment are provided by our Conifer JV or one of its direct or indirect wholly owned subsidiaries. At December 31, 2022, our Conifer Holdings, Inc. subsidiary (“Conifer Holdings”) owned 76.2% of the Conifer JV, and Catholic Health Initiatives (“CHI”) had a 23.8% ownership position. (As a result of its 2019 merger with Dignity Health, CHI is now a part of CommonSpirit Health.) The term “Conifer,” as used in Part I of this report and unless otherwise stated or indicated by the context, refers to Conifer Holdings, our Conifer JV, and their direct or indirect wholly owned subsidiaries.
Services—Conifer provides comprehensive end‑to‑end and focused‑point business process services, including hospital and physician revenue cycle management, patient communications and engagement support, and value‑based care solutions, to hospitals, health systems, physician practices, employers and other clients.
Conifer’s revenue cycle management solutions consist of: (1) patient services, including: centralized insurance and benefit verification; financial clearance, pre‑certification, registration and check‑in services; and financial counseling services, including reviews of eligibility for government healthcare or financial assistance programs, for both insured and uninsured patients, as well as qualified health plan coverage; (2) clinical revenue integrity solutions, including: clinical admission reviews; coding; clinical documentation improvement; coding compliance audits; charge description master management; and health information services; and (3) accounts receivable management solutions, including: third‑party billing and collections; denials management; and patient collections. All of these solutions, which aim to assist clients in improving their cash flow, revenue, and physician and patient satisfaction, include ongoing measurement and monitoring of key revenue cycle metrics, as well as productivity and quality improvement programs.
In addition, Conifer offers customized communications and engagement solutions to optimize the relationship between providers and patients. Conifer’s trained customer service representatives provide direct, 24‑hour, multilingual support for (1) physician referral requests, calls regarding maternity services and other patient inquiries, (2) community education and outreach, and (3) scheduling and appointment reminders. Conifer coordinates and implements marketing outreach programs, as well, to keep patients informed of screenings, seminars, and other events and services.
Conifer also offers value‑based care solutions, including clinical integration, financial risk management and population health management, all of which aim to assist clients in improving the cost and quality of their healthcare delivery, as well as their patient outcomes. Conifer helps clients build CINs that provide predictive analytics and quality measures across the care continuum. In addition, Conifer facilitates the alignment and management of financial incentives among healthcare stakeholders through risk modeling and administration of various payment models. Furthermore, Conifer offers clients tools and analytics to improve quality of care and provide care management services for patients with chronic diseases by identifying high‑risk patients, coordinating with patients and clinicians in managing care, and monitoring clinical outcomes.
At December 31, 2022, Conifer provided one or more of the business process services described above to approximately 660 Tenet and non‑Tenet hospital and other clients nationwide. Tenet and CHI facilities represented approximately 44% of these clients, and the remainder were unaffiliated health systems, hospitals, physician practices, self‑insured organizations, health plans and other entities. We believe the pricing terms for the services Conifer provides to our facilities are commercially reasonable and consistent with estimated third-party terms. Conifer’s agreement with CHI to provide patient access, revenue integrity, accounts receivable management and patient financial services to CHI’s facilities expires on December 31, 2032. For the year ended December 31, 2022, approximately 34% of Conifer’s net operating revenues were attributable to its relationship with Tenet and approximately 46% were attributable to its relationship with CHI.
REAL PROPERTY
The locations of our acute care and specialty hospitals and the number of licensed beds at each at December 31, 2022 are set forth in the table beginning on page 2. The locations of USPI’s surgical hospitals and ASCs are reflected on the map on page 4. We lease the majority of our outpatient facilities in both our Hospital Operations segment and our Ambulatory Care segment. These leases typically have initial terms ranging from five to 10 years, and most of the leases contain options to extend the lease periods. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own many of these medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.
We typically lease our office space under operating lease agreements. Our corporate headquarters are located in Dallas, Texas. In addition, we maintain administrative offices in regions where we operate hospitals and other businesses, as well as our GBC in Manila. We believe that all of our properties are suitable for their respective uses and are, in general, adequate for our present needs.
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
Although we have no contractual relationship with most of the physicians who practice at our hospitals and outpatient centers, at December 31, 2022, we owned over 750 physician practices, and our subsidiaries employed (where permitted by state law) or otherwise affiliated with over 1,450 physicians. Our ability to employ physicians is closely regulated, with a number of states prohibiting the corporate practice of medicine or otherwise regulating what types of entities may employ physicians, and we structure our arrangements with healthcare providers to comply with these state laws.
In 2022, we continued to experience challenges in recruiting and retaining physicians. In some of the regions in which we operate, physician recruitment and retention are affected by a shortage of qualified physicians in certain higher-demand clinical service lines and specialties. Moreover, we continue to refine our physician base and provider programs to focus on experienced, high-quality and collaborative specialists.

EMPLOYEES
We believe each employee across our network has a role integral to our mission, which is to provide quality, compassionate care in the communities we serve. At December 31, 2022, we employed approximately 102,400 people (of which approximately 26% were part‑time employees) in our three operating segments, as follows:

Hospital Operations	69,250
Ambulatory Care	21,400
Conifer	11,750
Total	102,400
At December 31, 2022, the employee headcount in our Hospital Operations segment remained substantially consistent with December 31, 2021. Year over year, the headcount in our Ambulatory Care segment increased approximately 6%, partially due to our acquisition activity, and the headcount in our Conifer segment increased approximately 8% to support our continued growth and facilitate the transition of various administrative functions to our GBC. At December 31, 2022, we had employees in all 50 U.S. states and the District of Columbia, as well as nearly 3,000 employees providing support across our entire network at our GBC. Approximately 32% of our employees are nurses.
Board Oversight—Our board of directors and its committees oversee human capital matters through regular reports from management and advisors. The board’s human resources committee (“HR Committee”) is responsible for establishing general compensation policies that (1) support our overall business strategies and objectives, (2) enhance our efforts to attract and retain skilled employees, (3) link compensation with our business objectives and organizational performance, and (4) provide competitive compensation opportunities for key executives. The HR Committee also provides, among other things, its perspectives regarding performance management, succession planning, leadership development, diversity, recruiting, retention and employee training. The board’s environmental, social and governance (“ESG”) committee, which was formed in 2021, provides oversight with respect to our ESG strategy and guidance on ESG matters that are relevant to our business.
ESG Report—Additional information regarding our approach to and progress in connection with ESG matters can be found in our most recent ESG Report, which is available on our website. The information found on our website, including the information in our ESG Reports, is not incorporated by reference into nor part of this or any other report or document we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”).
Human Resources Practices—We have established – and continue to enhance and refine – a comprehensive set of practices for recruiting, managing and optimizing the human resources of our organization. In many cases, we utilize objective benchmarking and other tools in our efforts in such areas as organizational effectiveness, engagement, voluntary turnover and staffing efficiencies.
Compensation and Benefits; Culture—In general, we seek to attract, develop and retain an engaged workforce, cultivate a high‑performance culture that embraces data‑driven decision‑making, and improve talent management processes to promote diversity and inclusion. To that end, we offer:
•a competitive range of compensation and benefit programs designed to reward performance and promote well‑being, including an employee stock purchase plan, a 401(k) plan, health care and insurance benefits, health savings and flexible spending accounts, and paid time off;
•opportunities for continuing education and advancement through a broad range of clinical training and leadership development experiences, including in‑person and online courses and mentoring opportunities;
•a supportive, inclusive and patient‑centered culture aligned with our values and based on respect for others;
•company‑sponsored efforts encouraging and recognizing volunteerism and community service; and
•a code of conduct that promotes integrity, accountability and transparency, among other high ethical standards.
Employee Safety and Welfare—We believe our employees comprise a community built on care, and we place a high priority on maintaining a secure and healthy workplace for them. We promote a culture of safety and reporting by connecting employee safety policies with patient safety policies, and we review and refine the policies regularly. At our hospitals, outpatient facilities, and other care sites, we align staffing to need in our nursing units, and we invest in appropriate training to improve the competency of our caregivers. In addition, we have heightened infection-prevention protocols, we maintain consistent availability of personal protective equipment and disinfection supplies, and we regularly provide concise and current infection prevention guidance.

We also offer resources to help employees manage challenging circumstances, including a comprehensive employee assistance program comprised of counseling services, financial guidance and legal aid. The Tenet Care Fund (the “Care Fund”) is a 501(c)(3) public charity that provides financial assistance to our employees who have experienced hardship due to, among other things, fires, natural disasters, catastrophic injuries and extended illnesses. The Care Fund is funded primarily by our employees for our employees.
Diversity and Inclusion—We continue to focus on the hiring, advancement and retention of underrepresented populations to further our objective of fostering an engaging culture with a workforce and leadership teams that represent the communities we serve. As of December 31, 2022, our total workforce was approximately 78% female, and nearly 50% of our employees self‑identified as racially or ethnically diverse. Approximately 55% of new employees (i.e., those we hired in 2022) self‑identified as racially or ethnically diverse.
We have a Diversity Council, which consists of leaders representing different facets of our enterprise, to support our overall diversity and inclusion efforts, including in the areas of recruiting, talent development, new‑hire mentoring, community partnerships, and educational opportunities. The Diversity Council works to provide tools, guidelines and training with respect to best practices in these areas. In 2021, the Diversity Council provided oversight to our human resources department in the development and implementation of an enterprise-wide inclusive culture training session. In addition, the Diversity Council has established the following employee resource groups to support team members with similar backgrounds or shared interests: African American, Women’s Network, Asian/Pacific, LGBTQ+, Hispanic and Veteran. Each employee resource group has an executive sponsor to help in setting a unique mission and operating model for the group.
Competition; Staffing and Labor Trends—Our operations are dependent on the availability, efforts, abilities and experience of management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, among others. We have always competed with other healthcare providers in recruiting and retaining these employees; however, over the past several years, our industry has been facing considerable workforce challenges. Like other hospital companies, we continue to experience a shortage of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. The COVID‑19 pandemic exacerbated these shortages – and, thereby, competition for qualified candidates – as more employees chose to retire early, leave the workforce or take travel assignments. In addition, in some areas, the increased demand for care of patients with COVID‑19, influenza and other respiratory viruses in our hospitals, as well as the direct impact of these illnesses on physicians, employees and their families, have put a strain on our resources and staff. As a result of the aforementioned challenges, we have been, and we may continue to be, required to enhance wages and benefits to recruit and retain experienced employees, pay premiums above standard compensation for essential workers, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees, which we also compete with other healthcare providers to secure.
We also depend on the available labor pool of semi-skilled and unskilled workers in each of the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees.
Union Activity and Labor Relations—At December 31, 2022, approximately 26% of the employees in our Hospital Operations segment were represented by labor unions. Less than 1% of the total employees in both our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 33 of our hospitals, the majority of which are in California, Florida and Michigan. Organizing activities by labor unions could increase our level of union representation in future periods, which could impact our labor costs.
When we are negotiating collective bargaining agreements with unions (whether such agreements are renewals or first contracts), work stoppages and strikes may be threatened or occur. Although relatively uncommon, extended strikes have had, and could in the future have, an adverse effect on our patient volumes, net operating revenues and labor costs at individual hospitals or in local markets.
Staffing Ratio Requirements—Our acute care hospitals in California are required to maintain minimum nurse‑to‑patient staffing ratios, which impacts our labor costs. Moreover, from time to time, we are required to limit admissions if we do not have the necessary number of nurses available to meet the required ratios, which has a corresponding adverse effect on our revenues.

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
Some of the hospitals that compete with our hospitals are owned by tax‑supported government agencies, and many others are owned by not‑for‑profit organizations that may have financial advantages not available to our facilities, including (1) support through endowments, charitable contributions and tax revenues, (2) access to tax‑exempt financing, and (3) exemptions from sales, property and income taxes. In addition, in certain areas where we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at most of our hospitals.
The existence or absence of state laws that require findings of need for construction and expansion of healthcare facilities or services (as described in the Healthcare Regulation and Licensing – Certificate of Need Requirements subsection below) may also impact competition. In recent years, the number of freestanding specialty hospitals, surgery centers, EDs and imaging centers in the geographic areas in which we operate has increased significantly. Some of these facilities are physician‑owned. Moreover, we expect to encounter additional competition from system‑affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in certain regions in the future.
Another major factor in the competitive position of a hospital or outpatient facility is the scope of its relationships with managed care plans. Health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), third‑party administrators, and other third‑party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Our ability to enter into, maintain and renew favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans, as well as add new facilities to our existing agreements at contracted rates, significantly affects our revenues and operating results. Generally, we compete for managed care contracts on the basis of price, market reputation, geographic location, quality and range of services, caliber of the medical staff and convenience. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate commercial rate increases. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Vertical integration efforts involving third‑party payers and healthcare providers, among other factors, may increase competitive challenges.
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
In addition, we have significantly increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, increased predictability and efficiency for physicians, and (for most services) lower costs for payers than would be incurred with a hospital visit. We believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service and participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, among other strategies, will help us address competitive challenges in our markets.

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
To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and client requirements. Existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential clients might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins and growth rate.
HEALTHCARE REGULATION AND LICENSING
OVERVIEW
Like others in the healthcare industry, we are subject to an extensive and complex framework of government regulation at the federal, state and local levels. These legal and regulatory standards relate to, among other topics: ownership and operation of facilities and physician practices; licensure, certification and enrollment in government programs; the necessity and adequacy of medical care; quality of medical equipment and services; relationships with and qualifications of physicians and employees; operating conduct, policies and procedures; screening, stabilization and transfer of individuals who have emergency medical conditions; rate-setting, billing and coding for services; the preparation and filing of cost reports; the handling of overpayments; contractual arrangements; relationships with referral sources and referral recipients; privacy and security; maintenance of adequate records; construction, acquisition, expansion and closure of healthcare facilities or services; environmental protection; compliance with fire prevention and building codes; debt collection; and communications with patients and consumers. In addition, various permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our facilities are also subject to periodic inspection by governmental and other authorities to determine their compliance with applicable regulations, as well as the standards necessary for licensing and accreditation.
We believe that our healthcare facilities hold all required governmental approvals, licenses and permits material to the operation of their business. Furthermore, we have extensive policies and procedures in place to facilitate compliance with applicable laws, rules and regulations; however, these policies and procedures cannot ensure compliance in every case. Moreover, government regulations often change, and we may have to make adjustments to our facilities, equipment, personnel and services to remain in compliance.
The potential consequences for failing to comply with applicable laws, rules and regulations include (1) required refunds of previously received government program payments, (2) the assessment of civil monetary penalties, including treble damages, (3) fines, which could be significant, (4) exclusion from participation in federal healthcare programs and (5) criminal sanctions, including sanctions against current or former employees. Our Medicare and Medicaid payments may be suspended pending even an investigation of what the government determines to be a credible allegation of fraud. Any of the aforementioned consequences could have a material adverse effect on our business, financial condition, results of operations or cash flows.
HEALTHCARE REFORM
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The initial expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions, along with reductions in Medicare and Medicaid reimbursement to healthcare providers, including us. Of the nine states in which we operate hospitals, four have taken action in accordance with the Affordable Care Act to expand their Medicaid programs; however, over half of our licensed beds at December 31, 2022 were located in five states, namely Alabama, Florida, South Carolina, Tennessee and Texas, that have not expanded Medicaid under the law.
There is ongoing uncertainty with respect to the ultimate net effect of the Affordable Care Act due to the potential for continued changes in the law’s implementation and how government agencies and courts interpret it. Moreover, we cannot predict what future action, if any, Congress might take to amend the Affordable Care Act. If future modifications or interpretations result in significantly fewer individuals having private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.
There is also uncertainty regarding the potential impact of other healthcare-related reform efforts at the federal and state levels. Some reform initiatives, requirements and proposals could have a positive effect on our business, while others may increase our operating costs, negatively impact our case mix, adversely affect the reimbursement we receive for our services or require us to expend resources to modify certain aspects of our operations. Moreover, some current reforms could impact our competitive position, as well as our relationships with insurers and patients, including:
•the No Surprises Act, which established federal protections that became effective in 2022 against balance billing for certain out‑of‑network services, including emergency care, and which, among other things, contains resolution procedures for payment disputes between providers and insurers through an impartial arbitration system; and
•CMS’ rules relating to hospital price transparency, which require that hospitals share payer-specific negotiated prices for certain healthcare services with the goal of making it easier for consumers to shop and compare prices across hospitals and estimate the cost of care before going to the hospital.
ANTIFRAUD AND ABUSE LAWS
A number of federal statutes, and the regulations implementing them, govern our participation in the Medicare and Medicaid payment programs, including:
•the anti‑kickback and antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti‑kickback Statute”), which prohibit the knowing and willful remuneration of anything of value intended to induce or reward patient referrals or the generation of business involving any item or service payable by federal healthcare programs, subject to certain government-established “safe harbor” exceptions;
•the False Claims Act (“FCA”), which prohibits the submission of claims for payment to government programs that are known to be, or should be known to be, fraudulent;
•the Stark law, which generally restricts physician referrals of Medicare or Medicaid patients to entities the physician or an immediate family member has a financial relationship with, regardless of any intent to violate the law, unless one of several exceptions applies; and
•the Civil Monetary Penalties Law, which authorizes the Secretary of HHS to impose civil penalties for various forms of fraud and abuse involving the Medicare and Medicaid programs.
The states in which we operate have adopted laws that prohibit payments in exchange for patient referrals, similar to the federal Anti‑kickback Statute, or that otherwise prohibit fraud and abuse activities. Many states have also passed self‑referral legislation similar to the Stark law. Often these state laws are broader in scope in terms of the providers and services regulated, and certain of the laws apply regardless of the source of payment for care. These statutes typically provide for criminal and civil penalties, as well as loss of licensure.

Application to Our Operations—We regularly enter into financial arrangements with physicians and other providers in a manner we believe complies with the Anti‑kickback Statute, the Stark law, and other applicable antifraud and abuse laws. At December 31, 2022, the majority of the surgical hospitals and ASCs in our Ambulatory Care segment were owned by joint ventures with physicians and/or health systems. In addition, we have contracts with physicians and non‑physician referral sources providing for a variety of financial arrangements, including employment agreements, leases and professional service contracts, such as medical director agreements. We also provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs.
As described below, the primary focus of our quality, compliance and ethics program is compliance with the requirements of Medicare, Medicaid and other federally funded healthcare programs. However, if our arrangements are found to fail to comply with applicable antifraud and abuse laws, our operations could be adversely affected. In addition, any determination by a federal or state agency or court that USPI or one of its subsidiaries has violated any of these laws could give certain of our joint venture partners a right to terminate their relationships with us; and any similar determination with respect to Conifer could give Conifer’s clients the right to terminate their services agreements with us. Moreover, any violations by and resulting penalties or exclusions imposed upon USPI’s joint venture partners or Conifer’s clients could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.
Government Enforcement Efforts and Qui Tam Lawsuits—The healthcare industry is subject to heightened and coordinated civil and criminal enforcement efforts from both federal and state government agencies. The U.S. Office of Inspector General, which is an independent and objective oversight unit of HHS, conducts audits, evaluations and investigations relating to HHS programs and operations and, when appropriate, imposes civil monetary penalties, assessments and administrative sanctions.
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
We have paid significant amounts to resolve government investigations and qui tam matters brought against us in the past, and we are unable to predict the impact of any future actions on our business, financial condition, results of operations or cash flows.
HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of protected health information (“PHI”) and sets forth the rights of patients to understand and control how their information is used and disclosed. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA, and similar state privacy laws, under the guidance of our ethics and compliance department. Our compliance officers and information security officers are responsible for implementing and monitoring enterprise‑wide compliance with our HIPAA privacy and security policies and procedures. We have also created an internal web‑based HIPAA training program, which is mandatory for all employees.
Under HIPAA, we are required to report breaches of unsecured PHI to affected individuals without unreasonable delay, but not longer than 60 days following discovery of the breach. We are also required to notify HHS and, in certain situations involving large breaches, the media. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless it can be established that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify the applicable state agency and affected individuals in the event of a data breach involving individually identifiable information.
Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a company to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. In addition, various states have enacted, and other states are considering, new laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, are subject to amendments, changing requirements and updates to regulators’ enforcement priorities, may require us to modify our data processing practices and policies, may require us to incur substantial costs and expenses to comply and may subject our business to a risk of increased potential liability. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation.
UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE
The Social Security Act and Medicare regulations generally require that services that may be paid for under the Medicare program or state healthcare programs are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of healthcare, and (3) supported by appropriate evidence of medical necessity and quality. The Quality Improvement Organization program established under the Social Security Act seeks: to improve the effectiveness, efficiency, economy and quality of services delivered to Medicare beneficiaries; to preserve the Medicare Trust Fund by ensuring that Medicare pays only for services that are reasonable and necessary and that are provided in the most appropriate setting; and to protect Medicare beneficiaries by expeditiously addressing complaints, violations under the Emergency Medical Treatment and Active Labor Act, and other quality‑related issues.
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

ENVIRONMENTAL MATTERS
Our healthcare operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be discarded in compliance with statutes and regulations that vary from state to state. In addition, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2022.
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
Antitrust enforcement in the healthcare industry is a priority of the U.S. Federal Trade Commission (“FTC”). In recent years, the FTC has filed multiple administrative complaints and public comments challenging hospital transactions in several states. The FTC has focused its enforcement efforts on preventing hospital mergers that may, in the government’s view, leave insufficient local options for patient services, which could result in increased costs to consumers. In addition, the FTC has given increased attention to the effect of combinations involving other healthcare providers, including physician practices, as well as to the use of restrictive covenants that limit the ability of employees and others to engage in certain competitive activities. The FTC has also entered into numerous consent decrees in the past several years settling allegations of price‑fixing among providers.
LAWS AND REGULATIONS AFFECTING CONIFER’S OPERATIONS
Conifer is subject to civil and criminal statutes and regulations governing consumer finance, medical billing, coding, collections and other operations. In connection with these laws and regulations, Conifer has been and expects to continue to be party to various lawsuits, claims, and federal and state regulatory investigations from time to time. Some of these actions may involve large demands, as well as substantial defense costs. We cannot predict the outcome of current or future legal actions against Conifer or the effect that judgments, penalties or settlements in such matters may have on Conifer.
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
Conifer is also subject to both federal and state regulatory agencies who have the authority to investigate consumer complaints relating to a variety of consumer protection laws, including but not limited to the Telephone Consumer Protection Act and its state equivalent. These agencies may initiate enforcement actions, including actions to seek restitution and monetary penalties from, or to require changes in business practices of, regulated entities. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.

LAWS AND REGULATIONS AFFECTING OUR GBC
Our operations at our GBC in the Philippines are subject to certain U.S. healthcare industry-specific requirements, as well as U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. One such law, the Foreign Corrupt Practices Act (“FCPA”), regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices, and requires that they maintain records that fairly and accurately reflect transactions and appropriate internal accounting controls. FCPA enforcement actions continue to be a high priority for the SEC and the U.S. Department of Justice. Our failure to comply with the FCPA could result in the imposition of fines and other civil and criminal penalties, which could be significant.
COMPLIANCE AND ETHICS
General—Our ethics and compliance department maintains our values‑based ethics and compliance program, which is designed to: (1) help staff in our corporate, USPI and Conifer offices, hospitals, outpatient centers and physician practices meet or exceed applicable standards established by federal and state statutes and regulations, as well as industry practice; (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Code of Conduct; and (3) provide a channel for employees to make confidential ethics and compliance‑related reports anonymously if they choose. The ethics and compliance department operates independently – it has its own operating budget; it has the authority to hire outside counsel, access any company document and interview any of our personnel; and our chief compliance officer reports directly to our chief executive officer, as well as to the quality, compliance and ethics committee of our board of directors.
Program Charter—Our Quality, Compliance and Ethics Program Charter is the governing document for our ethics and compliance program. Our adherence to the charter is intended to:
•support and maintain our present and future responsibilities with regard to participation in federal healthcare programs; and
•further our goals of operating an organization that (1) fosters and maintains the highest ethical standards among all employees, officers and directors, physicians practicing at our facilities, and contractors that furnish healthcare items or services, (2) values compliance with all state and federal statutes and regulations as a foundation of its corporate philosophy, and (3) aligns its behaviors and decisions with Tenet’s core values.
The primary focus of our quality, compliance and ethics program is compliance with the requirements of Medicare, Medicaid and other federally funded healthcare programs. Pursuant to the terms of the charter, our ethics and compliance department is responsible for, among other things, the following activities: (1) assessing, critiquing, and (as appropriate) drafting and distributing company policies and procedures; (2) developing, providing, and tracking ethics and compliance training and other training programs, including job‑specific training to those who work in clinical quality, coding, billing, cost reporting and referral source arrangements, in collaboration with the respective department responsible for oversight of each of these areas; (3) creating and disseminating our Code of Conduct and obtaining certifications of adherence to the Code of Conduct as a condition of employment; (4) maintaining and promoting our Ethics Action Line, a 24‑hour, toll‑free hotline that allows for confidential reporting of issues on an anonymous basis and emphasizes our no‑retaliation policy; and (5) responding to and resolving all compliance‑related issues that arise from the Ethics Action Line and compliance reports received from facilities and compliance officers (utilizing any compliance reporting software that we may employ for this purpose) or any other source that results in a report to the ethics and compliance department.
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
INSURANCE
The healthcare industry has seen significant increases in the cost of professional and general liability insurance due to increased claims and lawsuits in the ordinary course of business. We maintain captive insurance companies to self‑insure for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. Commercial insurance we purchase is subject to per‑claim and policy period aggregate limits. If the policy period aggregate limit of any of these policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under our professional and general liability insurance policies will be funded from our working capital or other sources of liquidity.
In addition to the reserves recorded by our captive insurance subsidiaries, we maintain reserves, including reserves for incurred but not reported claims, for our self‑insured professional liability retentions and claims in excess of the policies’ aggregate limits, based on modeled estimates of losses and related expenses. Also, we provide standby letters of credit to certain of our insurers, which can be drawn upon under certain circumstances, to collateralize the deductible and self‑insured retentions under a select number of our professional and general liability insurance programs.
We also purchase property, cyber-liability and other insurance coverage from third parties. Our commercial insurance does not cover all claims against us and may not offset the financial impact of a material loss event. Moreover, commercial insurance may not continue to be available at a reasonable cost for us to maintain at adequate levels. The rise in the number and severity of hurricanes, wildfires, tornadoes and other weather events, whether or not precipitated by climate change, has created increased risk that is expected to lead to a rise in insurance premiums and reductions in coverage for property owners in the future. In addition, the risk of ransomware attacks, breaches or other disruptions to information technology systems is elevated in the current environment, which has caused an increase in cyber premiums and lower coverage limits. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care hospital operations and involved the exfiltration of certain confidential company and patient information (the “Cybersecurity Incident”). We estimate that the Cybersecurity Incident had an adverse pre-tax impact of approximately $100 million during the year ended December 31, 2022. This estimate includes the costs to remediate the issues, lost revenues from the associated business interruption and other related expenses. We have filed a claim within our policy limits. For further information regarding our insurance coverage, see Note 16 to our Consolidated Financial Statements.
COMPANY INFORMATION
We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.
Our website, www.tenethealth.com, also offers, free of charge, access to our annual, quarterly and current reports (and amendments to such reports), and other filings made with, or furnished to, the SEC as soon as reasonably practicable after such documents are submitted to the SEC. The information found on our website is not incorporated by reference into nor part of this or any other report or document we file with or furnish to the SEC.
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
•The public health and economic impacts of the COVID‑19 pandemic on our future operations, financial condition and liquidity, particularly if the U.S. economy remains volatile for a significant period of time;
•Our ability to enter into or renew managed care provider arrangements on acceptable terms; changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements; and the impact of the industry trends toward value‑based purchasing and alternative payment models;
•The effects on our business of healthcare reform efforts, including the enactment of, or changes in, statutes and regulations affecting the healthcare industry generally; and regulatory developments, including reductions to Medicare and Medicaid payment rates or changes in reimbursement practices or to Medicaid supplemental payment programs;
•Our success in recruiting and retaining physicians, nurses and other healthcare professionals as affected by the COVID‑19 pandemic, competition and other factors;
•The effect of competition generally, and clinical and price transparency regulations, on our business;
•The timing, outcome and impact of: government investigations and litigation; changes in federal tax laws, regulations and policies; and future tax audits, disputes and litigation associated with our tax positions;
•Security threats, catastrophic events and other disruptions that affect our information technology and related systems;
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
•The effect that general adverse economic conditions (including inflation), consumer behavior and other factors have on our volumes and our ability to collect outstanding receivables on a timely basis, among other things; and increases in the amount of uninsured accounts, as well as deductibles, co‑insurance amounts and co‑pays for insured accounts; and
•Other factors and risks referenced in this report and our other public filings.
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

Risks Related to Our Overall Operations
The COVID-19 pandemic continues to adversely impact our operations; we cannot predict whether or how any future laws and regulations related to or in response to the pandemic will affect us; and the lingering economic effects of the pandemic could harm our liquidity.
In 2022, the public health and economic effects of the COVID‑19 pandemic continued to adversely impact our operations, as well as our patients, communities and employees, to varying degrees. New variants of the virus caused additional outbreaks in 2022, and there continues to be a lack of clarity about the nature and degree of the health effects of COVID‑19 over time. Known and unknown risks and uncertainties caused by the pandemic, including those described below, have had, and are continuing to have, a material impact on our business, financial condition, results of operations and cash flows; such risks and uncertainties may heighten other risks to our business as described herein.
Surges of COVID‑19 at various points throughout 2022 caused periodic spikes in COVID admissions at our hospitals and resulted in increased case cancellations in our Ambulatory Care segment. We have incurred and continue to incur additional costs to protect the health and well‑being of patients and staff. In addition, the demand for care of COVID‑19 patients in some of our hospitals put a strain on our resources and personnel. We have been required, and we may in the future be required, to temporarily reduce overall operating capacity or suspend certain services at individual facilities due to staffing constraints and other COVID‑19-related factors.
As further described below, the pandemic also exacerbated previously existing workforce shortages – and, thereby, competition for qualified candidates – as more employees chose to retire early, leave the workforce or take travel assignments. Over the past several years, we have had to rely on higher‑cost temporary and contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers.
Moreover, throughout the pandemic, we have experienced significant price increases in medical supplies, particularly for personal protective equipment, and we have encountered supply-chain disruptions, including shortages and delays. In addition, our Ambulatory Care segment has been impacted by shipment delays in construction materials and capital equipment with respect to its de novo facility development efforts, which are a key part of our portfolio expansion strategy. COVID‑19 surges and outbreaks of new variants could further impact the cost of medical supplies, and supply shortages and delays may impact our ability to see, admit and treat patients.
As described in detail in MD&A, the various federal legislative actions provided relief measures intended to mitigate some of the adverse financial impacts of the COVID‑19 pandemic on the healthcare industry. We are unable to predict whether future changes, if any, to these relief measures will negatively affect our business, financial condition, results of operations or cash flows. Furthermore, some of the measures allowing for flexibility in delivery of care and financial support for healthcare providers are available only for the duration of the public health emergency as declared by the Secretary of HHS, which is now scheduled to expire on May 11, 2023. The federal government and state and local governments may consider additional stimulus and relief efforts, but we are unable to predict whether any such measures will be enacted. There can also be no assurance that we will be eligible or apply for, or receive or benefit from, additional COVID‑19‑related stimulus assistance in the future, nor can there be any assurance as to the amount and type of assistance we may receive or seek or whether we will be able to comply with the applicable terms and conditions to retain such assistance. To the extent we do receive amounts or benefits under future relief measures related to or in response to the COVID‑19 pandemic, we cannot predict how such assistance will affect our operations or whether it will offset the negative impacts on our operations arising from the pandemic.
Broad economic factors resulting from the pandemic, including higher inflation, increased unemployment rates in certain areas where we operate and reduced consumer spending, have impacted, and are continuing to impact, our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted, and there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

In general, the extent of the impact of the COVID‑19 pandemic on our future operational and financial performance is currently uncertain and will depend on many factors outside of our control, including, among others: the duration, severity and trajectory of the pandemic, including the possible spread of potentially more contagious and/or virulent forms of the virus; future economic conditions, as well as the impact of government actions and administrative regulations on the hospital industry and broader economy, including through existing and any future stimulus efforts; the development, availability and widespread use of effective medical treatments and vaccines; the imposition of public safety measures; the volume of canceled or rescheduled procedures at our facilities; and the volume of COVID‑19 patients across our care network. Moreover, we cannot predict when or if our hospital volumes and case mix will return to pre-pandemic levels, particularly given that millions of Americans could lose Medicaid coverage once states restart their eligibility determinations on April 1, 2023.
If we are unable to enter into, maintain and renew managed care contractual arrangements on competitive terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.
Our ability to enter into, maintain and renew favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans, as well as add new facilities to our existing agreements at contracted rates, significantly affects our revenues and operating results. For the year ended December 31, 2022, approximately 70%, or $9.730 billion, of our net patient service revenues for the hospitals and related outpatient facilities in our Hospital Operations segment was attributable to managed care payers, including Medicare and Medicaid managed care programs. Moreover, in 2022, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 81% higher than our aggregate yield on a per‑admission basis from government payers, including managed Medicare and Medicaid insurance plans.
We currently have thousands of managed care contracts with various HMOs and PPOs; however, our top 10 managed care payers generated 62% of our managed care net patient service revenues for the year ended December 31, 2022. Because of this concentration, we may experience a short or long‑term adverse effect on our net operating revenues if we cannot renew, replace or otherwise mitigate the impact of expired contracts with significant payers. Furthermore, material payment delays and disputes between us and significant managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows. At December 31, 2022, 66% of our net accounts receivable for our Hospital Operations segment was due from managed care payers.
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
We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
For the year ended December 31, 2022, approximately 17% and 7% of our net patient service revenues for the hospitals and related outpatient facilities in our Hospital Operations segment were from the Medicare program and various state Medicaid programs, respectively, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to:
•statutory and regulatory changes, administrative and judicial rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating reimbursements, among other things;

•requirements for utilization review; and
•federal and state funding restrictions.
Any of these factors could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows.
Even prior to the COVID‑19 pandemic, several states in which we operate faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted supplemental payment programs or have received federal government waivers allowing them to test new approaches and demonstration projects to improve care. Federal government denials or delayed approvals of waiver applications or extension requests by the states in which we operate could materially impact our Medicaid funding levels. Continuing pressure on state budgets and other factors, including legislative and regulatory changes, could result in future reductions to Medicaid payments, payment delays or changes to Medicaid supplemental payment programs that could negatively impact our financial condition, results of operations or cash flows.
It is essential to our ongoing business that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians.
The success of our business and clinical program development depends in large part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who are members of the medical staffs of our hospitals and other facilities, as well as physicians who affiliate with us and use our facilities as an extension of their practices. Physicians are often not employees of the hospitals or surgery centers at which they practice. Members of the medical staffs of our facilities also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our facilities or admit their patients to competing facilities at any time. In addition, although physicians who own interests in our facilities are generally subject to agreements restricting them from owning an interest in competitive facilities, we may not learn of, or may be unsuccessful in preventing, our physician partners from acquiring interests in competitive facilities.
We compete with system‑affiliated hospitals and healthcare companies, as well as health insurers and private equity companies, in recruiting physicians, acquiring physician practices and, where permitted by law, employing physicians. In 2022, we continued to experience challenges in recruiting and retaining physicians. In some of the regions in which we operate, physician recruitment and retention are affected by a shortage of qualified physicians in certain higher-demand clinical service lines and specialties. Furthermore, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the federal Anti‑kickback Statute and Stark law, as well as other applicable antifraud and abuse laws and regulations. All arrangements with physicians must also be fair market value and commercially reasonable. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment, and facilities that meet the needs of those physicians and their patients, physicians may choose not to refer patients to our facilities, admissions and outpatient visits may decrease, and our operating performance may decline.
Our labor costs have been, and we expect will continue to be, adversely affected by competition for staffing, the shortage of experienced nurses and other healthcare professionals, and labor union activity.
Our operations are dependent on the availability, efforts, abilities and experience of management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, among others. We have always competed with other healthcare providers in recruiting and retaining these employees; however, over the past several years, our industry has been facing considerable workforce challenges. Like other hospital companies, we continue to experience a shortage of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. The COVID‑19 pandemic exacerbated these shortages – and, thereby, competition for qualified candidates – as more employees chose to retire early, leave the workforce or take travel assignments. We expect these impacts may persist beyond the duration of the pandemic. In addition, in some areas, the increased demand for care of patients with COVID‑19, influenza and other respiratory viruses in our hospitals, as well as the direct impact of these illnesses on physicians, employees and their families, have put a strain on our resources and staff. As a result of the aforementioned challenges, we have been, and we may continue to be, required to enhance wages and benefits to recruit and retain experienced employees, pay premiums above standard compensation for essential workers, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees, which we also compete with other healthcare providers to secure.

We also depend on the available labor pool of semi‑skilled and unskilled workers in each of the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees. In addition, we expect that inflationary pressures, which we are unable to predict or control, will continue to impact our salaries, wages and benefits expense in the future. Furthermore, state‑mandated nurse‑staffing ratios in California affect not only our labor costs, but they also cause us to limit admissions if we do not have the necessary number of nurses available to meet the required ratios, which has a corresponding adverse effect on our revenues. If other states adopt similarly restrictive staffing laws, these impacts would be compounded and could be material.
Increased labor union activity is another factor that can adversely affect our labor costs. At December 31, 2022, approximately 26% of the employees in our Hospital Operations segment were represented by labor unions. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 33 of our hospitals, the majority of which are in California, Florida and Michigan. Organizing activities by labor unions could increase our level of union representation in future periods. When we are negotiating collective bargaining agreements with unions (whether such agreements are renewals or first contracts), work stoppages and strikes may be threatened or occur, as they did at one of our hospitals in 2021. Extended strikes have had, and could in the future have, an adverse effect on our patient volumes, net operating revenues and labor costs at individual hospitals or in local markets.
In general, our failure to successfully recruit qualified employees, manage attrition, avoid labor disruptions, control costs and plan for future labor needs could have a material adverse effect on our ability to treat patients and our overall business, financial condition, results of operations or cash flows.
Our hospitals, outpatient centers and other healthcare businesses operate in competitive environments, and competition in our markets can adversely affect patient volumes and other aspects of our operations.
We believe our hospitals and outpatient facilities compete within local communities on the basis of many factors, including: quality of care; location and ease of access; the scope and breadth of services offered; reputation; and the caliber of the facilities, equipment and employees. Furthermore, healthcare consumers are now able to access hospital performance data on quality measures and patient satisfaction, as well as standard charges for services, to compare competing providers. The No Surprises Act created additional price transparency requirements beginning January 1, 2022, including requiring providers to send to health plans of insured patients and to uninsured patients good faith estimates of the expected charges and diagnostic codes prior to the scheduled dates of services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer patients. In addition, the competitive positions of hospitals and outpatient facilities depend in large part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who are members of the medical staffs of those facilities, as well as physicians who affiliate with and use outpatient centers as an extension of their practices. We compete with system‑affiliated hospitals and healthcare companies, as well as health insurers and private equity companies, in recruiting physicians, acquiring physician practices and, where permitted by law, employing physicians.
Some of the hospitals that compete with our hospitals are owned by tax‑supported government agencies, and many others are owned by not‑for‑profit organizations that may have financial advantages not available to our facilities, including (1) support through endowments, charitable contributions and tax revenues, (2) access to tax‑exempt financing, and (3) exemptions from sales, property and income taxes. In addition, in certain areas in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. The existence or absence of state laws that require findings of need for construction and expansion of healthcare facilities or services may also impact competition. In recent years, the number of freestanding specialty hospitals, surgery centers, EDs and imaging centers in the geographic areas in which we operate has increased significantly. Some of these facilities are physician‑owned.
Another major factor in the competitive position of a hospital or outpatient facility is the scope of its relationships with managed care plans given that HMOs, PPOs, third‑party administrators and other third‑party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Generally, we compete for managed care contracts on the basis of price, market reputation, geographic location, quality and range of services, caliber of the medical staff and convenience. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate commercial rate increases. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Vertical integration efforts involving third‑party payers and healthcare providers, among other factors, may increase competitive challenges.

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
Our information technology systems are critical to the day‑to‑day operation of our business. We rely on our information technology to process, transmit and store clinical, financial and operational data that includes PHI, personally identifiable information, and proprietary and confidential business data. We utilize electronic health records and other information technology in connection with all of our operations, including our billing and other financial systems, supply chain and labor management tools. Our systems, in turn, interface with and rely on third‑party systems that we do not control, including medical devices and other processes supporting the interoperability of healthcare infrastructures. We rely on these third‑party providers to have appropriate controls to protect confidential information and other sensitive or regulated data. While we seek to obtain assurances that third parties will protect our information, there is a risk the security of data held by such third parties could be breached. We monitor and routinely test our security systems and processes and have a diversified data network that provides redundancies as well as other measures designed to protect the integrity, security and availability of the data we process, transmit and store. However, the information technology and infrastructure we use, and the third‑party systems we interact with, have been, and will likely continue to be, subject to computer viruses, attacks by hackers, or breaches due to malfeasance or employee error. The COVID‑19 pandemic placed additional stress on our information technology systems, and the risk of attack, breach or other disruption to these systems remains elevated in the current environment. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information. We continue to face a heightened risk of cybersecurity threats targeting healthcare providers, including ransomware attacks.
In general, attacks on, or breaches or other disruptions to, our information technology assets or those of third parties that we rely upon could impact the integrity, security or availability of data we process, transmit or store. The preventive actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we continue to be required to expend significant additional resources to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information systems and infrastructure, and invest in new technology designed to mitigate security risks. Our insurance against cyber‑risks and attacks may not provide the coverage we anticipate or offset the financial impact of a material loss event. In addition, the elevated risk of ransomware attacks, breaches and other disruptions to information technology systems in the current environment has caused increases in our cyber premiums and lower coverage limits.
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
Our networks and technology systems have also experienced disruption due to planned events, such as system implementations, upgrades, and other maintenance and improvements, and they are subject to disruption in the future for similar events, as well as catastrophic events, including a major earthquake, fire, hurricane, telecommunications failure, terrorist attack or the like.
Any ransomware attack, breach, system interruption or unavailability of our information systems or of third-party systems with access to our data could result in: the unauthorized disclosure, misuse, loss or corruption of such data; interruptions and delays in our normal business operations (including the collection of revenues); patient harm; potential liability under privacy, security, consumer protection or other applicable laws; regulatory penalties; and negative publicity and damage to our reputation. Any of these could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We cannot predict the impact healthcare reform efforts may have on our business, financial condition, results of operations or cash flows.
The initial expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions, along with reductions in Medicare and Medicaid reimbursement to healthcare providers, including us. However, there is ongoing uncertainty with respect to the ultimate net effect of the Affordable Care Act due to the potential for continued changes in the law’s implementation and how government agencies and courts interpret it. Moreover, we cannot predict what future action, if any, Congress might take to amend the Affordable Care Act. If future modifications or interpretations result in significantly fewer individuals having private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.
There is also uncertainty regarding the potential impact of other healthcare-related reform efforts at the federal and state levels. Some reform initiatives, requirements and proposals could increase our operating costs, negatively impact our case mix, adversely affect the reimbursement we receive for our services or require us to expend resources to modify certain aspects of our operations. Moreover, some current reforms could impact our competitive position, as well as our relationships with insurers and patients, including the No Surprises Act and CMS’ rules relating to hospital price transparency.
The industry trends toward value-based purchasing and alternative payment models may negatively impact our revenues.
Value‑based purchasing and alternative payment model initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities, and may negatively impact our revenues if we are unable to meet expected quality standards. Medicare requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically; each year, CMS updates these measures through refinement or removal of existing measures and the addition of new measures. Moreover, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. The COVID‑19 pandemic has been a disruptive force for CMS’ quality measurement programs; as a result, we expect there will continue to be volatility with respect to readmission penalties in the near term. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital‑acquired conditions (“HACs”), unless the conditions were present at admission. Hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year receive reduced Medicare reimbursements. In addition, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider‑preventable conditions.
The Affordable Care Act also created the CMS Innovation Center to develop and test innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or Children’s Health Insurance Program expenditures while preserving or enhancing the quality of care for beneficiaries. Congress has defined – both through the Affordable Care Act and previous legislation – a number of specific demonstrations for CMS to conduct, including bundled payment models. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post‑discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health care. Provider participation in some of these models is voluntary; however, participation in certain other bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. It is difficult to predict what impact, if any, these demonstration programs will have on our inpatient volumes, net revenues or cash flows.
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
Our hospitals, outpatient centers and related healthcare businesses are subject to an extensive and complex framework of government regulation at the federal, state and local levels. These legal and regulatory standards relate to, among other topics: ownership and operation of facilities and physician practices; licensure, certification and enrollment in government programs; the necessity and adequacy of medical care; quality of medical equipment and services; relationships with and qualifications of physicians and employees; operating conduct, policies and procedures; screening, stabilization and transfer of individuals who have emergency medical conditions; rate‑setting, billing and coding for services; the preparation and filing of cost reports; the handling of overpayments; contractual arrangements; relationships with referral sources and referral recipients; privacy and security; maintenance of adequate records; construction, acquisition, expansion and closure of healthcare facilities or services; environmental protection; compliance with fire prevention and building codes; debt collection; and communications with patients and consumers. In addition, various permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our facilities are also subject to periodic inspection by governmental and other authorities to determine their compliance with applicable regulations, as well as the standards necessary for licensing and accreditation.
The policies and procedures we have in place to facilitate compliance with applicable laws, rules and regulations cannot ensure compliance in every case. Moreover, government regulations often change, and we may have to make adjustments to our facilities, equipment, personnel and services to remain in compliance. The potential consequences for failing to comply with applicable laws, rules and regulations include (1) required refunds of previously received government program payments, (2) the assessment of civil monetary penalties, including treble damages, (3) fines, which could be significant, (4) exclusion from participation in federal healthcare programs and (5) criminal sanctions, including sanctions against current or former employees. Our Medicare and Medicaid payments may be suspended pending even an investigation of what the government determines to be a credible allegation of fraud. Any of the aforementioned consequences could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on the value of our common stock and our business reputation could suffer.
In general, the healthcare industry continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local healthcare legislation, regulation or enforcement efforts. Further changes in the regulatory framework negatively affecting healthcare providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.
We are subject to medical malpractice lawsuits, antitrust claims and other legal actions in the ordinary course of business. In addition, from time to time, we have been and expect to continue to be subject to regulatory proceedings and private litigation (including employee class action lawsuits) concerning our application of various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues. Some of these actions involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our commercial insurance does not cover all claims against us and may not offset the financial impact of a material loss event. Moreover, commercial insurance may not continue to be available at a reasonable cost for us to maintain at adequate levels. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, professional and general liability insurance we purchase is subject to per-claim and policy period aggregate limits. If the policy period aggregate limit of any of these policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital or other sources of liquidity. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Any future cost-reduction initiatives may not deliver the benefits we expect, and actions taken may adversely affect our business.
Our future financial performance and level of profitability may depend, in part, on various cost‑reduction initiatives, including the outsourcing of certain functions unrelated to direct patient care. We may encounter challenges in executing cost‑reduction initiatives and not achieve the intended cost savings. In addition, we may face wrongful termination, discrimination or other legal claims from employees affected by any workforce reductions, and we may incur substantial costs defending against such claims, regardless of their merits. The threat of such claims may also significantly increase our severance costs. Workforce reductions, whether as a result of internal restructuring or in connection with outsourcing efforts, may result in the loss of numerous long‑term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities and the disruption of business continuity, all of which could negatively affect operational efficiencies and increase our operating expenses in the short term. Moreover, outsourcing and offshoring expose us to additional risks, such as reduced control over operational quality and timing, foreign political and economic instability, compliance and regulatory challenges, and natural disasters not typically experienced in the United States, such as volcanic activity and tsunamis.
Trends affecting our actual or anticipated results may require us to record impairment and restructuring charges that may negatively impact our results of operations.
As a result of factors that have negatively affected our industry generally and our business specifically, we have been, and in the future expect to be, required to record various charges in our results of operations. During the year ended December 31, 2022, we recorded $94 million of impairment charges and $118 million of restructuring charges. Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve each facility’s most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long‑lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material. We believe significant factors that contribute to adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could negatively impact our results of operations.
Risks Related to Acquisitions, Divestitures and Joint Ventures
When we acquire new assets or businesses, we become subject to various risks and uncertainties that could adversely affect our results of operations and financial condition.
We have completed a number of acquisitions in recent years, and we expect to pursue additional transactions in the future. A key business strategy for USPI, in particular, is the acquisition and development of facilities, primarily through the formation of joint ventures with physicians and health system partners. With respect to planned or future transactions, we cannot provide any assurances that we will be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve synergies or other benefits in a timely manner or at all. Furthermore, companies or operations we acquire may not be profitable or may not achieve the profitability that justifies the investments made. Businesses we acquire may also have pre‑existing unknown or contingent liabilities, including liabilities for failure to comply with applicable healthcare regulations. These liabilities could be significant, and, if we are unable to exclude them from the acquisition transaction or successfully obtain and pursue indemnification from a third party, they could harm our business and financial condition. In addition, we may be unable to timely and effectively integrate ASCs, physician practices and other businesses that we acquire with our ongoing operations, or we may experience delays implementing operating procedures, personnel and systems, which could impact the financial performance of the acquired business. Significant acquisitions have required, and may in the future require, a substantial investment of time and resources across our enterprise; these efforts may affect management focus and impact our ability to properly prioritize and successfully execute on our other strategic initiatives. Moreover, future acquisitions could result in the incurrence of additional debt and contingent liabilities, potentially dilutive issuances of equity securities, and increased operating expenses, any of which could adversely affect our results of operations and financial condition.
We cannot provide any assurances that we will be successful in divesting assets we wish to sell.
We continue to exit service lines and businesses that we believe are no longer a core part of our long‑term growth and synergy strategies. We cannot provide any assurances that completed, planned or future divestitures or other strategic transactions will achieve their business goals or the benefits we expect.
We have in the past, and may in the future, fail to obtain applicable regulatory approvals, including FTC approvals, with respect to planned divestitures of assets or businesses. Moreover, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre‑closing liabilities, recognize impairment charges (as discussed above) or agree to contractual restrictions that limit our ability to reenter a particular market, which may be material. Many of our acute care hospital divestitures also necessitate us entering into a transition services agreement with the buyer for information technology and other related services. As a consequence, we may be exposed to the financial status of the buyer for any payments under such transition services agreements or for transferred contractual liabilities, which could be significant.
Furthermore, our divestiture and other corporate development activities may present financial and operational risks, including (1) the diversion of management attention from existing core businesses, (2) adverse effects (including a deterioration in the related asset or business) from the announcement of the planned or potential activity, and (3) the challenges associated with separating personnel and financial and other systems.
USPI and our hospital-based joint ventures depend on existing relationships with key health system partners. If we are unable to maintain synergistic relationships with these systems, or enter into new relationships, we may be unable to implement our business strategies successfully.
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
•The requirements in many of our existing joint ventures that one of our wholly owned subsidiaries provide a working capital line of credit to the joint venture could necessitate the allocation of substantial financial resources to the joint venture, potentially impacting our ability to fund our other short‑term obligations.
•Provisions in some of our existing joint venture arrangements requiring mandatory capital expenditures for the benefit of the applicable joint venture could limit our ability to expend funds on other corporate opportunities.
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
•Put/call arrangements and other joint venture exit rights could require us to utilize our cash flow, incur additional indebtedness or issue stock to satisfy the payment obligations in respect of such arrangements.
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
Risks Related to Conifer
Conifer operates in a highly competitive industry, and its current or future competitors may be able to compete more effectively than Conifer does, which could have a material adverse effect on Conifer’s margins and growth rate.
We are continuing to market Conifer’s revenue cycle management, patient communications and engagement services, and value‑based care solutions businesses. There can be no assurance that Conifer will be successful in generating new client relationships, including with respect to hospitals we or Conifer’s other clients sell, as the respective buyers of such hospitals may not continue to use Conifer’s services or, if they do, they may not do so under similar contractual terms. The market for Conifer’s solutions is highly competitive, and we expect competition may intensify in the future. Conifer faces competition from existing participants and new entrants to the revenue cycle management business, as well as from the staffs of hospitals and other healthcare providers who handle these processes internally. In addition, electronic medical record software vendors may expand into services offerings that compete with Conifer. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and client requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential clients might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins and growth rate.
Violations of existing regulations or failure to comply with new or changed regulations could harm Conifer’s business and financial results.
Conifer is subject to numerous federal, state and local consumer protection and other laws governing such topics as privacy, financial services, and billing and collections activities. Regulations governing Conifer’s operations are subject to changing interpretations that may be inconsistent among different jurisdictions. In addition, a regulatory determination made by, or a settlement or consent decree entered into with, one regulatory agency may not be binding upon, or preclude, investigations or regulatory actions by other agencies. Conifer’s failure to comply with applicable consumer protection and other laws could result in, among other things, the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), the imposition of fines or refunds, and other civil and criminal penalties, some of which could be significant in the case of knowing or reckless violations. In addition, Conifer’s failure to comply with the statutes and regulations applicable to it could result in reduced demand for its services, invalidate all or portions of some of Conifer’s services agreements with its clients, give clients the right to terminate Conifer’s services agreements with them or give rise to contractual liabilities, among other things, any of which could have a material adverse effect on Conifer’s business. Furthermore, if Conifer becomes subject to fines or other penalties, it could harm Conifer’s reputation, thereby making it more difficult for Conifer to retain existing clients or attract new clients.
Risks Related to Our Indebtedness
Our level of indebtedness could, among other things, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under the agreements relating to our indebtedness.
At December 31, 2022, we had approximately $15.079 billion of total long‑term debt, as well as $116 million in standby letters of credit outstanding in the aggregate under our senior secured revolving credit facility (as amended, “Credit Agreement”) and our letter of credit facility agreement (as amended, “LC Facility”). Our Credit Agreement is collateralized by eligible inventory and patient accounts receivable, including receivables for Medicaid supplemental payments, of substantially all of our wholly owned acute care and specialty hospitals, and our LC Facility is guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal‑ranking basis with our existing senior secured notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities, depending on our needs and financing alternatives available at that time.
The interest expense associated with our indebtedness offsets a substantial portion of our operating income. During 2022, our interest expense was $890 million and represented 38% of our $2.333 billion of operating income. As a result, relatively small percentage changes in our operating income can result in a relatively large percentage change in our net income and earnings per share, both positively and negatively. In addition:
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
We may not be able to generate sufficient cash to service all of our indebtedness, and we may not be able to refinance our indebtedness on favorable terms. If we are forced to take other actions to satisfy our obligations under our indebtedness, these actions may not be successful.
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
In addition, our ability to meet our debt service obligations is dependent upon the operating results of our subsidiaries and their ability to pay dividends or make other payments or advances to us. We hold most of our assets at, and conduct substantially all of our operations through, direct and indirect subsidiaries. Moreover, we rely on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including payment on our outstanding debt. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. Our less than wholly owned subsidiaries may also be subject to restrictions on their ability to distribute cash to us in their financing or other agreements and, as a result, we may not be able to access their cash flows to service their respective debt obligations.
In recent years, we have regularly issued new notes to refinance our outstanding notes prior to their maturity, and we are likely to continue this practice in the future. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have experienced significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms, or at all, should we determine it necessary or advisable to seek additional capital. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, as well as on economic and market conditions and other factors.
If our cash flows and capital resources are insufficient to fund our debt service obligations and we are unable to refinance our indebtedness on acceptable terms, we may be forced to reduce or delay investments and capital expenditures, including those required for physical plant maintenance or operation of our existing facilities, for integrating our historical acquisitions or for future corporate development activities, and such reduction or delay could continue for years. We also may be forced to sell assets or operations, seek additional capital, or restructure our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations, or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement, our LC Facility and the indentures governing our outstanding notes.
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
Despite current indebtedness levels, we have the ability and may decide to incur substantially more debt or otherwise increase our leverage. This could further intensify the risks described above.
We have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our Credit Agreement, our LC Facility and the indentures governing our outstanding notes. We may decide to incur additional secured or unsecured debt in the future to finance our operations and any judgments or settlements or for other business purposes.
Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.500 billion, with a $200 million subfacility for standby letters of credit. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At December 31, 2022, we had no cash borrowings outstanding under the Credit Agreement, and we had $116 million of standby letters of credit outstanding in the aggregate under the Credit Agreement and the LC Facility. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at December 31, 2022. If new indebtedness is added or our leverage increases, the related risks that we now face could intensify.

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

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock—Our common stock is listed on the New York Stock Exchange under the symbol “THC.” As of February 10, 2023, there were 3,447 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229‑8416.
Equity Compensation—Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of this report, as well as Note 10 to our Consolidated Financial Statements, for information regarding securities authorized for issuance under our equity compensation plans.
Stock Performance Graph—The following graph shows the cumulative, five‑year total return for our common stock compared to the following indices:
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
Performance data assumes that $100.00 was invested on December 31, 2017 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions, if any. Moreover, in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations, the returns of each company in our Peer Group have been weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stock price performance shown in the graph is not necessarily indicative of future stock price performance. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$600
$500
$400
$300
$200
$100
$0
12/17
12/18
12/19
12/20
12/21
12/22
Tenet Healthcare Corporation
S&P 500
S&P Health Care
Peer Group

	At December 31,
	2017	2018	2019	2020	2021	2022
Tenet Healthcare Corporation	$100.00	$113.06	$250.86	$263.39	$538.85	$321.83
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
S&P Health Care	$100.00	$106.47	$128.64	$145.93	$184.07	$180.47
Peer Group	$100.00	$131.60	$163.19	$177.96	$267.89	$245.98
Repurchase of Common Stock—In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program. Purchases during the period from the commencement of the program through December 31, 2022 are presented in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
Inception through October 31, 2022	1,800	$41.81	1,800	$925
November 1 through November 30, 2022	4,089	$42.74	4,089	$750
December 1 through December 31, 2022	—	$—	—	$750
Inception through December 31, 2022	5,889	$42.45	5,889
These repurchases were made, and future repurchases will be made, in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration date of December 31, 2024.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS
The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide context to the analysis of our financial information, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:
•Management Overview
•Sources of Revenue for Our Hospital Operations Segment
•Results of Operations
•Liquidity and Capital Resources
•Recently Issued Accounting Standards
•Critical Accounting Estimates
Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At December 31, 2022, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states, including Piedmont Medical Center Fort Mill (“PMC Fort Mill”), the new acute care hospital we opened in South Carolina in September 2022. Our Hospital Operations segment also included 109 outpatient centers at December 31, 2022, the majority of which are provider‑based and freestanding imaging centers, off‑campus hospital emergency departments and micro-hospitals, and provider‑based ambulatory surgery centers (each, an “ASC”).
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 442 ASCs (300 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states at December 31, 2022. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; and urology. At the beginning of 2022, we owned approximately 95% of USPI, and Baylor University Medical Center (“Baylor”) owned approximately 5%. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 18 to the accompanying Consolidated Financial Statements and the Liquidity and Capital Resources section of MD&A for additional information about this transaction.
Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Holdings, Inc. subsidiary (“Conifer”). At December 31, 2022, Conifer provided services to approximately 660 Tenet and non‑Tenet hospitals and other clients nationwide. Almost all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, or by one of its direct or indirect wholly owned subsidiaries.
Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per‑adjusted‑admission and per‑adjusted‑patient‑day amounts). Continuing operations information includes, with respect to our Hospital Operations segment, the results of our same 60 hospitals operated throughout the years ended December 31, 2022 and 2021, as well as the results of (1) PMC Fort Mill, which we opened in September 2022, (2) the five Miami-area hospitals and certain related operations (the “Miami Hospitals”) we sold in August 2021, (3) nearly 50 urgent care centers held in our Hospital Operations segment until their sale in April 2021 and (4) 24 imaging centers following their transfer from our Ambulatory Care segment to our Hospital Operations segment in April 2021. Continuing operations information for our Ambulatory Care segment includes the results of 40 urgent care centers held in this segment until their sale and the results of 24 imaging centers until their transfer to our Hospital Operations segment, both of which occurred in April 2021. Continuing operations information excludes the results of our hospitals and other businesses classified as discontinued operations for accounting purposes. We believe this information is useful to investors because it includes the operations of all facilities in continuing operations for the entire time that we owned and operated them during the relevant period. In addition, continuing operations information reflects the impact of the addition or disposition of individual hospitals and other operations on our volumes, revenues and expenses. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable. In addition, we present certain metrics on a per‑adjusted‑admission and per‑adjusted‑patient‑day basis to show trends other than volume.
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes the results of our same 60 hospitals operated throughout the years ended December 31, 2022 and 2021, and excludes the results of PMC Fort Mill, the Miami Hospitals, all of the urgent care centers we sold in April 2021, the 24 imaging centers transferred from our Ambulatory Care segment to our Hospital Operations segment in April 2021, and our discontinued operations. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.
MANAGEMENT OVERVIEW
RECENT DEVELOPMENTS
Agreement to Divest San Ramon Regional Medical Center—In January 2023, we entered into a definitive agreement to sell our 51% ownership interest in San Ramon Regional Medical Center and related operations to John Muir Health. We expect the transaction to be completed in 2023, subject to regulatory approvals and customary closing conditions.
OPERATING ENVIRONMENT AND TRENDS
Ongoing Impact of the COVID-19 Pandemic—In 2022, the COVID‑19 pandemic continued to adversely impact our operations, as well as our patients, communities and employees, to varying degrees. As described in greater detail throughout MD&A, ongoing waves of COVID‑19 infections, changes in COVID‑related patient acuity and broad economic factors resulting from the pandemic affected our patient volumes, service mix, revenue mix, operating expenses and net operating revenues.
Various federal legislative actions, including additional funding for the Public Health and Social Services Emergency Fund (“PRF”), mitigated some of the adverse financial impacts of the COVID‑19 pandemic on our business. In the years ended December 31, 2022 and 2021, we received cash payments from the PRF and state and local grant programs totaling $196 million and $215 million, respectively, including $37 million received during 2021 by our unconsolidated affiliates for whom we provide cash management services. We recognized $194 million and $191 million from these funds as grant income during the years ended December 31, 2022 and 2021, respectively. In addition, we recognized $14 million in equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statement of Operations during the year ended December 31, 2021 from grant funds.
Furthermore, throughout the pandemic, we have taken, and we continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and changes in our service mix and revenue mix. As described in further detail in the Liquidity and Capital Resources section of MD&A, we issued new senior unsecured notes and senior secured first lien notes, redeemed existing senior unsecured notes and senior secured first lien notes, including those with the highest interest rate of all of our long‑term debt, and amended our senior secured revolving credit facility (as amended to date, the “Credit Agreement”). We also decreased our employee headcount throughout the organization at the outset of the COVID‑19 pandemic, and we deferred certain operating expenses that were not expected to impact our response to the pandemic. In addition, we reduced certain variable costs across the enterprise. Together with government relief packages, we believe these actions supported our ability to provide essential patient services during the initial uncertainty caused by the COVID‑19 pandemic and continue to do so.
The ultimate extent and scope of the pandemic and its future impact on our business remain unknown. For information about risks and uncertainties related to COVID‑19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part I of this report.
Staffing and Labor Trends—We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is a limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. The COVID‑19 pandemic exacerbated this shortage as more employees chose to retire early, leave the workforce or take travel assignments. In addition, the Centers for Disease Control and Prevention has released data indicating that the 2022‑23 influenza season has thus far been more acute than in prior years compounded by concurrent

COVID‑19 surges and increases in other respiratory viral infections. In some areas, the increased demand for care of patients with COVID‑19, influenza and other respiratory viruses in our hospitals, as well as the direct impact of these illnesses on physicians, employees and their families, have put a strain on our resources and staff. Over the past several years, we have had to rely on higher-cost temporary and contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. In general, compensation rates typically rise when overall case rates and hospitalizations increase, whether due to COVID, flu or other illnesses.
We also depend on the available labor pool of semi‑skilled and unskilled workers in each of the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees.
Supply-Chain Disruptions—Throughout the pandemic, we have experienced significant price increases in medical supplies, particularly for personal protective equipment (“PPE”), and we have encountered supply-chain disruptions, including shortages and delays. In addition, our Ambulatory Care segment has been impacted by shipment delays in construction materials and capital equipment with respect to its de novo facility development efforts, which are a key part of our portfolio expansion strategy.
Inflation and Other General Economic Conditions—Our business has been impacted by the rise in inflation and its effects on elective procedures, wages and costs. Other economic factors, including unemployment rates and consumer spending, affect our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations.
Cybersecurity Incident—In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information (the “Cybersecurity Incident”). During this time, our hospitals remained operational and continued to deliver patient care safely and effectively, utilizing well‑established back‑up processes. We immediately suspended user access to impacted information technology applications, executed extensive cybersecurity protection protocols, and took steps to restrict further unauthorized activity. Following the restoration of impacted information technology operations, we took additional measures to protect patient, employee and other data, as appropriate, in response to the Cybersecurity Incident.
Disruption from the Cybersecurity Incident placed pressure on our Hospital Operations segment’s volumes and earnings, particularly in April and May 2022. We estimate that the Cybersecurity Incident had an adverse pre‑tax impact of approximately $100 million. This estimate includes the costs to remediate the issues, lost revenues from the associated business interruption and other related expenses. We have insurance coverage and have filed a claim within our policy limits for these losses. We are unable to predict or control the timing or amount of insurance recoveries.
Industry Trends—We believe that several key trends are continuing to shape the demand for healthcare services: (1) consumers, employers and insurers are actively seeking lower‑cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the growing aging population requires greater chronic disease management and higher‑acuity treatment; and (4) consolidation continues across the entire healthcare sector. Furthermore, the healthcare industry, in general, and the acute care hospital business, in particular, continue to be subject to significant regulatory uncertainty. Changes in federal or state healthcare laws, regulations, funding policies or reimbursement practices, especially those involving reductions to government payment rates, could have a significant impact on our future revenues and operations.
STRATEGIES
Expanding Our Ambulatory Care Segment—We continue to focus on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth, construction of new outpatient centers and strategic partnerships. We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in surgical techniques, medical technology and anesthesia, as well as the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase over time. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

During the years ended December 31, 2022 and 2021, we invested $264 million and $1.315 billion, respectively, to acquire ownership interests in new ASCs, increase our ownership interests in existing facilities and invest in de novo facilities. In December 2021, USPI entered into a joint venture and development agreement with SurgCenter Development (“SCD”) under which USPI has the exclusive option to partner with affiliates of SCD on the future development of a minimum target of 50 de novo ASCs through December 2026. In July 2022, USPI formed a joint venture with United Urology Group (“UUG”) and acquired ownership interests in 22 ASCs (three of which were then in development). Including these UUG facilities, during the year ended December 31, 2022, we added 37 fully operational ASCs to our portfolio through acquisitions of majority and minority ownership interests and opened 15 de novo facilities, including two ASCs acquired from UUG while in the development stage. Also during 2022, we increased our ownership interests in 23 ASCs, which allowed us to consolidate their financial results.
Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost-efficiency measures, and we continue to transition certain support operations to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the year ended December 31, 2022, and we could incur additional restructuring charges in the future.
We regularly review the marginal costs of providing certain services, and we use analytics to manage our operations and make staffing decisions. We also exit service lines, businesses and markets that we believe are no longer a core part of our long‑term growth and synergy strategies. In April 2021, we divested the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments. In addition, we completed the sale of the Miami Hospitals in August 2021. We intend to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher‑return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.
We also seek advantageous opportunities to grow our portfolio of hospitals and other healthcare facilities. In September 2022, we opened PMC Fort Mill, a new acute care hospital located in South Carolina. This 100‑bed facility includes an emergency department, multi‑specialty operating rooms, an intensive care unit, and labor and delivery rooms.
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
Driving Conifer’s Growth—Conifer serves approximately 660 Tenet and non‑Tenet hospitals and other clients nationwide. In addition to providing revenue cycle management services to health systems and physicians, Conifer provides support to both providers and self‑insured employers seeking assistance with clinical integration, financial risk management and population health management. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value‑based care service offerings through organic development and small acquisitions; (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value‑based care environment to drive competitive differentiation; and (5) maximizing opportunities through automation and offshoring to improve the effectiveness and efficiency of Conifer’s services.
Improving Profitability—We continue to focus on growing patient volumes and effective cost management as a means to improve profitability. Our inpatient admissions have been constrained in recent years by the pandemic, increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co‑pays, co‑insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain areas where we operate. Our business has also been impacted by the rise in inflation and its effects on elective procedures, wages and costs. However, we also believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to pursue new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.
Reducing Our Leverage Over Time—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings, if any, under our Credit Agreement, and the maturity dates of our notes are staggered from 2024 through 2031. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.
During the year ended December 31, 2022, we redeemed or repurchased $2.597 billion aggregate principal amount of our senior secured first lien and senior unsecured notes in advance of their maturity dates. We financed these transactions using a substantial portion of the proceeds from our issuance of $2.000 billion aggregate principal amount of 6.125% senior secured first lien notes due 2030 (the “2030 Senior Secured First Lien Notes”) and cash on hand.
Repurchasing Stock—In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program. Repurchases will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in open-market or privately negotiated transactions, subject to market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration date of December 31, 2024. We paid approximately $250 million to repurchase a total of 5,888,841 shares during the period from the commencement of the program through December 31, 2022, or an average of $42.45 per share.
Our ability to execute on our strategies and respond to the aforementioned trends in the current operating environment is subject to numerous risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward‑Looking Statements and Risk Factors sections in Part I of this report.

RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2022	2021
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	61	60	1	(1)
Total admissions	135,151	133,809	1.0%
Adjusted admissions(2)	249,489	241,008	3.5%
Paying admissions (excludes charity and uninsured)	128,505	127,092	1.1%
Charity and uninsured admissions	6,646	6,717	(1.1)%
Admissions through emergency department	102,163	99,772	2.4%
Emergency department visits, outpatient	583,457	531,737	9.7%
Total emergency department visits	685,620	631,509	8.6%
Total surgeries	86,613	88,504	(2.1)%
Patient days — total	704,073	713,947	(1.4)%
Adjusted patient days(2)	1,250,797	1,253,882	(0.2)%
Average length of stay (days)	5.21	5.34	(2.4)%
Average licensed beds	15,472	15,379	0.6%
Utilization of licensed beds(3)	49.5%	50.5%	(1.0)%	(1)
Total visits	1,413,064	1,451,683	(2.7)%
Paying visits (excludes charity and uninsured)	1,327,738	1,364,789	(2.7)%
Charity and uninsured visits	85,326	86,894	(1.8)%
Ambulatory Care:
Total consolidated facilities (at end of period)	308	257	51	(1)
Total consolidated cases	363,551	308,402	17.9%

(1)	The change is the difference between the 2022 and 2021 amounts shown.
(2)	Adjusted admissions/patient days represents actual admissions/patient days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
Total admissions increased by 1,342, or 1.0% in the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to elevated volumes of influenza cases and the opening of our new PMC Fort Mill hospital in September 2022. Also during the 2022 period, total emergency department visits increased by 8.6%, due in part to the same factors. Total surgeries decreased by 1,891, or 2.1%, during the three‑month period in 2022 compared to the same period in 2021. The increase in our Ambulatory Care segment’s total consolidated cases of 17.9% in the three months ended December 31, 2022, as compared to the same period in 2021, is primarily attributable to incremental case volume from our recently acquired ASCs.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2022	2021
Net operating revenues:
Hospital Operations prior to inter-segment eliminations	$3,840	$3,910	(1.8)%
Ambulatory Care	933	742	25.7%
Conifer	326	324	0.6%
Inter-segment eliminations	(109)	(120)	(9.2)%
Total	$4,990	$4,856	2.8%
Consolidated net operating revenues increased by $134 million, or 2.8%, in the three months ended December 31, 2022 compared to the same period in 2021. Our Hospital Operations segment’s net operating revenues prior to inter‑segment eliminations for the three‑month period in 2022 decreased $70 million, or 1.8%, compared to the same period in 2021. This decrease was primarily due to lower COVID-related patient volumes and acuity, lower surgical volumes and a shorter average length of patient stay, partially offset by higher adjusted admissions and improved pricing yield. Net operating revenues in our Ambulatory Care segment increased $191 million, or 25.7%, in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This increase was mainly driven by our recently acquired ASCs, improved case volumes, incremental revenue from new service lines and negotiated commercial rate increases. Conifer’s revenues, net of inter‑segment eliminations, increased $13 million, or 6.4%, during the three months ended December 31, 2022 compared to the same period in 2021, primarily due to contractual rate increases and new business expansion. During the three months ended December 31, 2022 and 2021, we recognized grant income of $40 million and $138 million, respectively, which amounts are not included in net operating revenues.
Our accounts receivable days outstanding (“AR Days”) from continuing operations were 58.3 days and 57.0 days at December 31, 2022 and 2021, respectively. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets. The AR Days calculation excludes (1) urgent care centers operated under the MedPost and CareSpot brands, which we divested in April 2021, (2) the Miami Hospitals, which we sold in August 2021, and (3) our California provider fee revenues.
The following table provides information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2022	2021
Hospital Operations:
Salaries, wages and benefits	$1,914	$1,841	4.0%
Supplies	612	649	(5.7)%
Other operating expenses	847	875	(3.2)%
Total	$3,373	$3,365	0.2%
Ambulatory Care:
Salaries, wages and benefits	$219	$178	23.0%
Supplies	247	188	31.4%
Other operating expenses	123	94	30.9%
Total	$589	$460	28.0%
Conifer:
Salaries, wages and benefits	$173	$169	2.4%
Supplies	1	1	—%
Other operating expenses	62	60	3.3%
Total	$236	$230	2.6%
Total:
Salaries, wages and benefits	$2,306	$2,188	5.4%
Supplies	860	838	2.6%
Other operating expenses	1,032	1,029	0.3%
Total	$4,198	$4,055	3.5%
Rent/lease expense(1):
Hospital Operations	$69	$71	(2.8)%
Ambulatory Care	31	25	24.0%
Conifer	2	2	—%
Total	$102	$98	4.1%

(1)	Included in other operating expenses.

The following table provides information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2022	2021
Hospital Operations:
Salaries, wages and benefits per adjusted admission(1)	$7,670	$7,634	0.5%
Supplies per adjusted admission(1)	2,447	2,692	(9.1)%
Other operating expenses per adjusted admission(1)	3,407	3,632	(6.2)%
Total per adjusted admission	$13,524	$13,958	(3.1)%

(1)	Adjusted admissions represents actual admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
Salaries, wages and benefits expense for our Hospital Operations segment increased $73 million, or 4.0%, in the three months ended December 31, 2022 compared to the same period in 2021. This increase was primarily attributable to higher contract labor and premium pay costs due to the pandemic, and annual merit increases for certain of our employees. These factors were partially offset by lower employee benefit costs and our continued focus on cost‑efficiency measures. On a per‑adjusted‑admission basis, Hospital Operations salaries, wages and benefits expense increased 0.5% in the three months ended December 31, 2022 compared to the three months ended December 31, 2021.
Supplies expense for our Hospital Operations segment decreased $37 million, or 5.7%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This decrease was primarily attributable to lower COVID-related patient volumes and acuity, decreased surgical volumes and our cost‑efficiency measures. These factors were partially offset by increased costs for certain supplies due to the COVID-19 pandemic, the impact of general market conditions and inflation. On a per‑adjusted‑admission basis, supplies expense decreased 9.1% in the three months ended December 31, 2022 compared to the three months ended December 31, 2021 due to the aforementioned factors.
Other operating expenses for our Hospital Operations segment decreased $28 million, or 3.2%, in the three months ended December 31, 2022 compared to the same period in 2021. This decrease was primarily due to decreased costs associated with funding indigent care services by certain of our hospitals (which costs were substantially offset by reduced net patient revenues) and lower malpractice expense. On a per‑adjusted‑admission basis, other operating expenses in the three months ended December 31, 2022 decreased 6.2% compared to the three months ended December 31, 2021, primarily due to the factors described above, as well as increased adjusted admissions that reduce this cost metric due to various fixed costs in other operating expenses.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $858 million at December 31, 2022 compared to $1.208 billion at September 30, 2022.
Significant cash flow items in the three months ended December 31, 2022 included:
•Net cash provided by operating activities before interest, taxes, discontinued operations, impairment and restructuring charges, and acquisition‑related costs, and litigation costs and settlements of $738 million, including $41 million received from federal and state grants, and a $128 million payment of payroll taxes deferred during 2020;
•Capital expenditures of $290 million;
•Interest payments of $247 million;
•$128 million of distributions paid to noncontrolling interests;
•Payments totaling $57 million for restructuring charges, acquisition‑related costs, and litigation costs and settlements;
•Purchases of noncontrolling interests of $39 million;
•Purchases of marketable securities and equity investments of $24 million;

•Debt payments of $65 million, including an aggregate total of $24 million cash to retire portions of our 4.625% senior secured first lien notes due in July 2024 (our “July 2024 Senior Secured First Lien Notes”) and September 2024 (our “September 2024 Senior Secured First Lien Notes”); and
•$250 million of payments to purchase nearly six million shares of our common stock under the share repurchase program.
Net cash provided by operating activities was $1.083 billion in the year ended December 31, 2022 compared to $1.568 billion in the year ended December 31, 2021. Key factors contributing to the change between 2022 and 2021 include the following:
•$880 million of Medicare advances recouped or repaid in the year ended December 31, 2022 compared to $512 million during 2021;
•$196 million of cash received from pandemic-related grant programs in 2022 compared to $178 million received in 2021;
•Lower interest payments of $89 million in 2022;
•Higher income tax payments of $69 million in 2022;
•An increase of $61 million in payments for restructuring charges, acquisition‑related costs, and litigation costs and settlements in 2022; and
•The timing of other working capital items.
SOURCES OF REVENUE FOR OUR HOSPITAL OPERATIONS SEGMENT
We earn revenues for patient services from a variety of sources, primarily managed care payers and the federal Medicare program, as well as state Medicaid programs, indemnity‑based health insurance companies and uninsured patients.
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources:

	Years Ended December 31,
	2022	2021	2020
Medicare	17.1%	17.7%	19.8%
Medicaid	6.8%	8.5%	7.9%
Managed care(1)	70.3%	67.7%	66.3%
Uninsured	1.0%	1.3%	1.2%
Indemnity and other	4.8%	4.8%	4.8%

(1)	Includes Medicare and Medicaid managed care programs.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources, is presented below:

	Years Ended December 31,
	2022	2021	2020
Medicare	20.7%	20.8%	22.8%
Medicaid	5.4%	5.8%	6.2%
Managed care(1)	65.8%	64.4%	61.8%
Charity and uninsured	4.9%	5.8%	6.3%
Indemnity and other	3.2%	3.2%	2.9%

(1)	Includes Medicare and Medicaid managed care programs.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others, changes in federal and state healthcare regulations; the business environment, economic conditions (including inflationary pressures) and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures.
GOVERNMENT PROGRAMS
The Centers for Medicare & Medicaid Services (“CMS”) is an agency of the U.S. Department of Health and Human Services (“HHS”) that administers a number of government programs authorized by federal law; it is the single largest payer of healthcare services in the United States. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co‑administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The Children’s Health Insurance Program (“CHIP”), which is also co‑administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year (“FFY”) 2029.
Healthcare Reform
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The expansion of Medicaid in 39 states (including four of the nine states in which we operate acute care hospitals) and the District of Columbia is currently financed through:
•negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and
•reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and, under current law, are scheduled to commence for Medicaid payments in FFY 2024.
The Affordable Care Act also includes measures designed to promote quality and cost efficiency in healthcare delivery and provisions intended to strengthen fraud and abuse enforcement.
The initial expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions. Although a substantial portion of our patient volumes and, as a result, our revenues has historically been derived from government healthcare programs, reductions to our reimbursement under the Medicare and Medicaid programs as a result of the Affordable Care Act have been partially offset by increased revenues from providing care to previously uninsured individuals.
There is ongoing uncertainty with respect to the ultimate net effect of the Affordable Care Act due to the potential for continued changes in the law’s implementation and how government agencies and courts interpret it. Moreover, we cannot predict what future action, if any, Congress might take to amend the Affordable Care Act. If future modifications or interpretations result in significantly fewer individuals having private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows. There is also uncertainty regarding the potential impact of other healthcare-related reform efforts at the federal and state levels. Some reforms may have a positive effect on our business, while others may increase our operating costs, adversely affect the reimbursement we receive or require us to modify certain aspects of our operations. Legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage, impact our competitive position, and affect our relationships with insurers and patients.
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital

Operations segment for services provided to patients enrolled in the Original Medicare Plan were $2.369 billion, $2.615 billion and $2.695 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Outlier Payments—Outlier payments are additional payments made to hospitals on individual claims for treating Medicare patients whose medical conditions are more costly to treat than those of the average patient in the same MS‑DRG. To qualify for a cost outlier payment, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS‑DRG by a fixed threshold updated annually by CMS. A Medicare Administrative Contractor (“MAC”) calculates the cost of a claim by multiplying the billed charges by an average cost‑to‑charge ratio that is typically based on the hospital’s most recently filed cost report. Generally, if the computed cost exceeds the sum of the MS‑DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.
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
Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low‑income patients. Prior to October 1, 2013, DSH payments were based on each hospital’s low income utilization for each payment year (the “Pre‑ACA DSH Formula”). The Affordable Care Act revised the Medicare DSH adjustment effective for discharges occurring on or after October 1, 2013. Under the revised methodology, hospitals receive 25% of the amount they previously would have received under the Pre‑ACA DSH Formula. This amount is referred to as the “Empirically Justified Amount.”
Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC‑DSH Amount”). The UC‑DSH Amount is a hospital’s share of a pool of funds that the CMS Office of the Actuary estimates would equal 75% of Medicare DSH that otherwise would have been paid under the Pre‑ACA DSH Formula, adjusted for changes in the percentage of individuals that are uninsured. Generally, the factors used to calculate and distribute UC‑DSH Amounts are set forth in the Affordable Care Act and are not subject to administrative or judicial review. The statute requires that each hospital’s cost of uncompensated care (i.e., charity and bad debt) as a percentage of the total uncompensated care cost of all DSH hospitals be used to allocate the pool. As of December 31, 2022, 51 of our acute care hospitals qualified for Medicare DSH payments.

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
Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for the increased expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. As of December 31, 2022, 30 of our hospitals were affiliated with academic institutions and were eligible to receive such payments.
IPPS Quality Adjustments—The Affordable Care Act also authorizes quality adjustments to Medicare IPPS payments under the following programs:
•Value‑Based Purchasing (“VBP”) Program – Under the VBP program, IPPS operating payments to hospitals are reduced by 2% to fund value‑based incentive payments to eligible hospitals based on their overall performance on a set of quality measures;
•Hospital Readmission Reduction Program – Under this program, IPPS operating payments to hospitals with excess readmissions are reduced up to a maximum of 3% of base MS‑DRG payments; and
•Hospital‑Acquired Conditions (“HAC”) Reduction Program – Under this program, overall inpatient payments are reduced by 1% for hospitals in the worst performing quartile of risk‑adjusted quality measures for reasonable preventable hospital‑acquired conditions.
These adjustments, which CMS updates annually, are generally based on a hospital’s performance from prior periods.
Hospital Outpatient Prospective Payment System
Under the outpatient prospective payment system (“OPPS”), hospital outpatient services, except for certain services that are reimbursed on a separate fee schedule, are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require, and a payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS annually updates the APCs and the rates paid for each APC.
Inpatient Psychiatric Facility Prospective Payment System
The inpatient psychiatric facility (“IPF”) prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS is based on prospectively determined per‑diem rates and includes an outlier policy that authorizes additional payments for extraordinarily costly cases. As of December 31, 2022, 19 of our general hospitals operated IPF units.
Inpatient Rehabilitation Prospective Payment System
Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF‑PPS”). Payments under the IRF‑PPS are made on a per-discharge basis. The IRF‑PPS uses federal prospective payment rates across distinct case‑mix groups established by a patient classification system. As of December 31, 2022, we operated one freestanding IRF, and 15 of our general hospitals operated IRF units.
Physician and Other Health Professional Services Payment System
Medicare uses a fee schedule to pay for physician and other health professional services based on a list of services and their payment rates referred to as the Medicare Physician Fee Schedule (“MPFS”). In determining payment rates for each service, CMS considers the amount of clinician work required to provide a service, expenses related to maintaining a practice and professional liability insurance costs. These three factors are adjusted for variation in the input prices in different markets, and the sum is multiplied by the fee schedule’s conversion factor (average payment amount) to produce a total payment amount.

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
For filed cost reports, we adjust the accrual for estimated cost report settlements based on those cost reports and subsequent activity, and we record a valuation allowance against those cost reports based on historical settlement trends. The accrual for estimated cost report settlements for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.
Medicare Claims Reviews
HHS estimates that the overall 2022 Medicare FFS improper payment rate for the program is approximately 7.46%. The 2022 error rate for Hospital IPPS payments is approximately 3%. CMS has identified the FFS program as a program at risk for significant erroneous payments, and one of the agency’s stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of Medicare Trust Fund dollars. CMS has established several initiatives to prevent or identify improper payments before a claim is paid, and to identify and recover improper payments after paying a claim. The overall goal is to reduce improper payments by identifying and addressing coverage and coding billing errors for all provider types. Under the authority of the Social Security Act, CMS employs a variety of contractors (e.g., MACs, Recovery Audit Contractors and Unified Program Integrity Contractors) to process and review claims according to Medicare rules and regulations.
Claims selected for prepayment review are not subject to the normal Medicare FFS payment timeframe. Furthermore, prepayment and post‑payment claims denials are subject to administrative and judicial review, and we pursue the reversal of adverse determinations where appropriate. We have established robust protocols to respond to claims reviews and payment denials. In addition to overpayments that are not reversed on appeal, we incur additional costs to respond to requests for records and pursue the reversal of payment denials. The degree to which our Medicare FFS claims are subjected to prepayment reviews, the extent to which payments are denied, and our success in overturning denials could have an adverse effect on our cash flows and results of operations.
Meaningful Use of Health Information Technology
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which is part of the American Recovery and Reinvestment Act of 2009, promotes the use of healthcare information technology by, among other things, providing financial incentives to hospitals and physicians to become “meaningful users” of electronic health record (“EHR”) systems and imposing penalties on those who do not. Under the HITECH Act and other laws and regulations, eligible hospitals that fail to demonstrate and maintain meaningful use of certified EHR technology and/or submit quality data every year (and have not applied and qualified for a hardship exception) are subject to a reduction of the Medicare market basket update. Eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. We continue to invest in the maintenance and utilization of certified EHR systems for our hospitals and employed physicians. Failure to do so could subject us to penalties that may have an adverse effect on our net revenues and results of operations.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 19.4%, 18.7% and 17.8% of the total net patient service revenues of our acute care hospitals and related outpatient facilities for the years ended December 31, 2022, 2021 and 2020, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the years ended December 31, 2022, 2021 and 2020, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $644 million, $915 million and $754 million, respectively. The decrease between 2022 and 2021 was primarily attributable to changes in Medicaid program payments in California, Florida, Michigan and Texas. For Texas, we recognized $123 million of assessments to support the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) following its approval in 2022. During the year ended December 31, 2022, we also recognized $245 million of revenue related to CHIRP that is included in

Managed Medicaid revenue rather than the DSH and other supplemental revenues classification due to the structure of the program.
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
Total Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the years ended December 31, 2022, 2021 and 2020 were $2.692 billion, $2.760 billion and $2.427 billion, respectively. During the year ended December 31, 2022, Medicaid and Managed Medicaid revenues comprised 35% and 65%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Managed Medicaid patient service revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to FFS Medicaid revenue.
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
Regulatory and Legislative Changes
The Medicare and Medicaid programs are subject to: statutory and regulatory changes, administrative and judicial rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions. Any of these factors could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Recent regulatory and legislative updates to the Medicare and Medicaid payment systems, as well as other government programs impacting our business, are provided below.
Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the IPPS annually. The updates generally become effective October 1, the beginning of the FFY. In August 2022, CMS issued final changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2023 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes, among others:
•A market basket increase of 4.1% for MS‑DRG operating payments for hospitals reporting specified quality measure data and that are meaningful users of EHR technology; CMS also finalized a 0.3% multifactor productivity reduction required by the Affordable Care Act and a 0.5% increase required by the Medicare Access and CHIP Reauthorization Act of 2015 that together result in a net operating payment update of 4.3% before budget neutrality adjustments;
•Updates to the hospital VBP and HAC programs for FFY 2023 due to the impact of the COVID-19 public health emergency, including: the implementation of a special scoring methodology for the VBP program that results in each hospital receiving a value‑based incentive payment amount equal to the 2% reduction to its operating standardized amount; and suppression of all measures in the HAC reduction program resulting in no hospitals being penalized for FFY 2023;
•An increase in the cost outlier threshold from $30,988 to $38,859;

•A 2.37% net increase in the capital federal MS‑DRG rate; and
•Updates to the three factors used to determine the amount and distribution of Medicare UC‑DSH Amounts.
According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 2.6% increase in Medicare operating MS‑DRG FFS payments for hospitals in urban areas and an average 3.3% increase in such payments for proprietary hospitals in FFY 2023. We estimate that all of the final payment and policy changes affecting operating MS‑DRG and UC‑DSH Amounts should result in a 3.7% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $55 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.
Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems—In November 2022, CMS released the final policy changes and payment rates for the Hospital Outpatient Prospective Payment System and Ambulatory Surgical Center Payment System for calendar year (“CY”) 2023 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes, among others:
•An estimated net increase of 3.8% for the OPPS rates based on a market basket increase of 4.1%, reduced by a multifactor productivity adjustment required by the Affordable Care Act of 0.3%;
•Removal of 11 services from the Inpatient Only List (which is the list of procedures that must be performed on an inpatient basis) after determining such services meet established criteria for removal;
•Establishment of an exemption for rural Sole Community Hospitals from the site-neutral Medicare reduced payment rate for clinic visits furnished in exempt off-campus, provider-based departments and payment for such visits at the full OPPS rate; and
•A 3.8% increase to the Ambulatory Surgical Center payment rates.
In addition, the Final OPPS/ASC Rule made certain changes to CMS’ 340B program, which allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers (“340B Drugs”). In the CY 2018 final rule regarding OPPS payment and policy changes, CMS reduced the payment for 340B Drugs from the average sales price (“ASP”) plus 6% to the ASP minus 22.5% and made a corresponding budget‑neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). CMS retained the same 340B Payment Adjustment in the final rules regarding OPPS payment and policy changes for CYs 2019 through 2022. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Following the initial court decisions and a series of appeals, the U.S. Supreme Court (the “Supreme Court”) unanimously ruled in June 2022 that the decision to impose the 340B Payment Adjustment in CYs 2018 and 2019 was unlawful, and the case was remanded to the lower courts to determine the appropriate remedy. In response to the Supreme Court’s decision, the 2023 Final OPPS/ASC Rule affirms that CMS is now applying the default rate, generally ASP plus 6%, to 340B Drugs and biologicals, and it has removed the 340B Payment Adjustment made in 2018. In January 2023, the U.S. District Court for the District of Columbia issued an opinion remanding the case to HHS to determine the remediation for the prior years’ underpayments. Before the issuance of this opinion, CMS had indicated that it is still evaluating how to apply the Supreme Court ruling to the cost years 2018 through 2022, and it expects to address the remedy for those cost years in a separate rulemaking that will be published prior to the CY 2024 proposed rule regarding OPPS payment and policy changes.
CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 4.9% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 1.3% increase in Medicare FFS OPPS payments for proprietary hospitals. The projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $9 million, which represents an increase of approximately 1.5%.
Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the final payment and policy changes. In addition, it remains unclear at this time how CMS will finance any retroactive payments for 340B payments that were previously withheld given that the original policy was budget‑neutral and HHS already redistributed the savings. We cannot predict the remedy that will be imposed, the timing thereof, or what further actions CMS or Congress might take with respect to the 340B program; however, it is possible that reversal of the 340B Payment Adjustment could have an adverse effect on our future net operating revenues and cash flows.

Payment and Policy Changes to the Medicare Physician Fee Schedule—In November 2022, CMS released the CY 2023 Medicare Physician Fee Schedule (“MPFS”) Final Rule (“MPFS Final Rule”). The MPFS Final Rule includes updates to payment policies, payment rates and other provisions for services reimbursed under the MPFS from January 1 through December 31, 2023. Under the MPFS Final Rule, the CY 2023 conversion factor, which is the base rate that is used to convert relative units into payment rates, was reduced from $34.61 to $33.06, due in part to the expiration of the one-time 3% payment increase provided for in CY 2022 by the Protecting Medicare and American Farmers from Sequester Cuts Act (the “Sequester Cuts Act”), which was signed into law in December 2021, as well as budget neutrality rules. However, the December 2022 enactment of the Consolidated Appropriations Act, 2023 (“CAA, 2023”) provided a 2.5% positive adjustment to the MPFS CY 2023 conversion factor, resulting in a CY 2023 conversion factor of $33.89. We estimate the impact of the MPFS Final Rule in conjunction with the positive adjustment from the CAA, 2023 should result in a reduction of approximately $4 million to our FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the final payment and policy changes.
The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Related Legislation
Several pieces of legislation (the “COVID Acts”) that include funding and other provisions to mitigate the economic effects of the COVID‑19 pandemic have been signed into law since March 2020. Provided below is a brief overview of certain provisions of the COVID Acts that have impacted our business and that may continue to impact our business to varying degrees in 2023. With the recent announcement that the public health emergency will end on May 11, 2023, and the subsequent unwinding of federal flexibilities and funding, there is no assurance or expectation that we will continue to receive or remain eligible for significant funding or assistance under the COVID Acts or similar measures in the future.
Funding for the Public Health and Social Services Emergency Fund—The COVID Acts authorized $178 billion in payments to be distributed to providers through the PRF. To receive distributions, providers are required to agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID‑related costs as defined by HHS, and that the providers will not seek collection of out‑of‑pocket payments from a COVID‑19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. In January 2021, HHS released updated reporting requirements that include lost revenues, expenses attributable to COVID-19 and non-financial information. The updated reporting requirements reflect certain provisions of the Consolidated Appropriations Act, 2021 and Other Extensions Act (“Consolidated Appropriations Act”) affecting the calculation of lost revenues, as well as the distribution of PRF funds among subsidiaries in a hospital system. Furthermore, HHS has indicated that it will be closely monitoring and, along with the U.S. Office of Inspector General, auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. PRF funds not utilized by the established deadlines, generally 12 to 18 months after receipt of the grant funds, will be recouped by HHS. Except for certain immaterial PRF payments we returned to HHS, we have formally accepted PRF payments issued to our providers and the terms and conditions associated with those payments, and we have complied with the reporting requirements.
During the years ended December 31, 2022, 2021 and 2020, our Hospital Operations and Ambulatory Care segments combined recognized approximately $138 million, $176 million and $868 million, respectively, of PRF grant income associated with lost revenues and COVID‑related costs. We recognized an additional $14 million and $17 million of PRF grant income from our unconsolidated affiliates during 2021 and 2020, respectively. Our Hospital Operations and Ambulatory Care segments combined also recognized $56 million, $15 million and $14 million of grant income from state and local grant programs during the years ended December 31, 2022, 2021 and 2020, respectively. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income, and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates, in each case in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020. At December 31, 2022 and 2021, we had remaining deferred grant payment balances of $7 million and $5 million, respectively, which amounts were recorded in other current liabilities in the accompanying Consolidated Balance Sheets for those periods. We cannot predict whether additional distributions of grant funds will be authorized, and we cannot provide any assurances regarding the amount of grant income, if any, to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—The COVID Acts have also alleviated some of the financial strain on hospitals, physicians, other healthcare providers and states through a series of Medicare and Medicaid payment policy changes, as described below:
•The CMS 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers was suspended effective May 1, 2020 through December 31, 2021. The Sequester Cuts Act extended the 2% Medicare sequestration moratorium through March 31, 2022 and adjusted the sequestration to 1% for the period April 1, 2022 through June 30, 2022. Because further legislation was not passed, the full 2% reduction was restored effective July 1, 2022. The impact of the Sequester Cuts Act on our operations was an increase of approximately $39 million of revenues in the six months ended June 30, 2022, after which the sequestration was fully reinstated.
•The COVID Acts instituted a 20% increase in the Medicare MS‑DRG payment for COVID-19 hospital admissions for the duration of the public health emergency.
•The COVID Acts initially eliminated the scheduled nationwide reduction of $4 billion in federal Medicaid DSH allotments in FFY 2020 mandated by the Affordable Care Act and decreased the FFY 2021 DSH reduction from $8 billion to $4 billion effective December 1, 2020. Subsequently, the FFY 2021 DSH reduction was eliminated entirely and the remaining $8 billion of DSH reductions were delayed until FFY 2024.
•The COVID Acts expanded the Medicare accelerated payment program, which provides prepayment of claims to providers in certain circumstances, such as national emergencies or natural disasters. Under the Consolidated Appropriations Act, providers could retain the accelerated payments for one year from the date of receipt before CMS commenced recoupment. During the year ended December 31, 2020, our hospitals and other providers applied for and received approximately $1.5 billion of accelerated payments. No additional accelerated payment funds were applied for or received in the years ended December 31, 2022 and 2021. All advances received by our hospitals and other providers were either repaid or recouped during the years ended December 31, 2022 and 2021.
•A 6.2% increase in the Federal Medical Assistance Percentage (“FMAP”) matching funds was instituted to help states respond to the COVID‑19 pandemic. The additional funds became available to states effective January 1, 2020, and they were expected to remain available through the quarter in which the public health emergency period ends, provided that states met certain conditions. In addition, the COVID Acts established an incentive for states that had not already done so to expand Medicaid by temporarily increasing each such respective state’s FMAP for their base program by five percentage points for two years.
The COVID Acts included a requirement that state Medicaid programs keep people continuously enrolled through the end of the month in which the COVID‑19 public health emergency ends in exchange for the temporary increase to the FMAP. Under the CAA, 2023, the Medicaid continuous enrollment condition and the receipt of the temporary FMAP increase will no longer be tied to the continuation of the public health emergency. Effective March 31, 2023, the continuous enrollment condition will end and, on April 1, 2023, states can begin eligibility redeterminations on their Medicaid populations and the disenrollment of individuals no longer eligible. In addition, the CAA, 2023 provides for the phase-down of the 6.2% enhanced FMAP as follows: 6.2% through the first quarter of 2023; 5.0% through the second quarter of 2023; 2.5% through the third quarter of 2023; and 1.5% through the last quarter of 2023. The increased support will end entirely as of January 1, 2024.
Because of the uncertainty associated with various factors that may influence our future Medicare and Medicaid payments, including future legislative, legal or regulatory actions, or changes in volumes and case mix, there is a risk that actual payments received under, or the ultimate impact of, these programs will differ materially from our expectations.
Funding for Uninsured Individuals—The COVID Acts provided claims reimbursement to healthcare providers generally at Medicare rates for testing uninsured individuals for COVID‑19 and treating uninsured individuals with a COVID‑19 diagnosis. A portion of the funding could also be used to reimburse providers for COVID‑19 vaccine administration to uninsured individuals. We recognized net operating revenues totaling $20 million, $91 million and $40 million related to this program in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively. This program stopped accepting reimbursement claims for the testing and treatment of uninsured individuals on March 22, 2022, and stopped accepting claims for vaccine administration to uninsured individuals on April 5, 2022.
Tax Changes—Beginning March 27, 2020, all employers were able to elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts were required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. During the year ended December 31, 2020, we deferred Social Security tax payments totaling $275 million pursuant to this COVID Acts provision. In December 2021, we repaid half of the outstanding deferred Social Security tax payments, and the remainder was repaid in December 2022.

CMS Innovation Models
The CMS Innovation Center develops and tests innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or CHIP expenditures while preserving or enhancing the quality of care for beneficiaries. Congress has defined – both through the Affordable Care Act and previous legislation – a number of specific demonstrations for CMS to conduct, including bundled payment models. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post‑discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health care. Provider participation in some of these models is voluntary; for example, 19 hospitals in our Hospital Operations segment and three surgical hospitals in our Ambulatory Care segment participate in the CMS Bundled Payments for Care Improvement Advanced (“BPCIA”) program that became effective October 1, 2018, and USPI also holds the CMS contract for one physician group practice participating in the BPCIA program. Participation in certain other bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. In 2015, CMS finalized a five‑year bundled payment model (that was subsequently extended for an additional three years), called the Comprehensive Care for Joint Replacement (“CJR”) model, which includes hip and knee replacements, as well as other major leg procedures. Eleven hospitals in our Hospital Operations segment and four surgical hospitals in our Ambulatory Care segment currently participate in the CJR model.
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
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the years ended December 31, 2022, 2021 and 2020 was $9.730 billion, $9.985 billion and $9.022 billion, respectively. Our top 10 managed care payers generated 62% of our managed care net patient service revenues for the year ended December 31, 2022. In 2022, national payers generated 44% of our managed care net patient service revenues; the remainder came from regional or local payers. At December 31, 2022 and 2021, 66% and 67%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2022, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $18 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the years ended December 31, 2022, 2021 or 2020. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future, subject to incremental pricing improvements to address inflationary pressures. In the year ended December 31, 2022, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 81% higher than our aggregate yield on a per-admission basis from government payers, including managed Medicare and Medicaid insurance plans.
Indemnity
At both December 31, 2022 and 2021, 4.8% of our net patient service revenues for our hospitals and related outpatient facilities were derived from indemnity‑based health plans. An indemnity‑based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.
Legislative Changes
The No Surprises Act (“NSA”) established federal protections, which became effective on January 1, 2022, against balance billing for patients who obtain medical services from physicians and other providers not chosen by the patient and outside of the patient’s health insurance network. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties. Among other things, the NSA limits the amount an insured patient will pay for (1) out-of-network emergency care (provided in hospital emergency departments and freestanding emergency facilities), and (2) scheduled out-of-network services (such as radiology, pathology and anesthesiology) at an in-network facility when the patient hasn’t been notified or provided consent. The NSA also prohibits insurers from assigning higher deductibles (and other cost-sharing charges) to patients for out-of-network care than they do for in-network care without patient notification and consent.
Under the NSA, insurers and providers are given the opportunity to resolve disputed out‑of‑network reimbursement through negotiation and an independent dispute resolution (“IDR”) process, unless state law specifies a different approach. The IDR process has been utilized far more than anticipated, and there is currently a backlog of claims pending determination. Moreover, provider groups have been successful in challenging certain IDR-related provisions of the regulations promulgated under the NSA, claiming the regulations unfairly favor insurers in the determination of appropriate reimbursement amounts. We cannot predict the ultimate impact of this or any future litigation nor can we predict any future regulatory changes. In addition, we are unable to fully assess the ultimate impact of the NSA on our business at this time; however, based on our experience to this point, we believe that compliance with the provisions of the NSA will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At December 31, 2022 and 2021, 5% and 4%, respectively, of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts.

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
The initial expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions, along with reductions in Medicare and Medicaid reimbursement to healthcare providers, including us. However, we continue to have to provide uninsured discounts and charity care due to the failure of certain states to expand Medicaid coverage and for persons living in the country who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Years Ended December 31,
	2022	2021	2020
Estimated costs for:
Uninsured patients	$537	$650	$617
Charity care patients	83	97	147
Total	$620	$747	$764

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021
The following tables present our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Years Ended December 31,		Increase (Decrease)
	2022	2021
Net operating revenues:
Hospital Operations	$15,061	$15,982	$(921)
Ambulatory Care	3,248	2,718	530
Conifer	1,316	1,267	49
Inter-segment eliminations	(451)	(482)	31
Net operating revenues	19,174	19,485	(311)
Grant income	194	191	3
Equity in earnings of unconsolidated affiliates	216	218	(2)
Operating expenses:
Salaries, wages and benefits	8,844	8,878	(34)
Supplies	3,273	3,328	(55)
Other operating expenses, net	3,998	4,206	(208)
Depreciation and amortization	841	855	(14)
Impairment and restructuring charges, and acquisition-related costs	226	85	141
Litigation and investigation costs	70	116	(46)
Net gains on sales, consolidation and deconsolidation of facilities	(1)	(445)	444
Operating income	$2,333	$2,871	$(538)

	Years Ended December 31,		Increase (Decrease)
	2022	2021
Net operating revenues	100.0%	100.0%	—%
Grant income	1.0%	1.0%	—%
Equity in earnings of unconsolidated affiliates	1.1%	1.1%	—%
Operating expenses:
Salaries, wages and benefits	46.1%	45.6%	0.5%
Supplies	17.0%	17.1%	(0.1)%
Other operating expenses, net	20.8%	21.6%	(0.8)%
Depreciation and amortization	4.4%	4.4%	—%
Impairment and restructuring charges, and acquisition-related costs	1.2%	0.4%	0.8%
Litigation and investigation costs	0.4%	0.6%	(0.2)%
Net gains on sales, consolidation and deconsolidation of facilities	—%	(2.3)%	2.3%
Operating income	12.2%	14.7%	(2.5)%

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by operating segment on a continuing operations basis:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$14,610	$3,248	$1,316	$15,500	$2,718	$1,267
Grant income	190	4	—	142	49	—
Equity in earnings of unconsolidated affiliates	10	206	—	25	193	—
Operating expenses:
Salaries, wages and benefits	7,333	822	689	7,511	690	677
Supplies	2,398	871	4	2,640	684	4
Other operating expenses, net	3,302	438	258	3,586	389	231
Depreciation and amortization	692	112	37	722	95	38
Impairment and restructuring charges, and acquisition-related costs	180	21	25	39	27	19
Litigation and investigation costs	53	3	14	100	14	2
Net gains on sales, consolidation and deconsolidation of facilities	(1)	—	—	(411)	(34)	—
Operating income	$853	$1,191	$289	$1,480	$1,095	$296

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Grant income	1.3%	0.1%	—%	0.9%	1.8%	—%
Equity in earnings of unconsolidated affiliates	0.1%	6.3%	—%	0.2%	7.1%	—%
Operating expenses:
Salaries, wages and benefits	50.2%	25.3%	52.4%	48.5%	25.4%	53.4%
Supplies	16.4%	26.8%	0.3%	17.0%	25.2%	0.3%
Other operating expenses, net	22.7%	13.5%	19.5%	23.2%	14.3%	18.2%
Depreciation and amortization	4.7%	3.4%	2.8%	4.7%	3.5%	3.0%
Impairment and restructuring charges, and acquisition-related costs	1.2%	0.6%	1.9%	0.3%	1.0%	1.5%
Litigation and investigation costs	0.4%	0.1%	1.1%	0.6%	0.5%	0.2%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%	—%	(2.7)%	(1.3)%	—%
Operating income	5.8%	36.7%	22.0%	9.5%	40.3%	23.4%
Consolidated net operating revenues decreased by $311 million, or 1.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Hospital Operations net operating revenues, net of inter‑segment eliminations, decreased by $890 million, or 5.7%, for the year ended December 31, 2022 compared to 2021, primarily due to the loss of revenues from the Miami Hospitals we sold in August 2021, lower overall patient volumes, and decreased COVID-related volumes and acuity during 2022, partially offset by negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income from federal, state and local grants totaling $190 million and $142 million during the years ended December 31, 2022 and 2021, respectively, which is not included in net operating revenues.
Ambulatory Care net operating revenues increased by $530 million, or 19.5%, for the year ended December 31, 2022 compared to 2021. The change was primarily due to an increase from acquisitions of $453 million and same-facility growth of $146 million, which was attributable to the impact of higher patient volumes, incremental revenue from new service lines and negotiated commercial rate increases. These impacts were partially offset by $69 million of lower revenues compared to the prior‑year period due to the sale of the Ambulatory Care segment’s urgent care centers and the transfer of its imaging centers to the Hospital Operations segment in April 2021. Our Ambulatory Care segment also recognized grant income from federal grants totaling $4 million and $49 million during the years ended December 31, 2022 and 2021, respectively, which is not included in net operating revenues.
Conifer net operating revenues increased by $49 million, or 3.9%, for the year ended December 31, 2022 compared to 2021. Conifer revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $80 million, or 10.2%, for the year ended December 31, 2022 compared to 2021. These increases were primarily due to contractual rate increases and new business expansion.

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
Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2022	2021
Number of hospitals (at end of period)	60	60	—	(1)
Total admissions	523,326	547,754	(4.5)%
Adjusted admissions(2)	962,029	973,552	(1.2)%
Paying admissions (excludes charity and uninsured)	497,990	518,515	(4.0)%
Charity and uninsured admissions	25,336	29,239	(13.3)%
Admissions through emergency department	395,309	409,440	(3.5)%
Paying admissions as a percentage of total admissions	95.2%	94.7%	0.5%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.8%	5.3%	(0.5)%	(1)
Emergency department admissions as a percentage of total admissions	75.5%	74.7%	0.8%	(1)
Surgeries — inpatient	134,382	141,469	(5.0)%
Surgeries — outpatient	209,896	216,011	(2.8)%
Total surgeries	344,278	357,480	(3.7)%
Patient days — total	2,747,643	2,888,928	(4.9)%
Adjusted patient days(2)	4,883,616	5,016,029	(2.6)%
Average length of stay (days)	5.25	5.27	(0.4)%
Licensed beds (at end of period)	15,372	15,379	—%
Average licensed beds	15,381	15,396	(0.1)%
Utilization of licensed beds(3)	48.9%	51.4%	(2.5)%	(1)

(1)	The change is the difference between 2022 and 2021 amounts shown.
(2)	Adjusted admissions/patient days represents actual admissions/patient days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Outpatient Visits	2022	2021
Total visits	5,063,852	5,319,994	(4.8)%
Paying visits (excludes charity and uninsured)	4,752,208	4,964,084	(4.3)%
Charity and uninsured visits	311,644	355,910	(12.4)%
Emergency department visits	2,166,242	2,034,405	6.5%
Surgery visits	209,896	216,011	(2.8)%
Paying visits as a percentage of total visits	93.8%	93.3%	0.5%	(1)
Charity and uninsured visits as a percentage of total visits	6.2%	6.7%	(0.5)%	(1)

(1)	The change is the difference between 2022 and 2021 amounts shown.

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Revenues	2022	2021
Total segment net operating revenues	$14,464	$14,768	(2.1)%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$13,703	$14,043	(2.4)%
Net patient service revenue per adjusted admission(1)	$14,244	$14,424	(1.2)%
Net patient service revenue per adjusted patient day(1)	$2,806	$2,800	0.2%

(1)	Adjusted admissions/patient days represents actual admissions/patient days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Selected Operating Expenses	2022	2021
Salaries, wages and benefits	$7,282	$7,227	0.8%
Supplies	2,385	2,532	(5.8)%
Other operating expenses	3,239	3,375	(4.0)%
	$12,906	$13,134	(1.7)%

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Selected Operating Expenses as a Percentage of Net Operating Revenues	2022	2021
Salaries, wages and benefits	50.3%	48.9%	1.4%	(1)
Supplies	16.5%	17.1%	(0.6)%	(1)
Other operating expenses	22.4%	22.9%	(0.5)%	(1)

(1)	The change is the difference between 2022 and 2021 amounts shown.
Revenues
Same‑hospital net operating revenues decreased $304 million, or 2.1%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was due in part to lower overall patient volumes, decreased COVID‑related volumes and acuity, and the adverse impact of the Cybersecurity Incident on patient volumes, partially offset by negotiated commercial rate increases. Our Hospital Operations segment also recognized grant income from federal, state and local grants totaling $190 million and $142 million in the years ended December 31, 2022 and 2021, respectively, which is not included in net operating revenues. Same‑hospital admissions and outpatient visits decreased by 4.5% and 4.8%, respectively, in the year ended December 31, 2022 compared to 2021, primarily due to the factors described above.
The following table presents our consolidated net accounts receivable by payer:

	December 31,
	2022	2021
Medicare	$166	$155
Medicaid	44	47
Net cost report settlements receivable and valuation allowances	48	33
Managed care	1,661	1,602
Self-pay uninsured	35	21
Self-pay balance after insurance	92	70
Estimated future recoveries	149	137
Other payers	315	331
Total Hospital Operations	2,510	2,396
Ambulatory Care	433	374
Accounts receivable, net	$2,943	$2,770
The collection of accounts receivable is a key area of focus for our business. At December 31, 2022, our Hospital Operations segment collection rate on self‑pay accounts was approximately 29.5%. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at December 31, 2022, a 10% decrease or increase in our self‑pay collection rate, or approximately 3.0%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $11 million. There are various factors that can impact collection trends, such as changes in the economy and inflation, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which have been affected by the pandemic, continuously change and can have an impact on collection trends and our estimation process.
We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 95.7% at December 31, 2022.
We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.462 billion and $2.363 billion at December 31, 2022 and 2021, respectively, excluding cost report settlements receivable and valuation allowances of $48 million and $33 million, respectively, at December 31, 2022 and 2021:

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At December 31, 2022:
0-60 days	90%	34%	56%	22%	50%
61-120 days	5%	28%	16%	15%	15%
121-180 days	2%	16%	9%	7%	9%
Over 180 days	3%	22%	19%	56%	26%
Total	100%	100%	100%	100%	100%

At December 31, 2021:
0-60 days	93%	35%	57%	22%	52%
61-120 days	4%	31%	18%	14%	16%
121-180 days	1%	14%	10%	9%	9%
Over 180 days	2%	20%	15%	55%	23%
Total	100%	100%	100%	100%	100%
Conifer continues to implement revenue cycle initiatives intended to improve our cash flow. These initiatives are focused on standardizing and improving patient access processes, including pre‑registration, registration, verification of eligibility and benefits, liability identification and collections at point‑of‑service, and financial counseling. These initiatives are intended to reduce denials, improve service levels to patients and increase the quality of accounts that end up in accounts receivable. Although we continue to focus on improving our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.
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
The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program at December 31, 2022 and 2021 by aging category:

	December 31,
	2022	2021
0-60 days	$79	$87
61-120 days	18	17
121-180 days	3	4
Over 180 days	6	7
Total	$106	$115

Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased $55 million, or 0.8%, in the year ended December 31, 2022 compared to 2021. This increase was primarily attributable to higher contract labor and premium pay costs due to the pandemic, and annual merit increases for certain of our employees, all of which were partially offset by lower incentive compensation and employee benefit costs, as well as our continued focus on cost‑efficiency measures. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues increased by 140 basis points to 50.3% in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to the impact of higher contract labor and premium pay costs, decreased patient volumes, and the Cybersecurity Incident on our patient revenues during the 2022 period. Salaries, wages and benefits expense for the years ended December 31, 2022 and 2021 included stock‑based compensation expense of $43 million and $41 million, respectively.
Supplies
Same‑hospital supplies expense decreased $147 million, or 5.8%, in the year ended December 31, 2022 compared to 2021. The decrease was primarily attributable to lower overall patient volumes, reduced COVID‑related volumes and acuity, and our cost‑efficiency measures, partially offset by the increased cost of certain supplies as a result of the COVID‑19 pandemic, the impact of general market conditions and inflation. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 60 basis points to 16.5% in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the factors described above.
The pandemic created supply‑chain disruptions, including shortages and delays, as well as significant price increases in medical supplies. During the year ended December 31, 2022, general market conditions and inflation also increased the cost of medical supplies. We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost‑reduction focus include cardiac stents and pacemakers, orthopedics, implants and high‑cost pharmaceuticals.
Other Operating Expenses, Net
Same‑hospital other operating expenses decreased by $136 million, or 4.0%, in the year ended December 31, 2022 compared to 2021. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 50 basis points to 22.4% in the year ended December 31, 2022 compared to 22.9% in the year ended December 31, 2021, primarily due to the net gains from the sale of assets noted below. The changes in other operating expenses included:
•an increase in gains from the sale of assets of $102 million, which were classified as a reduction of other operating expenses, net; and
•decreased malpractice expense of $51 million.
For the years ended December 31, 2022 and 2021, other operating expenses for our Hospital Operations segment included $273 million and $280 million, respectively, of rent expense.
Ambulatory Care Segment
Our Ambulatory Care segment is comprised of USPI’s ASCs and surgical hospitals. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. USPI operates facilities on a day‑to‑day basis through management services contracts. Our sources of earnings from each facility consist of:
•management and administrative services revenues from the facilities USPI operates through management services contracts, computed as a percentage of each facility’s net revenues; and
•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.
Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment holds an ownership interest in (158 of 466 facilities at December 31, 2022), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 308 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect

100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within net income available (loss attributable) to noncontrolling interests.
For unconsolidated affiliates, our statements of operations reflect our earnings in two line items:
•equity in earnings of unconsolidated affiliates—our share of the net income (loss) of each facility, which is based on the facility’s net income (loss) and the percentage of the facility’s outstanding equity interests owned by USPI; and
•management and administrative services revenues, which is included in our net operating revenues—income we earn in exchange for managing the day‑to‑day operations of each facility, usually quantified as a percentage of each facility’s net revenues.
Our Ambulatory Care segment operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 66% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.
Our unconsolidated facilities received cash payments from the PRF during 2021, and we recognized grant income of $14 million from these funds; this income is included in equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021. No additional grant income was recognized from our unconsolidated facilities during the year ended December 31, 2022.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Years Ended December 31,		Increase (Decrease)
	2022	2021
Net operating revenues	$3,248	$2,718	19.5%
Grant income	$4	$49	(91.8)%
Equity in earnings of unconsolidated affiliates	$206	$193	6.7%
Salaries, wages and benefits	$822	$690	19.1%
Supplies	$871	$684	27.3%
Other operating expenses, net	$438	$389	12.6%
Revenues
Our Ambulatory Care net operating revenues increased by $530 million, or 19.5%, during the year ended December 31, 2022 compared to 2021. The change was driven by an increase from acquisitions of $453 million, as well as an increase in same‑facility net operating revenues of $146 million, which was attributable to the impact of improved case volumes, incremental revenue from new service lines and negotiated commercial rate increases. These impacts were partially offset by lower revenues of $69 million due primarily to the sale of USPI’s urgent care centers and the transfer of imaging centers to the Hospital Operations segment, both in April 2021. Our Ambulatory Care segment also recognized grant income from federal grants totaling $4 million and $49 million during the years ended December 31, 2022 and 2021, respectively, which is not included in net operating revenues.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $132 million, or 19.1%, during the year ended December 31, 2022 compared to 2021. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $121 million and an increase in same‑facility salaries, wages and benefits expense of $41 million due primarily to higher surgical case volumes. These increases were partially offset by a decrease of $30 million due primarily to the sale of USPI’s urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Salaries, wages and benefits expense as a percentage of net operating revenues decreased 10 basis points during the year ended December 31, 2022 compared to 2021 and included stock‑based compensation expense of $11 million and $13 million, respectively.

Supplies
Supplies expense increased by $187 million, or 27.3%, during the year ended December 31, 2022 compared to 2021. The change was driven by an increase from acquisitions of $161 million, as well as an increase in same‑facility supplies expense of $32 million due primarily to an increase in surgical cases at our consolidated centers and higher pricing of certain supplies as a result of the pandemic, the impact of general market conditions and inflation. Supplies expense as a percentage of net operating revenues increased 160 basis points from 25.2% in the year ended December 31, 2021 to 26.8% in the year ended December 31, 2022. This change was driven by an increase in higher‑acuity, supply‑intensive surgeries and higher pricing of certain supplies.
Other Operating Expenses, Net
Other operating expenses increased by $49 million, or 12.6%, during the year ended December 31, 2022 compared to 2021. The change was primarily driven by an increase from acquisitions of $61 million, partially offset by a decrease of $18 million due primarily to the sale of USPI’s urgent care centers and the transfer of imaging centers to the Hospital Operations segment. Other operating expenses, net as a percentage of net operating revenues decreased from 14.3% during the year ended December 31, 2021 to 13.5% for 2022. Other operating expenses for our Ambulatory Care segment included $115 million and $100 million of rent expense for the years ended December 31, 2022 and 2021, respectively.
Facility Growth
The following table summarizes the year-over-year changes in our same‑facility revenue and cases on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities. While we do not record the revenues of unconsolidated facilities, we believe this information is important in understanding the financial performance of our Ambulatory Care segment because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates.

Year Ended December 31, 2022
Net revenues	4.6%
Cases	2.0%
Net revenue per case	2.5%
Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a health system partner. Accordingly, as of December 31, 2022, the majority of facilities in our Ambulatory Care segment were operated in this model.
The table below summarizes the amounts we paid to acquire various ownership interests in ambulatory care facilities:

	Years Ended December 31,		Increase (Decrease)
	2022	2021
Controlling interests	$234	$1,219	$(985)
Noncontrolling interests	9	79	(70)
Equity investment in unconsolidated affiliates and consolidated facilities	21	17	4
	$264	$1,315	$(1,051)
The table below provides information about the ownership structure of the facilities operated by our Ambulatory Care segment:

December 31, 2022
With a health system partner	208
Without a health system partner	258
Total facilities operated	466

The table below reflects the change in the number of facilities operated by our Ambulatory Care segment since December 31, 2021:

Year Ended December 31, 2022
Acquisitions	37
De novo	15
Dispositions/Mergers	(9)
Total increase in number of facilities operated	43
During the year ended December 31, 2022, we acquired controlling interests in 30 fully operational ASCs, 16 of which are located in Maryland, four in Florida, two in each of Arizona, Colorado and Tennessee, and four located in other states. All of these facilities are jointly owned with physicians, except one that is jointly owned with a health system partner and physicians. During 2022, we also acquired noncontrolling interests in seven ASCs, three of which are located in Texas, two in Washington and one in each of California and New Jersey. In total, we paid $178 million to acquire controlling and noncontrolling interests in these facilities.
In addition, during the year ended December 31, 2022, we paid an aggregate of $65 million to acquire controlling ownership interests in 23 previously unconsolidated ASCs located in 11 geographically diverse states. Following our acquisition of a controlling interest in one of these ASCs, we contributed our ownership interest in it to a joint venture in which we have a noncontrolling ownership interest.
We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2022, we invested approximately $21 million in such transactions.
Conifer Segment
The following table presents selected revenue and expense information for our Conifer segment:

	Years Ended December 31,		Increase (Decrease)
	2022	2021
Revenue cycle and other services – Tenet	$451	$482	(6.4)%
Revenue cycle and other services – other customers	$865	$785	10.2%
Salaries, wages and benefits	$689	$677	1.8%
Supplies	$4	$4	—%
Other operating expenses	$258	$231	11.7%
Revenues
Our Conifer segment’s operating revenues from third-party clients, which revenues are not eliminated in consolidation, increased $80 million, or 10.2%, for the year ended December 31, 2022 compared to 2021. This increase was primarily attributable to contractual rate increases and new business expansion.
Salaries, Wages and Benefits
Salaries, wages and benefits expense for Conifer increased $12 million, or 1.8%, in the year ended December 31, 2022 compared to 2021. Salaries, wages and benefits expense included stock‑based compensation expense of $2 million in both 2022 and 2021.
Other Operating Expenses, Net
Other operating expenses for Conifer increased $27 million, or 11.7%, in the year ended December 31, 2022 compared to 2021. This increase was primarily due to new business expansion, higher vendor utilization and increased recruiting expenses in 2022. For both of the years ended December 31, 2022 and 2021, other operating expenses for our Conifer segment included $10 million of rent expense.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Years Ended December 31,
	2022	2021
Consolidated:
Impairment charges	$94	$8
Restructuring charges	118	57
Acquisition-related costs	14	20
Total impairment and restructuring charges, and acquisition-related costs	$226	$85

By segment:
Hospital Operations	$180	$39
Ambulatory Care	21	27
Conifer	25	19
Total impairment and restructuring charges, and acquisition-related costs	$226	$85
Impairment charges during the year ended December 31, 2022 included $82 million for the write‑down of certain buildings and medical equipment located in one of our markets to their estimated fair values. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long‑lived assets was not recoverable from their estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included decreased revenues and lower patient volumes due to the pandemic and competition, as well as higher labor costs as a result of the pandemic. As a result, we updated the estimate of the fair value of the hospitals’ long‑lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long‑lived assets, an impairment charge was recorded for the difference in the amounts. We also recorded $12 million of other impairment charges. For additional discussion, see Note 6 to the accompanying Consolidated Financial Statements. Impairment charges for the year ended December 31, 2022 were comprised of $86 million from our Hospital Operations segment, $6 million from our Ambulatory Care segment and $2 million from our Conifer segment.
Restructuring charges for the year ended December 31, 2022 consisted of $27 million of employee severance costs, $16 million related to the transition of various administrative functions to our GBC, $32 million related to contract and lease termination fees, and $43 million of other restructuring costs. Acquisition‑related costs during 2022 consisted entirely of transaction costs.
Impairment charges for the year ended December 31, 2021 were comprised of $5 million from our Ambulatory Care segment, primarily related to the impairment of certain management contract intangible assets, and $3 million from our Conifer segment. Restructuring charges during the year ended December 31, 2021 consisted of $14 million of employee severance costs, $19 million related to the transition of various administrative functions to our GBC and $24 million of other restructuring costs. Acquisition‑related costs during 2021 consisted entirely of transaction costs.
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
Litigation and Investigation Costs
Litigation and investigation costs for the years ended December 31, 2022 and 2021 were $70 million and $116 million, respectively. The decrease of $46 million, or 39.7%, in 2022 as compared to 2021 was primarily due to higher costs associated with legal proceedings and governmental investigations during 2021. See Note 17 to the accompanying Consolidated Financial Statements for additional information.

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
Interest Expense
Interest expense for the year ended December 31, 2022 was $890 million compared to $923 million for the year ended December 31, 2021.
Loss from Early Extinguishment of Debt
During the year ended December 31, 2022, we incurred aggregate losses from the early extinguishment of debt of $109 million. These losses primarily related to the redemption in full of our 7.500% senior secured first lien notes due 2025 (“2025 Senior Secured First Lien Notes”) in February 2022 and open market purchases and the subsequent redemption in full of our 6.750% senior unsecured notes due 2023 (the “2023 Senior Unsecured Notes”) during the six months ended June 30, 2022.
During the year ended December 31, 2021, we incurred aggregate losses from the early extinguishment of debt of $74 million. These losses related to the partial redemption of our July 2024 Senior Secured First Lien Notes in September 2021, the redemption in full of our 5.125% senior secured second lien notes due 2025 (the “2025 Senior Secured Second Lien Notes”) in June 2021 and the retirement in full of our 7.000% senior unsecured notes due 2025 (“2025 Senior Unsecured Notes”) in March 2021.
In both 2022 and 2021, the net losses from early extinguishment of debt primarily related to the difference between the purchase prices and the par values of the notes, as well as the write‑off of associated unamortized issuance costs.
Income Tax Expense
During the year ended December 31, 2022, we recorded income tax expense of $344 million in continuing operations on pre‑tax income of $1.344 billion compared to income tax expense of $411 million in continuing operations on pre‑tax income of $1.888 billion during the year ended December 31, 2021.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Years Ended December 31,
	2022	2021
Tax expense at statutory federal rate of 21%	$282	$396
State income taxes, net of federal income tax benefit	64	77
Tax benefit attributable to noncontrolling interests	(122)	(114)
Nondeductible goodwill	1	35
Nondeductible executive compensation	10	8
Nondeductible litigation costs	—	1
Stock-based compensation tax benefit	(6)	(5)
Changes in valuation allowance	120	2
Prior-year provision to return adjustments and other changes in deferred taxes	(12)	8
Other items	7	3
Income tax expense	$344	$411
A change in the business interest expense disallowance rules took effect in 2022, resulting in a larger amount of interest disallowance compared to prior years. During the year ended December 31, 2022, the valuation allowance increased by $120 million, including an increase of $123 million due to limitations on the tax deductibility of interest expense, a decrease of $1 million due to the expiration or worthlessness of unutilized net operating loss carryovers, and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2022 was $177 million. During the year ended December 31, 2021, the valuation allowance increased by $2 million, including an increase of $2 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $2 million due to changes in the expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2021 was $57 million.
Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $590 million for the year ended December 31, 2022 compared to $562 million for the year ended December 31, 2021. Net income available to noncontrolling interests in 2022 was comprised of $469 million related to our Ambulatory Care segment, $77 million related to our Conifer segment and $44 million related to our Hospital Operations segment. Of the portion related to our Ambulatory Care segment, $9 million related to the minority interest Baylor held in USPI until June 30, 2022.
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

The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term):

	Years Ended December 31,
	2022	2021
Net income available to Tenet Healthcare Corporation common shareholders	$411	$914
Less: Net income available to noncontrolling interests	(590)	(562)
Income (loss) from discontinued operations, net of tax	1	(1)
Income from continuing operations	1,000	1,477
Income tax expense	(344)	(411)
Loss from early extinguishment of debt	(109)	(74)
Other non-operating income, net	10	14
Interest expense	(890)	(923)
Operating income	2,333	2,871
Litigation and investigation costs	(70)	(116)
Net gains on sales, consolidation and deconsolidation of facilities	1	445
Impairment and restructuring charges, and acquisition-related costs	(226)	(85)
Depreciation and amortization	(841)	(855)
Loss from divested and closed businesses	—	(1)
Adjusted EBITDA	$3,469	$3,483

Net operating revenues	$19,174	$19,485

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.1%	4.7%

Adjusted EBITDA as a % of net operating revenues (Adjusted EBITDA margin)	18.1%	17.9%
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020
A discussion of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in our Annual Report on Form 10‑K for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
Scheduled Contractual Obligations
Our obligations to make future cash payments under contracts are summarized in the table below, all as of December 31, 2022. Other than the repayment of long-term debt, we expect to use net cash generated from operating activities, cash on hand or borrowings under our Credit Agreement to satisfy the below obligations. Long‑term debt maturities may be refinanced or repaid using net cash generated from operating activities or from the proceeds from sales of facilities.

	Total	Years Ended December 31,					Later Years
		2023	2024	2025	2026	2027
	(In Millions)
Long-term debt(1)	$19,318	$835	$2,179	$768	$2,807	$3,584	$9,145
Finance lease obligations(1)	325	110	80	39	14	7	75
Long-term non-cancelable operating leases	1,523	254	229	198	163	139	540
Academic teaching services	320	64	64	64	64	64	—
Defined benefit plan obligations	468	23	23	23	23	23	353
Information technology contract services	332	203	119	2	2	2	4
Purchase orders	369	369	—	—	—	—	—
Total	$22,655	$1,858	$2,694	$1,094	$3,073	$3,819	$10,117

(1)	Amounts include both principal and interest.
Long-term Debt—Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.500 billion, subject to borrowing availability, with a $200 million subfacility for standby letters of credit. In March 2022, we amended our Credit Agreement to, among other things, (1) decrease the aggregate revolving credit commitments from the previous maximum of $1.900 billion to $1.500 billion, (2) extend the Credit Agreement’s maturity date to March 2027 and (3) replace the London Interbank Offered Rate (“LIBOR”) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate. At December 31, 2022, we had no cash borrowings outstanding under the Credit Agreement and less than $1 million of standby letters of credit outstanding.
At December 31, 2022, we had outstanding senior unsecured and senior secured notes (“Senior Notes”) with an aggregate principal balance of $14.757 billion. The Senior Notes generally require semi‑annual interest payments and have maturity dates ranging from 2024 through 2031. Any outstanding principal and accrued but unpaid interest is due upon maturity.
We consummated the following transactions affecting our Senior Notes in the year ended December 31, 2022:
•During the three months ended December 31, 2022, we paid $13 million from cash on hand to repurchase $14 million of the aggregate principal amount then outstanding of our July 2024 Senior Secured First Lien Notes in advance of their maturity date through multiple open‑market transactions.
•Also during the three months ended December 31, 2022, we paid $11 million from cash on hand to repurchase $11 million of the aggregate principal amount then outstanding of our September 2024 Senior Secured First Lien Notes in advance of their maturity date through multiple open‑market transactions.
•In June 2022, we issued $2.000 billion aggregate principal amount of our 2030 Senior Secured First Lien Notes. We pay interest on these notes semi‑annually in arrears on June 15 and December 15 of each year, which payments commended on December 15, 2022. As further discussed below, we used a substantial portion of the issuance proceeds from the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the redemption of our 2023 Senior Unsecured Notes.
•Through a series of open‑market transactions during the six months ended June 30, 2022, we repurchased $124 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes using cash on hand. Following the issuance of our 2030 Senior Secured First Lien Notes in June 2022, we used a substantial portion of the proceeds to redeem the then‑remaining $1.748 billion aggregate principal outstanding of the 2023 Senior Unsecured Notes in advance of their maturity date. In total, we paid $1.933 billion during the six months ended June 30, 2022 to retire our 2023 Senior Unsecured Notes in full and recorded aggregate losses from early extinguishment of debt of $71 million.

•In February 2022, we paid $730 million from cash on hand to redeem all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes in advance of their maturity date. In connection with the redemption, we recorded a loss from early extinguishment of debt of $38 million in the three months ended March 31, 2022.
At December 31, 2022, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.1x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of this report.
Interest payments, net of capitalized interest, were $848 million, $937 million and $962 million in the years ended December 31, 2022, 2021 and 2020, respectively. For the year ending December 31, 2023, we expect annual interest payments to be approximately $835 million to $845 million.
Future maturities of our long-term debt obligations are summarized in the table above. See Note 8 to the accompanying Consolidated Financial Statements for additional information about our long‑term debt obligations.
Lease Obligations—We have operating lease agreements primarily for real estate, including off‑campus outpatient facilities, medical office buildings, and corporate and other administrative offices, as well as for medical office equipment. Our finance leases are primarily for medical equipment and information technology and telecommunications assets. As of December 31, 2022, we had fixed payment obligations of $1.517 billion under non‑cancellable lease agreements. Future payments due in connection with our operating and finance leases, including imputed interest, are summarized in the table above. Additional information about our lease commitments is provided in Note 7 to the accompanying Consolidated Financial Statements.
Academic Teaching Services—We enter into contracts for academic teaching services with university and physician groups to support graduate medical education. These agreements contain various rights and termination provisions.
Defined Benefit Plan Obligations—We maintain three frozen, non‑qualified defined benefit plans that provide supplemental retirement benefits to certain of our current and former executives. These plans are unfunded, and plan obligations are paid from our working capital. We also maintain a frozen, qualified defined benefit plan that benefits certain of our current and former employees in Detroit. See Note 10 to the accompanying Consolidated Financial Statements for additional information about our defined benefit plans.
Information Technology Contracts—We enter into various non‑cancellable contracts for information technology services and licenses as a normal part of our business. These contracts generally relate to information technology infrastructure support and services, software licenses for certain operational and administrative systems, and cybersecurity‑related software and services.
Purchase Orders—We had outstanding short‑term purchase commitments of $369 million at December 31, 2022, which we expect to pay within 12 months.
Other Contractual Obligations
Asset Retirement Obligations—Asset retirement obligations represent the estimated costs to perform environmental remediation work, which we are legally obligated to complete, at certain of our facilities upon their retirement. This work could include asbestos abatement, the removal of underground storage tanks and other similar activities. At December 31, 2022, the undiscounted aggregate future estimated payments related to these obligations was $184 million. We are unable to predict the timing of these payments due to the uncertainty and long timeframes inherent in these obligations.
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
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. Drawings under any letter of credit issued under the LC Facility accrue interest if not reimbursed within three business days. At December 31, 2022, we had $116 million of standby letters of credit outstanding under the LC Facility. The timing of reimbursement payments is uncertain, as we cannot foresee when, or if, a standby letter of credit will be drawn upon.
Guarantees—Our guarantees include minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, as well as operating lease guarantees. At December 31, 2022, the maximum potential amount of future payments under these guarantees was $266 million, of which $168 million were recorded in the accompanying Consolidated Balance Sheet at December 31, 2022. The timing and amount of future payments under these guarantees is uncertain.
Professional and General Liability Obligations—At December 31, 2022, the current and long‑term professional and general liability reserves included in our Consolidated Balance Sheet were $255 million and $790 million, respectively, and the current and long‑term workers’ compensation reserves included in our Consolidated Balance Sheet were $45 million and $93 million, respectively. The timing of professional and general liability payments is uncertain as such payments depend on several factors, including the nature of claims and when they are received.
Baylor Put/Call Agreement—As further discussed in Note 18 to the accompanying Consolidated Financial Statements, we had a put/call agreement (the “Baylor Put/Call Agreement”) with respect to the 5% ownership interest Baylor held in USPI until June 30, 2022. The Baylor Put/Call Agreement gave Baylor the option to annually put up to one-third of its total shares in USPI (the “Baylor Shares”) over a period of three years beginning in 2021. We had the right to call the difference between the number of shares Baylor put each year and the maximum number of shares it could have put.
In each of 2021 and 2022, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares for that year (66.6% in total). In June 2022, we entered into an agreement with Baylor (the “Share Purchase Agreement”) to complete the purchase of the Baylor Shares we called in 2021 and 2022 and to accelerate the acquisition of the remaining Baylor Shares eligible to be put/called in 2023. Under the terms of the Share Purchase Agreement, we agreed to pay Baylor $406 million to buy its entire 5% voting interest in USPI. We paid $11 million upon execution of the Share Purchase Agreement and are obligated to make additional non-interest bearing monthly payments of approximately $11 million, which payments commenced in August 2022. At December 31, 2022, we had liabilities of $135 million recorded in other current liabilities and $190 million in other long-term liabilities in the accompanying Consolidated Balance Sheet for the purchase of these shares.
Investment in the SCD Centers—USPI continues to make offers in an ongoing process to acquire a portion of the equity interests in certain of the ASCs acquired from SCD in December 2021 from the physician owners for consideration of up to approximately $250 million. During the year ended December 31, 2022, we made aggregate payments of $58 million to acquire controlling interests in 18 of these ASCs. We cannot reasonably predict how many additional physician owners will accept our offers to acquire a portion of their equity, nor the timing or amount of any remaining payments.
SCD Development Agreement—In December 2021, USPI and SCD’s principals entered into a joint venture and development agreement under which USPI has the exclusive option to partner with affiliates of SCD on the future development of a minimum target of 50 de novo ASCs through December 2026. The timing and amount of payments related to the development of these facilities is currently unknown.
Other than the obligations described above, we had no off‑balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources at December 31, 2022.
Other Cash Requirements
Capital Expenditures—Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), surgical hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies (including robotics), design and construction of new facilities, and various other capital improvements. We continue to implement our portfolio diversification strategy into ambulatory surgery and have a baseline intention to invest $250 million annually in ambulatory business acquisitions and de novo facilities. Capital expenditures were $762 million, $658 million and $540 million in the years ended December 31, 2022, 2021 and 2020, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2023 will total approximately $625 million to $675 million, including $196 million that was accrued as a liability at December 31, 2022.
We completed the construction of and opened PMC Fort Mill to patients during the year ended December 31, 2022. This 100‑bed facility includes an emergency department, multi‑specialty operating rooms, an intensive care unit, and labor and delivery rooms. In addition, we broke ground in 2022 on a new healthcare campus in the Westover Hills area of San Antonio, Texas, which campus will include a hospital, ASC and medical office space. We expect construction of the Westover Hills facilities will cost approximately $230 million over the construction period.
By the beginning of 2030, all hospitals in California providing acute care services must meet standards that are intended to ensure that they remain intact and capable of continued operation following an earthquake. During 2022, we began planning for the nonstructural performance category (“NPC”) seismic requirements for our hospitals in California, which we expect to complete by the end of 2023 for review by the State. This analysis will clarify the NPC work required to be completed in future years to bring our hospitals in compliance with the building requirements by the 2030 deadline, and the results of the NPC planning will inform more detailed design and cost estimates after we receive State feedback. We will also determine any additional structural category performance (“SCP”) work, with required design and construction work in both categories coordinated. At this time, we are unable to reasonably estimate the amount of NPC and SCP work our hospitals will require or the potential cost to retrofit them. The additional NPC work required will not change the timing or general nature of our ongoing or currently planned NPC or SCP work on our buildings.
Income Taxes—Income tax payments, net of tax refunds, were $161 million and $92 million in the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $100 million pre‑tax, $40 million of which expires in 2024 to 2037 and $60 million of which has no expiration date, (2) charitable contribution carryforwards of approximately $45 million expiring in 2025 through 2027 and (3) state NOL carryforwards of approximately $3.106 billion expiring in 2023 through 2042 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $42 million.
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
Periodic examinations of our tax returns by the IRS or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2018 remain subject to audit by the IRS.
The Inflation Reduction Act of 2022 (the “Tax Act”) was enacted in August 2022. Among other things, the Tax Act implemented a corporate alternative minimum tax (“CAMT”) of 15% on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The provision pertaining to an excise tax on corporate stock repurchases imposes a nondeductible 1% excise tax on publicly traded corporations for the net value of certain stock that any such corporation repurchases. The value of the repurchases subject to the tax is reduced by the value of any stock the corporation issued during the tax year, including stock issued or provided to employees. The CAMT imposes a minimum tax on net income adjusted for certain items prescribed by the Tax Act. Both the CAMT and the excise tax provisions of the Tax Act are effective for tax years beginning after December 31, 2022. We are awaiting the publication of additional guidance related to the CAMT to fully assess its applicability and potential impact on our Consolidated Financial Statements.

SOURCES AND USES OF CASH
Our liquidity for the year ended December 31, 2022 was primarily derived from net cash provided by operating activities and cash on hand. During 2022, we also received $196 million of supplemental funds from federal and state grants provided under COVID-19 relief legislation. We had $858 million of cash and cash equivalents on hand at December 31, 2022 to fund our operations and capital expenditures, and our borrowing availability under our Credit Agreement was $1.500 billion based on our borrowing base calculation at December 31, 2022.
Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $1.083 billion in the year ended December 31, 2022 compared to $1.568 billion in the year ended December 31, 2021. Key factors contributing to the change between 2022 and 2021 include the following:
•$880 million of Medicare advances recouped or repaid in the year ended December 31, 2022 compared to $512 million during 2021;
•$196 million of cash received from pandemic-related grant programs in 2022 compared to $178 million received in 2021;
•Lower interest payments of $89 million in 2022;
•Higher income tax payments of $69 million in 2022;
•An increase of $61 million in payments for restructuring charges, acquisition‑related costs, and litigation costs and settlements in 2022; and
•The timing of other working capital items.
Net cash used in investing activities totaled $808 million for the year ended December 31, 2022 compared to $714 million for the year ended December 31, 2021. Proceeds from the sale of facilities and other assets were $1.038 billion lower during 2022 as compared to 2021, primarily due to the sale of the majority of our urgent care centers in April 2021 and the sale of the Miami Hospitals in August 2021, and capital expenditures were $104 million higher in 2022 as compared to 2021. These amounts were substantially offset by a decrease of $986 million in cash used to purchase businesses during 2022.
In addition to the proceeds from the sales noted above, investing activity during the year ended December 31, 2021 included purchases of businesses totaling $1.220 billion, primarily related to USPI’s acquisition activity. In addition, capital expenditures increased by $118 million and purchases of equity interests increased $64 million during 2021, as compared to the year ended December 31, 2020.
We used net cash of $1.781 billion and $936 million for financing activities during the years ended December 31, 2022 and 2021, respectively. Financing activity during the year ended December 31, 2022 included aggregate payments against our borrowings of $2.851 billion, the majority of which was used to retire $2.597 billion aggregate principal amount outstanding of our Senior Notes in advance of their maturity dates, and payments totaling $250 million under our stock repurchase program to reacquire nearly six million shares of our common stock. In addition, distributions to noncontrolling interest holders increased $137 million during 2022 as compared to 2021, partially due to distributions of the proceeds from the sale of several medical office buildings to minority interest holders totaling $61 million in 2022. The aforementioned payments were partially offset by the proceeds received from the issuance of our 2030 Senior Secured First Lien Notes during the year ended December 31, 2022. Financing activity during the year ended December 31, 2021 included proceeds from our issuance of $2.850 billion aggregate principal amount of Senior Notes. We used a portion of these proceeds, together with the proceeds from our sale of the Miami Hospitals and cash on hand, to redeem and retire $2.988 billion aggregate principal amount of our then-outstanding Senior Notes during 2021. Financing activity in 2021 also included the receipt of $37 million of grant funds by our Ambulatory Care segment’s unconsolidated affiliates and their repayment of $104 million of Medicare advances. Additionally, we paid total distributions to noncontrolling interest holders of $423 million during the year ended December 31, 2021.
We have several structured payables arrangements that are a part of our strategy to make our procurement processes more efficient and cost effective. At December 31, 2022, we were paying approximately 6,300 vendors under these programs, with an annual charge volume of approximately $1.3 billion. We do not expect these programs to result in any significant changes to our liquidity.

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
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At December 31, 2022, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. In April 2021, we amended the Credit Agreement to, among other things, extend the duration of previous amendments that raised the aggregate revolving credit commitments from $1.500 billion to $1.900 billion, subject to borrowing availability. In March 2022, we amended the revolving credit facility again to, among other things, (1) decrease the previous maximum aggregate revolving credit commitments from $1.900 billion to $1.500 billion, subject to borrowing availability, (2) extend the scheduled maturity date from September 2024 to March 2027 and (3) replace LIBOR with Term SOFR and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate. Obligations under the Credit Agreement are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first‑priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments.
At December 31, 2022, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. We were in compliance with all covenants and conditions in our Credit Agreement and, based on our eligible receivables, $1.500 billion was available for borrowing at December 31, 2022. See Note 8 to the accompanying Consolidated Financial Statements for additional information about our Credit Agreement.
Letter of Credit Facility—Our LC Facility provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $200 million and matures in September 2024. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal‑ranking basis with our senior secured first lien notes. At December 31, 2022, $116 million of standby letters of credit were outstanding, and we were in compliance with all covenants and conditions in our LC Facility.
Senior Secured Note Issuances and Debt Refinancing Transactions—A detailed discussion of our debt transactions during the year ended December 31, 2022 is provided in the Cash Requirements subsection above. In the aggregate, we recognized a net loss from the early extinguishment of debt of $109 million in the year ended December 31, 2022 related to our retirement of certain Senior Notes prior to their scheduled maturity dates. This loss was primarily related to the difference between the purchase prices and the par values of the notes we retired, as well as the write‑off of unamortized issuance costs associated with them.
LIQUIDITY
We continue to experience negative impacts of the pandemic on our business to varying degrees. Surges of COVID‑19 at various points throughout 2022 caused periodic spikes in COVID admissions at our hospitals and resulted in increased case cancellations in our Ambulatory Care segment. Throughout the pandemic, we have experienced significant price increases in medical supplies, particularly for personal protective equipment, and we have encountered supply-chain disruptions, including shortages and delays. In addition, our Ambulatory Care segment has been impacted by shipment delays in construction materials and capital equipment with respect to its de novo facility development efforts, which are a key part of our portfolio expansion strategy. The pandemic also exacerbated previously existing workforce shortages – and, thereby, competition for qualified candidates – as more employees chose to retire early, leave the workforce or take travel assignments. Over the past several years, we have had to rely on higher‑cost temporary and contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. We have been required, and we may in the future be required, to temporarily reduce overall operating capacity or suspend certain services at individual facilities due to staffing constraints and other COVID‑19‑related factors.
Broad economic factors resulting from the pandemic, including higher inflation, increased unemployment rates in certain areas where we operate and reduced consumer spending, have impacted, and are continuing to impact, our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services. Any increase in the amount of or deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

We have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and changes in our service mix and revenue mix. These actions included the sale and redemption of various senior unsecured notes and senior secured notes, which eliminated any significant debt maturities until July 2024 and will reduce our future annual cash interest expense payments. In addition, we have continued cost-efficiency measures, as well as necessary cost reductions, to substantially offset incremental costs, including temporary staffing and premium pay, as well as higher supply costs for PPE. We have also sought to compensate for the pandemic’s disruption of our patient volumes and service mix by growing our services for which demand has been more resilient, including our higher‑acuity service lines. While the length of time that will be required for our hospital patient volumes and mix to return to pre-pandemic levels is unknown, especially demand for lower‑acuity services, we believe demand for our higher‑acuity service lines will continue to grow over time. We believe our actions, together with government relief packages, supported our ability to provide essential patient services during the initial uncertainty caused by the pandemic and continue to do so.
From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.
Our cash on hand fluctuates day‑to‑day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future may cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement and anticipated future cash provided by our operating activities should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to current and former joint venture partners, including those related to our Share Purchase Agreement with Baylor, and other presently known operating needs.
Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual or regulatory commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section and the Risk Factors section in Part I of this report, including any costs associated with legal proceedings and government investigations.
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
We determine performance obligations based on the nature of the services we provide. We recognize revenues for performance obligations satisfied over time based on actual charges incurred in relation to total expected charges. We believe that this method provides a faithful depiction of the transfer of services over the term of performance obligations based on the inputs needed to satisfy the obligations. Generally, performance obligations satisfied over time relate to patients in our hospitals receiving inpatient acute care services. We measure performance obligations from admission to the point when there are no further services required for the patient, which is generally the time of discharge. We recognize revenues for performance obligations satisfied at a point in time, which generally relate to patients receiving outpatient services, when (1) services are provided, and (2) we do not believe the patient requires additional services.
We determine the transaction price based on gross charges for services provided, reduced by contractual adjustments recognized for third‑party payers, discounts provided to uninsured patients in accordance with our Compact, and estimated implicit price concessions related primarily to uninsured patients. We determine our estimates of contractual adjustments and discounts based on contractual agreements, our discount policies and historical experience. We determine our estimate of implicit price concessions based on our historical collection experience with these classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.
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
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2022, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $18 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the year ended December 31, 2022. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
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
We record implicit price concessions, primarily related to uninsured patients and patients with co‑pays, co‑insurance and deductibles. The implicit price concessions included in estimating the transaction price represent the difference between amounts billed to patients and the amounts we expect to collect based on our collection history with similar patients. Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co‑pays, co‑insurance and deductibles due from patients with insurance, at the time of service while complying with all federal and state statutes and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non‑emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at December 31, 2022, a 10% increase or decrease in our self‑pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in a favorable or unfavorable adjustment to patient accounts receivable of approximately $11 million.
ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS
We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. We maintain reserves, which are based on modeled estimates for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage. Our liability consists of estimates established based upon calculations using several factors, including the number of expected claims, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience and the timing of historical payments. We consider the number of expected claims and average cost per claim to be the most significant assumptions in estimating accruals for general and professional liabilities. Our liabilities are adjusted for new claims information in the period such information becomes known. Malpractice expense is recorded within other operating expenses in our consolidated statements of operations.
Our estimated reserves for professional and general liability claims will change significantly if future trends differ from projected trends. We believe it is reasonably likely for there to be a 500 basis point increase or decrease in our frequency or severity trend. Based on our reserves and other information at December 31, 2022, a 500 basis point increase in our frequency trend would increase the estimated reserves by $36 million, and a 500 basis point decrease in our frequency trend would decrease the estimated reserves by $27 million. A 500 basis point increase in our severity trend would increase the estimated reserves by $206 million, and a 500 basis point decrease in our severity trend would decrease the estimated reserves by $130 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.
The table below shows the case reserves and incurred but not reported and loss development reserves:

	December 31,
	2022	2021
Case reserves	$343	$387
Incurred but not reported and loss development reserves	702	658
Total reserves	$1,045	$1,045
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
Malpractice claims generally take up to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of reserves at December 31, 2022 and 2021 representing unsettled claims was approximately 95% and 98%, respectively.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2022	2021
Accrual for professional and general liability claims, beginning of the year	$1,045	$978
Less losses recoverable from re-insurance and excess insurance carriers	(38)	(50)
Expense related to(1):
Current year	173	200
Prior years	74	131
Total incurred loss and loss expense	247	331
Paid claims and expenses related to:
Current year	(7)	(13)
Prior years	(249)	(239)
Total paid claims and expenses	(256)	(252)
Plus losses recoverable from re-insurance and excess insurance carriers	47	38
Accrual for professional and general liability claims, end of year	$1,045	$1,045

(1)Total malpractice expense for continuing operations, including premiums for insured coverage and recoveries from third parties, was $276 million and $355 million in the years ended December 31, 2022 and 2021, respectively.
IMPAIRMENT OF LONG-LIVED ASSETS
We evaluate our long‑lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the asset group, we calculate the amount of an impairment charge only if the carrying value of the asset group exceeds the fair value. For purposes of impairment testing, all asset groups are evaluated at a level below that of the reporting unit, and their carrying values do not include any allocations of goodwill. The fair values of assets are estimated based on third‑party appraisals, established market values of comparable assets or internally developed estimates of future net cash flows expected to result from the use and ultimate disposition of those assets. The estimates of these future net cash flows are based on assumptions and projections we believe to be reasonable and supportable. Estimates require our subjective judgments and take into account assumptions about revenue and expense growth rates, operating margins and recoverable disposition values, based on industry and operating factors. These assumptions may vary by type of asset group and presume stable, improving or, in some cases, declining results, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.
We report long‑lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on third‑party appraisals, established market prices for comparable assets or internally developed estimates of future net cash flows.
Fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the following risks:
•future financial results, which can be impacted by volumes of insured patients and declines in commercial managed care patients, terms of managed care payer arrangements, our ability to collect amounts due from uninsured and managed care payers, loss of volumes as a result of competition, physician recruitment and retention, and our ability to manage costs such as labor costs, which can be adversely impacted by labor shortages, inflationary pressure on wages and union activity;
•changes in payments from governmental healthcare programs and in government regulations, such as reductions to Medicare and Medicaid payment rates resulting from government legislation or rule‑making or from budgetary challenges of states in which we operate;
•how the hospitals and ambulatory centers are operated in the future;
•the nature of the ultimate disposition of the assets; and
•macro-economic conditions such as inflation, GDP growth and unforeseen technological advancements.

During the year ended December 31, 2022, we recorded $94 million of impairment charges, of which $82 million related to the impairment of certain buildings and medical equipment located in one of our markets. Of the total impairment charges recognized for the year ended December 31, 2022, $86 million related to our Hospital Operations segment, $6 million related to our Ambulatory Care segment and $2 million related to our Conifer segment.
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
In our most recent impairment analysis as of December 31, 2022, we had two asset groups, including three and five hospitals and related operations, respectively, with carrying values of $219 million and $478 million, respectively, whose estimated undiscounted future cash flows exceeded their respective carrying value by approximately 129% and 134%, respectively. The individual estimated undiscounted future cash flows of these long‑lived asset groups may not be considered to be substantially in excess of cash flows necessary to recover the respective carrying value of their long-lived assets. Future adverse trends that necessitate changes in the estimates of the undiscounted future cash flows of either asset group could result in the estimated undiscounted future cash flows being less than the respective carrying value of the long‑lived assets, which would require a fair value assessment of the affected asset group, and if the fair value amount is less than the carrying value of the asset group’s long‑lived assets, material impairment charges could result.
IMPAIRMENT OF GOODWILL
Goodwill represents the excess of purchase price over the net estimated fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is determined to have an indefinite useful life and is not amortized, but is instead subject to impairment tests performed at least annually, or when events occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For goodwill, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Further testing is required only if we determine, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value. Otherwise, no further impairment testing is required. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, we reduce the carrying value, including any allocated goodwill, to fair value, with any impairment not to exceed the carrying amount of goodwill. Any impairment would be recognized as a charge to income from operations and a reduction in the carrying value of goodwill.
At December 31, 2022, our business included three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our reportable segments are reporting units used to perform our goodwill impairment analysis, and goodwill is accordingly assigned to these reporting segments. We completed our annual impairment tests for goodwill as of October 1, 2022.
The allocated goodwill balances related to our Hospital Operations, Ambulatory Care and Conifer segments were $2.806 billion, $6.712 billion and $605 million, respectively, at December 31, 2022. We performed a separate qualitative analysis for our reporting units and, in each case, concluded it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. Factors considered in these analyses included recent and estimated future operating trends derived from macro‑economic conditions, industry conditions and other factors specific to each reporting segment.
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
During the year ended December 31, 2022, the valuation allowance increased by $120 million, including an increase of $123 million due to limitations on the tax deductibility of interest expense, a decrease of $1 million due to the expiration or worthlessness of unutilized net operating loss carryovers, and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2022 was $177 million. During the year ended December 31, 2021, the valuation allowance increased by $2 million, including an increase of $2 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $2 million due to changes in the expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2021 was $57 million. Deferred tax assets relating to interest expense limitations under Internal Revenue Code Section 163(j) have a full valuation allowance because the interest expense carryovers are not expected to be utilized in the foreseeable future.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market‑sensitive financial instruments at December 31, 2022. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$145	$1,463	$77	$2,143	$3,012	$8,370	$15,210	$14,121
Average effective interest rates	5.2%	4.7%	6.0%	4.9%	5.7%	5.4%	5.3%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To Our Shareholders:
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2022. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.
In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2022.
Tenet’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2022, and that firm’s audit report on such Consolidated Financial Statements is also included herein.
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

/s/ SAUMYA SUTARIA	/s/ DANIEL J. CANCELMI
Saumya Sutaria, M.D.	Daniel J. Cancelmi
Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 17, 2023	February 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Tenet Healthcare Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.
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
February 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Tenet Healthcare Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Management reports net patient service revenues and accounts receivable at the amounts that reflect the consideration to which they expect to be entitled for providing patient care. As of and for the year ended December 31, 2022, the balances for net operating revenues, of which approximately 93% is net patient service revenues, and accounts receivable were $19.174 billion and $2.943 billion, respectively. The transaction price is based on gross charges for services provided, reduced by contractual adjustments recognized for third-party payers, discounts provided to uninsured patients in accordance with the Company’s Compact with Uninsured Patients, and estimated implicit price concessions related primarily to uninsured patients. The implicit price concessions are estimates developed by management based on their historical collection experience with these classes of patients using a portfolio approach.

Given the judgments necessary to estimate the implicit price concessions to determine the amount of net patient service revenues recognized and the value of accounts receivable as a result of inherent subjectivity in collection trends from changes in the economy, patient volumes, amounts to be paid by patients with insurance and other factors, auditing such estimates involved especially subjective judgments.
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
•We evaluated the methods and assumptions used by management to estimate the implicit price concessions by:
–Testing the underlying data that served as the basis for the implicit price concession rates developed by management, including the historical collections data within the classes of patients, to evaluate whether the inputs to management’s estimate were reasonable.
–Comparing management’s prior-year expectation to actual amounts recorded during the current year.
•We developed an independent estimate using historical collection data for each class of patients. We then compared the result to the implicit price concession estimate developed by management to evaluate the reasonableness of accounts receivable and revenues.
Professional and General Liability Reserves- Refer to Notes 1 and 16 to the financial statements
Critical Audit Matter Description
Management records an accrual for the portion of their professional and general liability risks, including incurred but not reported claims, for which they are self-insured and that are probable and can be reasonably estimated. As of December 31, 2022, the accrual for professional and general liability reserves was $1.045 billion. This accrual is estimated based on internal and third-party modeled estimates of projected payments using case-specific facts and circumstances and the Company’s historical claim loss reporting, claim development and settlement patterns, reported and closed claim counts, and a variety of hospital census information.
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
•We evaluated the data used by management to estimate the professional and general liability reserves by:
–Testing the underlying data that served as the basis for the internal and third-party actuarial analyses, including historical claims, to evaluate that the inputs to the actuarial estimates were reasonable.
–Comparing management’s prior-year recorded balance to actual losses incurred during the current year.
•With the assistance of our internal actuarial specialists, we developed an independent range of estimates of the professional and general liability reserves, using loss data, historical and industry claim development factors, among other factors, to derive a range of projections of ultimate losses, and compared our estimates to management’s estimates.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 17, 2023
We have served as the Company's auditor since 2007.

CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$858	$2,364
Accounts receivable	2,943	2,770
Inventories of supplies, at cost	405	384
Other current assets	1,775	1,557
Total current assets	5,981	7,075
Investments and other assets	3,147	3,254
Deferred income taxes	19	65
Property and equipment, at cost, less accumulated depreciation and amortization ($6,201 at December 31, 2022 and $5,960 at December 31, 2021)	6,462	6,427
Goodwill	10,123	9,261
Other intangible assets, at cost, less accumulated amortization ($1,428 at December 31, 2022 and $1,374 at December 31, 2021)	1,424	1,497
Total assets	$27,156	$27,579
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$145	$135
Accounts payable	1,504	1,300
Accrued compensation and benefits	778	896
Professional and general liability reserves	255	254
Accrued interest payable	213	203
Contract liabilities	110	959
Other current liabilities	1,471	1,362
Total current liabilities	4,476	5,109
Long-term debt, net of current portion	14,934	15,511
Professional and general liability reserves	790	791
Defined benefit plan obligations	331	421
Deferred income taxes	217	36
Contract liabilities – long-term	13	15
Other long-term liabilities	1,787	1,439
Total liabilities	22,548	23,322
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,149	2,203
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 156,462,456 shares issued at December 31, 2022 and 155,520,691 shares issued at December 31, 2021	8	8
Additional paid-in capital	4,778	4,877
Accumulated other comprehensive loss	(181)	(233)
Accumulated deficit	(803)	(1,214)
Common stock in treasury, at cost, 54,215,871 shares at December 31, 2022 and 48,331,649 shares at December 31, 2021	(2,660)	(2,410)
Total shareholders’ equity	1,142	1,028
Noncontrolling interests	1,317	1,026
Total equity	2,459	2,054
Total liabilities and equity	$27,156	$27,579
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2022	2021	2020
Net operating revenues	$19,174	$19,485	$17,640
Grant income	194	191	882
Equity in earnings of unconsolidated affiliates	216	218	169
Operating expenses:
Salaries, wages and benefits	8,844	8,878	8,418
Supplies	3,273	3,328	2,982
Other operating expenses, net	3,998	4,206	4,125
Depreciation and amortization	841	855	857
Impairment and restructuring charges, and acquisition-related costs	226	85	290
Litigation and investigation costs	70	116	44
Net gains on sales, consolidation and deconsolidation of facilities	(1)	(445)	(14)
Operating income	2,333	2,871	1,989
Interest expense	(890)	(923)	(1,003)
Other non-operating income, net	10	14	1
Loss from early extinguishment of debt	(109)	(74)	(316)
Income from continuing operations, before income taxes	1,344	1,888	671
Income tax benefit (expense)	(344)	(411)	97
Income from continuing operations, before discontinued operations	1,000	1,477	768
Discontinued operations:
Income (loss) from operations	1	(1)	—
Income (loss) from discontinued operations	1	(1)	—
Net income	1,001	1,476	768
Less: Net income available to noncontrolling interests	590	562	369
Net income available to Tenet Healthcare Corporation common shareholders	$411	$914	$399
Amounts available to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$410	$915	$399
Income (loss) from discontinued operations, net of tax	1	(1)	—
Net income available to Tenet Healthcare Corporation common shareholders	$411	$914	$399
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$3.83	$8.56	$3.80
Discontinued operations	0.01	(0.01)	—
	$3.84	$8.55	$3.80
Diluted
Continuing operations	$3.78	$8.43	$3.75
Discontinued operations	0.01	(0.01)	—
	$3.79	$8.42	$3.75
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	106,929	106,833	105,010
Diluted	110,516	108,571	106,263
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Dollars in Millions

	Years Ended December 31,
	2022	2021	2020
Net income	$1,001	$1,476	$768
Other comprehensive income (loss):
Adjustments for defined benefit plans	63	50	(41)
Amortization of net actuarial loss included in other non-operating income, net	9	11	9
Unrealized gain (loss) on debt securities held as available-for-sale	(4)	—	1
Foreign currency translation adjustments and other	1	1	—
Other comprehensive income (loss) before income taxes	69	62	(31)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(17)	(14)	7
Total other comprehensive income (loss), net of tax	52	48	(24)
Comprehensive net income	1,053	1,524	744
Less: Comprehensive income to noncontrolling interests	590	562	369
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$463	$962	$375
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Dollars in Millions, Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2019	104,197	$7	$4,760	$(257)	$(2,513)	$(2,414)	$854	$437
Net income	—	—	—	—	399	—	183	582
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(152)	(152)
Other comprehensive loss	—	—	—	(24)	—	—	—	(24)
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests, net	—	—	27	—	—	—	24	51
Cumulative effect of accounting change	—	—	—	—	(14)	—	—	(14)
Stock-based compensation expense, tax benefit and issuance of common stock	1,873	—	61	—	—	—	—	61
Balances at December 31, 2020	106,070	7	4,844	(281)	(2,128)	(2,414)	909	937
Net income	—	—	—	—	914	—	226	1,140
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(206)	(206)
Other comprehensive income	—	—	—	48	—	—	—	48
Accretion of redeemable noncontrolling interests	—	—	(11)	—	—	—	—	(11)
Purchases of businesses and noncontrolling interests, net	—	—	—	—	—	—	97	97
Stock-based compensation expense, tax benefit and issuance of common stock	1,119	1	44	—	—	4	—	49
Balances at December 31, 2021	107,189	8	4,877	(233)	(1,214)	(2,410)	1,026	2,054
Net income	—	—	—	—	411	—	242	653
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Other comprehensive income	—	—	—	52	—	—	—	52
Accretion of redeemable noncontrolling interests	—	—	(104)	—	—	—	—	(104)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(34)	—	—	—	278	244
Repurchases of common stock	(5,889)	—	—	—	—	(250)	—	(250)
Stock-based compensation expense, tax benefit and issuance of common stock	947	—	39	—	—	—	—	39
Balances at December 31, 2022	102,247	$8	$4,778	$(181)	$(803)	$(2,660)	$1,317	$2,459
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Years Ended December 31,
	2022	2021	2020
Net income	$1,001	$1,476	$768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	841	855	857
Deferred income tax expense (benefit)	209	250	(128)
Stock-based compensation expense	56	56	44
Impairment and restructuring charges, and acquisition-related costs	226	85	290
Litigation and investigation costs	70	116	44
Net gains on sales, consolidation and deconsolidation of facilities	(1)	(445)	(14)
Loss from early extinguishment of debt	109	74	316
Equity in earnings of unconsolidated affiliates, net of distributions received	2	(10)	(37)
Amortization of debt discount and debt issuance costs	33	33	38
Pre-tax loss (income) from discontinued operations	(1)	1	—
Net gains from the sale of investments and long-lived assets	(117)	(23)	(25)
Other items, net	13	(10)	(4)
Changes in cash from operating assets and liabilities:
Accounts receivable	(140)	(197)	195
Inventories and other current assets	(64)	(52)	(145)
Income taxes	(26)	68	19
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(898)	(584)	1,302
Other long-term liabilities	(15)	28	221
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(214)	(153)	(333)
Net cash used in operating activities from discontinued operations, excluding income taxes	(1)	—	(1)
Net cash provided by operating activities	1,083	1,568	3,407
Cash flows from investing activities:
Purchases of property and equipment	(762)	(658)	(540)
Purchases of businesses or joint venture interests, net of cash acquired	(234)	(1,220)	(1,177)
Proceeds from sales of facilities and other assets	210	1,248	77
Proceeds from sales of marketable securities, long-term investments and other assets	76	31	59
Purchases of marketable securities and equity investments	(92)	(108)	(44)
Other items, net	(6)	(7)	17
Net cash used in investing activities	(808)	(714)	(1,608)
Cash flows from financing activities:
Repayments of borrowings under credit facility	—	—	(740)
Proceeds from borrowings under credit facility	—	—	740
Repayments of other borrowings	(2,851)	(3,221)	(3,293)
Proceeds from other borrowings	2,023	2,872	3,818
Repurchases of common stock	(250)	—	—
Debt issuance costs	(24)	(31)	(48)
Distributions paid to noncontrolling interests	(560)	(423)	(287)
Proceeds from sale of noncontrolling interests	27	25	14
Purchases of noncontrolling interests	(100)	(27)	(39)
Medicare advances and grants received by unconsolidated affiliates, net of recoupment	—	(67)	187
Other items, net	(46)	(64)	33
Net cash provided by (used in) financing activities	(1,781)	(936)	385
Net increase (decrease) in cash and cash equivalents	(1,506)	(82)	2,184
Cash and cash equivalents at beginning of period	2,364	2,446	262
Cash and cash equivalents at end of period	$858	$2,364	$2,446
Supplemental disclosures:
Interest paid, net of capitalized interest	$(848)	$(937)	$(962)
Income tax payments, net	$(161)	$(92)	$(12)
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our care delivery network includes our subsidiary USPI Holding Company, Inc. (“USPI”), which had indirect ownership interests in 442 ambulatory surgery centers and 24 surgical hospitals at December 31, 2022. We hold noncontrolling interests in 158 of these facilities, which are recorded using the equity method of accounting. We also operated 61 acute care and specialty hospitals, 109 other outpatient facilities, a network of employed physicians and a Global Business Center (“GBC”) in Manila, Philippines at December 31, 2022. In addition, we operate Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, through our Conifer Holdings, Inc. subsidiary (“Conifer”).
Effective June 30, 2022, we purchased all of the shares previously held by Baylor University Medical Center (“Baylor”) in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 18 for additional information about this transaction.
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
We adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), effective as of January 1, 2022 using the modified retrospective method. Among other amendments, ASU 2020-06 changed the accounting for diluted earnings‑per‑share for convertible instruments and contracts that may be settled in cash or stock. ASU 2020-06 eliminated an entity’s ability to rebut the presumption of share settlement for convertible instruments and contracts that can be partially or fully settled in cash at the issuer’s election. Additionally, ASU 2020-06 requires that the if‑converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. As a result of our adoption of ASU 2020-06, diluted weighted average shares outstanding increased by approximately three million shares and diluted earnings per share available to Tenet common shareholders decreased by $0.01 for the year ended December 31, 2022.
Effective January 1, 2020, we adopted ASU 2016‑13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016‑13”), using the modified retrospective transition approach as of the period of adoption. The amendments in this ASU required a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Upon adoption of ASU 2016‑13 on January 1, 2020, we recorded a cumulative effect adjustment to increase accumulated deficit by $14 million.
Certain prior-year amounts have been reclassified to conform to the current‑year presentation. Due to their increased significance, net gains from the sale of investments and long-lived assets are presented separately in the operating activities section of the accompanying Consolidated Statements of Cash Flows. In prior periods, this activity was included in other items, net within the operating activities section.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Although we believe all adjustments considered necessary for a fair presentation have been included, actual results may vary from those estimates. The financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from the amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.
COVID-19 Pandemic
The COVID‑19 pandemic has impacted all three segments of our business, as well as our patients, communities and employees, to varying degrees since March 2020. Throughout this time, federal, state and local authorities have undertaken several actions designed to assist healthcare providers in providing care to COVID‑19 and other patients and to mitigate the adverse economic impact of the pandemic. Among other things, federal legislation (collectively, the “COVID Acts”) authorized aggregate grant payments of $178 billion to be distributed through the Public Health and Social Services Emergency Fund (“PRF”) to healthcare providers who experienced lost revenues and increased expenses as a result of the COVID‑19 pandemic. The COVID Acts also revised the Medicare accelerated payment program (“MAPP”) and permitted employers to defer payroll Social Security tax payments in 2020. Our participation in these programs and the related accounting policies are summarized below.
Grant Income—As detailed in the table below, we received cash payments from the PRF and state and local grant programs during the years ended December 31, 2022, 2021 and 2020. Grant funds received by our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate are included in cash flows from operating activities in our consolidated statements of cash flows. Grant funds received by unconsolidated affiliates for which we provide cash management services (“Cash‑Managed Affiliates”) are included in cash flows from financing activities.

	Years Ended December 31,
	2022	2021	2020
Grant funds received from COVID-19 relief programs:
Included in cash flows from operating activities:
Hospital Operations	$193	$142	$824
Ambulatory Care	3	36	76
	$196	$178	$900

Included in cash flows from financing activities:
Cash‑Managed Affiliates	$—	$37	$74
To receive distributions, providers must agree to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed pandemic‑related costs as defined by the U.S. Department of Health and Human Services (“HHS”), and that the providers will not seek collection of out‑of‑pocket payments from a COVID‑19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in‑network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by the Secretary of HHS. PRF funds not utilized by the established deadlines, generally 12 to 18 months after receipt, will be recouped by HHS.
We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. The estimates we use to recognize grant income could change materially in the future based on our operating performance or fluctuations in the severity of COVID‑19 outbreaks at individual locations, as well as the government’s grant compliance guidance.

The table below summarizes grant income recognized by our Hospital Operations and Ambulatory Care segments, which is presented in grant income, and grant income recognized through our unconsolidated affiliates, which is presented in equity in earnings of unconsolidated affiliates, in each case in our consolidated statements of operations.

	Years Ended December 31,
	2022	2021	2020
Grant income recognized from COVID-19 relief programs:
Included in grant income:
Hospital Operations	$190	$142	$823
Ambulatory Care	4	49	59
	$194	$191	$882

Included in equity in earnings of unconsolidated affiliates:
Unconsolidated affiliates	$—	$14	$17
At December 31, 2022 and 2021, we had remaining deferred grant payment balances of $7 million and $5 million, respectively, which amounts were recorded in other current liabilities in the accompanying Consolidated Balance Sheets for those periods.
Medicare Accelerated Payment Program (MAPP)—In certain circumstances, when a healthcare facility is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the MAPP. The COVID Acts revised the MAPP to disburse payments to healthcare providers more quickly and to allow recipients to retain the advance payments for one year from the date of receipt before recoupment commenced through offsets of Medicare claims payments. Recipients were also permitted to repay the advance payments at any time. Our Hospital Operations and Ambulatory Care segments both received advance payments from the MAPP following its expansion under the COVID Acts in the year ended December 31, 2020; however, no additional advances were received during the years ended December 31, 2022 and 2021.
The table below summarizes MAPP advances received in prior periods that were repaid or recouped during the years ended December 31, 2022 and 2021. No advances were repaid or recouped during the year ended December 31, 2020. Advances to our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate were recouped through a reduction of their respective Medicare claims payments and, together with any repayments, are presented in cash flows from operating activities in our consolidated statements of cash flows. Advance payments to our Cash‑Managed Affiliates were recouped through a reduction of those affiliates’ Medicare claims payments and, together with any repayments, are presented in cash flows from financing activities.

	Years Ended December 31,
	2022	2021
MAPP advances repaid or recouped:
Included in cash flows from operating activities:
Hospital Operations	$876	$457
Ambulatory Care	4	55
	$880	$512

Included in cash flows from financing activities:
Cash‑Managed Affiliates	$—	$104
During the year ended December 31, 2022, all of the remaining MAPP advances we received were fully repaid or recouped, which resulted in no outstanding liability at December 31, 2022. In the accompanying Consolidated Balance Sheets, advances totaling $880 million were included in contract liabilities at December 31, 2021.
Deferral of Employment Tax Payments—The COVID Acts permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Deferred tax amounts were required to be paid in equal amounts over two years beginning in December 2021. We made a payment of $128 million in December 2021 and remitted the second and final payment of $128 million in December 2022, which resulted in no outstanding liability at December 31, 2022. At December 31, 2021, deferred Social Security tax payments totaling $128 million were included in accrued compensation and benefits in the accompanying Consolidated Balance Sheets.

Translation of Foreign Currencies
We formed our GBC in the Philippines during the year ended December 31, 2019. The GBC’s accounts are measured in its local currency (the Philippine peso) and then translated into U.S. dollars. All assets and liabilities denominated in foreign currency are translated using the current rate of exchange at the balance sheet date. Results of operations denominated in foreign currency are translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates are accumulated in shareholders’ equity.
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
We determine performance obligations based on the nature of the services we provide. We recognize revenues for performance obligations satisfied over time based on actual charges incurred in relation to total expected charges. We believe that this method provides a faithful depiction of the transfer of services over the term of performance obligations based on the inputs needed to satisfy the obligations. Generally, performance obligations satisfied over time relate to patients in our hospitals receiving inpatient acute care services. We measure performance obligations from admission to the point when there are no further services required for the patient, which is generally the time of discharge. We recognize revenues for performance obligations satisfied at a point in time, which generally relate to patients receiving outpatient services, when (1) services are provided, and (2) we do not believe the patient requires additional services.
Because our patient service performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in FASB Accounting Standards Codification (“ASC”) 606‑10‑50‑14(a) and, therefore, we are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations referred to above are primarily related to inpatient acute care services at the end of the reporting period. The performance obligations for these contracts are generally completed when the patients are discharged, which generally occurs within days or weeks of the end of the reporting period.
We determine the transaction price based on gross charges for services provided, reduced by contractual adjustments recognized for third‑party payers, discounts provided to uninsured patients in accordance with our Compact, and estimated implicit price concessions related primarily to uninsured patients. We determine our estimates of contractual adjustments and discounts based on contractual agreements, our discount policies and historical experience. We determine our estimate of implicit price concessions based on our historical collection experience with these classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.
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
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the years ended December 31, 2022, 2021 or 2020. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
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
We record implicit price concessions, primarily related to uninsured patients and patients with co‑pays, co‑insurance and deductibles. The implicit price concessions included in estimating the transaction price represent the difference between amounts billed to patients and the amounts we expect to collect based on our collection history with similar patients. Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co‑pays, co‑insurance and deductibles due from patients with insurance, at the time of service while complying with all federal and state statutes and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non‑emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.
We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per‑diem amount for services received, subject to a cap. Except for the per‑diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Patient advocates from our Eligibility and Enrollment Services program screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs.
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

Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $858 million and $2.364 billion at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, our book overdrafts were $266 million and $226 million, respectively, which were classified as accounts payable. At December 31, 2022 and 2021, $140 million and $188 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
At December 31, 2022, 2021 and 2020, we had $196 million, $95 million and $93 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $191 million, $88 million and $85 million, respectively, were included in accounts payable.
In June 2022, we acquired all of Baylor’s 5% voting ownership interest in USPI. We paid $11 million from cash on hand and recognized a liability of $377 million, the present value of the liability on the acquisition date, for the remainder of the purchase price. We recorded reductions in redeemable noncontrolling interest of $365 million for the carrying value of Baylor’s ownership interest and $23 million to additional paid-in capital for the difference between the carrying value and present value of the purchase price for the shares on the acquisition date. This has been reflected as noncash financing activity in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2022. Payments made subsequent to the transaction’s close are reflected as cash activity within the financing section of our consolidated statements of cash flows. See Note 18 for additional information about this transaction.
Investments in Debt and Equity Securities
We classify investments in debt securities as either available‑for‑sale, held‑to‑maturity or as part of a trading portfolio. Our policy is to classify investments in debt securities that may be needed for cash requirements as “available‑for‑sale.” At December 31, 2022, we had no significant investments in debt securities classified as either held‑to‑maturity or trading. We carry debt securities classified as available‑for‑sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss). We periodically evaluate available-for-sale securities in unrealized loss positions for credit impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be impaired as the result of a credit loss, we record a loss in our consolidated statements of operations.
We carry equity securities at fair value, and we report their unrealized gains and losses in other non-operating income, net, in our consolidated statements of operations. If the equity security does not have a readily determinable fair value, the carrying value of the security is adjusted only when there is a price change that is observable from a transaction of an identical or similar investment. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.
Investments in Unconsolidated Affiliates
We control 308 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment holds ownership interests in (158 of 466 at December 31, 2022), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations. In the years ended December 31, 2021 and 2020, equity in earnings of unconsolidated affiliates included $14 million and $17 million, respectively, from PRF grants recognized by our Ambulatory Care segment’s unconsolidated affiliates. No additional revenue was recognized from PRF grants by unconsolidated affiliates during the year ended December 31, 2022.

Summarized financial information for equity method investees is included in the following table. For investments acquired during the reported periods, amounts below include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	December 31,
	2022	2021	2020
Current assets	$1,142	$1,176	$1,309
Noncurrent assets	$1,356	$1,390	$1,262
Current liabilities	$(479)	$(495)	$(516)
Noncurrent liabilities	$(878)	$(855)	$(866)
Noncontrolling interests	$(644)	$(659)	$(621)

	Years Ended December 31,
	2022	2021	2020
Net operating revenues	$3,360	$3,030	$2,665
Net income	$805	$836	$702
Net income attributable to the investees	$453	$499	$437
Our equity method investment that contributed the most to our equity in earnings of unconsolidated affiliates during the years ended December 31, 2022, 2021 and 2020 was Texas Health Ventures Group, LLC (“THVG”), which is operated by USPI. THVG represented $89 million, $107 million and $85 million of total equity in earnings of unconsolidated affiliates of $216 million, $218 million and $169 million in the years ended December 31, 2022, 2021 and 2020, respectively.
Property and Equipment
Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight‑line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. Interest costs related to construction projects are capitalized. In the years ended December 31, 2022, 2021 and 2020, capitalized interest was $8 million, $4 million and $5 million, respectively.
We evaluate our long‑lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, we calculate the amount of an impairment charge only if the carrying value of the long‑lived assets exceeds their fair value. The fair value of the asset is estimated based on third‑party appraisals, established market values of comparable assets or internally developed estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. Estimates require our subjective judgments and take into account assumptions about revenue and expense growth rates, operating margins and recoverable disposition values, based on industry and operating factors. These assumptions may vary by type of asset and presume stable, improving or, in some cases, declining results, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.
We report long‑lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on third‑party appraisals, established market prices for comparable assets or internally developed estimates of future net cash flows.
Leases
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
Our operating leases are primarily for real estate, including off‑campus outpatient facilities, medical office buildings, and corporate and other administrative offices, as well as medical and office equipment. Our finance leases are primarily for medical equipment and information technology and telecommunications assets. Our real estate lease agreements typically have initial terms of five to 10 years, and our equipment lease agreements typically have initial terms of three years. We do not record leases with an initial term of 12 months or less (short‑term leases) in our consolidated balance sheets.
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
We have elected the practical expedient that allows lessees to choose to not separate lease and non‑lease components by class of underlying asset and are applying this expedient to all relevant asset classes. We have also elected the practical expedient package to not reassess at adoption (1) expired or existing contracts for whether they are or contain a lease, (2) the lease classification of any existing leases or (3) initial indirect costs for existing leases.
Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level when events occur that require an evaluation to be performed or at least annually. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on third‑party appraisals, established market prices for comparable assets or internally developed estimates of future net cash flows and presume stable, improving or, in some cases, declining results at our hospitals, depending on their circumstances.
Other intangible assets consist of capitalized software costs, which are amortized on a straight‑line basis over the estimated useful life of the software, which ranges from three to 15 years, costs of acquired management and other contract service rights, most of which have indefinite lives, and miscellaneous intangible assets.
Accruals for General and Professional Liability Risks
We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. We maintain reserves, which are based on modeled estimates for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage. Our liability consists of estimates established based upon calculations using several factors, including the number of expected claims, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience and the timing of historical payments. Our liabilities are adjusted for new claims information in the period such information becomes known. Malpractice expense is recorded within other operating expenses in our consolidated statements of operations.

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
Segment Reporting
We primarily operate acute care hospitals and related healthcare facilities. Our Hospital Operations segment generated 76%, 80% and 81% of our net operating revenues in the years ended December 31, 2022, 2021 and 2020, respectively. Major decisions, including capital resource allocations, are made at the consolidated level, not at the market or hospital level. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.
Costs Associated with Exit or Disposal Activities
We recognize costs associated with exit (including restructuring) or disposal activities when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.
NOTE 2. EQUITY
Noncontrolling Interests
Our noncontrolling interests balances at December 31, 2022 and 2021 in the accompanying Consolidated Statements of Changes in Equity were comprised of $132 million and $128 million, respectively, from our Hospital Operations segment, and $1.185 billion and $898 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the years ended December 31, 2022, 2021 and 2020 were comprised of $21 million, $21 million and $14 million, respectively, from our Hospital Operations segment, and $221 million, $205 million and $169 million, respectively, from our Ambulatory Care segment.
Share Repurchase Program
On October 22, 2022, we announced that our board of directors had authorized the repurchase of up to $1 billion of our common stock through a share repurchase program that expires on December 31, 2024. Under the program, shares can be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors.
The table below summarizes transactions completed under the repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
Inception through October 31, 2022	1,800	$41.81	1,800	$925
November 1 through November 30, 2022	4,089	$42.74	4,089	$750
December 1 through December 31, 2022	—	$—	—	$750
Inception through December 31, 2022	5,889	$42.45	5,889
NOTE 3. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are shown in the table below:

	December 31,
	2022	2021
Patient accounts receivable	$2,746	$2,600
Estimated future recoveries	149	137
Net cost reports and settlements receivable and valuation allowances	48	33
Accounts receivable, net	$2,943	$2,770
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
We participate in various provider fee programs, which help reduce the amount of uncompensated care from indigent patients and those covered by Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Consolidated Balance Sheets related to California’s provider fee program:

	December 31,
	2022	2021
Assets:
Other current assets	$367	$370
Investments and other assets	$197	$213

Liabilities:
Other current liabilities	$145	$123
Other long-term liabilities	$63	$60

The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Years Ended December 31,
	2022	2021	2020
Estimated costs for:
Uninsured patients	$537	$650	$617
Charity care patients	83	97	147
	$620	$747	$764
NOTE 4. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Consolidated Balance Sheets at December 31, 2022 or 2021. Approximately 88% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.
As discussed in Note 1, our Hospital Operations segment received advance payments from the MAPP following its expansion under the COVID Acts in 2020; however, no additional advances were received during the years ended December 31, 2022 or 2021. All remaining MAPP advances received by our Hospital Operations segment were either repaid or recouped during 2022 and 2021, which resulted in no outstanding liability at December 31, 2022. The remaining advance payments at December 31, 2021 were recorded as contract liabilities in the accompanying Consolidated Balance Sheets.
The opening and closing balances of contract assets and contract liabilities, as well as their classification in our consolidated balance sheets, for our Hospital Operations segment were as follows:

	Contract Assets	Contract Liabilities – Current Advances from Medicare	Contract Liabilities – Long-Term Advances from Medicare
December 31, 2021	$181	$876	$—
December 31, 2022	185	—	—
Increase (decrease)	$4	$(876)	$—

December 31, 2020	$208	$510	$819
December 31, 2021	181	876	—
Increase (decrease)	$(27)	$366	$(819)
Ambulatory Care Segment
Our Ambulatory Care segment also received advance payments from the MAPP following its expansion in 2020; however, no additional advances were received during the years ended December 31, 2022 or 2021. All remaining MAPP advances received by our Ambulatory Care segment were either repaid or recouped during 2022 and 2021, which resulted in no outstanding liability at December 31, 2022. The remaining advance payments at December 31, 2021 were recorded as contract liabilities in the accompanying Consolidated Balance Sheets.
The opening and closing balances of contract liabilities for our Ambulatory Care segment were as follows:

	Contract Liabilities – Current Advances from Medicare	Contract Liabilities – Long-Term Advances from Medicare
December 31, 2021	$4	$—
December 31, 2022	—	—
Decrease	$(4)	$—

December 31, 2020	$93	$83
December 31, 2021	4	—
Decrease	$(89)	$(83)

Conifer Segment
The opening and closing balances of Conifer’s receivables, contract asset, and current and long‑term contract liabilities were as follows:

	Receivables	Contract Asset – Unbilled Revenue	Contract Liability – Current Deferred Revenue	Contract Liability – Long-Term Deferred Revenue
December 31, 2021	$28	$18	$79	$15
December 31, 2022	37	15	110	13
Increase (decrease)	$9	$(3)	$31	$(2)

December 31, 2020	$56	$20	$56	$16
December 31, 2021	28	18	79	15
Increase (decrease)	$(28)	$(2)	$23	$(1)
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
In both of the years ended December 31, 2022 and 2021, Conifer recognized $56 million of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the service period.
Contract Costs
We recognized amortization expense related to deferred contract setup costs of $4 million in each of the years ended December 31, 2022, 2021 and 2020. At December 31, 2022 and 2021, the unamortized customer contract costs were $24 million and $23 million, respectively, and were presented as part of investments and other assets in the accompanying Consolidated Balance Sheets.
NOTE 5. ASSETS AND LIABILITIES HELD FOR SALE
We completed the sale of five Miami‑area hospitals and certain related operations (the “Miami Hospitals”) held by our Hospital Operations segment in August 2021, resulting in our recognition of a pre‑tax gain on sale of $406 million in the year ended December 31, 2021.
In the three months ended June 30, 2021, we completed the sale of the majority of our urgent care centers operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments, and we also completed the separate sale of a Philadelphia‑area building held by our Hospital Operations segment. We recorded a gain related to the sale of the urgent care centers of $14 million and a gain of $2 million related to the sale of the building in Philadelphia in 2021.
Gains related to the sales described above were included in net gains on sales, consolidation and deconsolidation of facilities in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021. No impairment charge was incurred during the years ended December 31, 2022, 2021 or 2020 related to planned divestitures.
The following table presents amounts included in income from continuing operations, before income taxes, related to significant components of our business that were recently disposed of:

	Years Ended December 31,
	2022	2021	2020
Miami Hospitals (includes a $406 million gain on sale in 2021)	$10	$455	$67

NOTE 6. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS
We recognized impairment charges on long‑lived assets in 2022, 2021 and 2020 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from third‑party appraisals, established market values of comparable assets, or internally developed estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the facilities, how the facilities are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of facility assets in the future to a marketplace participant is other than as a medical facility. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a medical facility. The impairment recognized does not include the costs of closing the facilities or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the facilities, should we choose to sell them, could be significantly less than their impaired value.
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
At December 31, 2022, our continuing operations consisted of three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis. We completed our annual impairment tests for goodwill as of October 1, 2022.
We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost‑effective structure, such as the establishment of support operations at our GBC. Certain restructuring and acquisition‑related costs are based on estimates. Changes in estimates are recognized as they occur.
Year Ended December 31, 2022
During the year ended December 31, 2022, we recorded impairment and restructuring charges and acquisition‑related costs of $226 million, consisting of $118 million of restructuring charges, $94 million of impairment charges and $14 million of acquisition‑related costs. Impairment charges included $82 million for the write‑down of certain buildings and medical equipment located in one of our markets to their estimated fair values, which assets are part of our Hospital Operations segment. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long‑lived assets was not recoverable from their estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included decreased revenues and lower patient volumes due to the pandemic and competition, as well as higher labor costs as a result of the pandemic. As a result, we updated the estimate of the fair value of the hospitals’ long‑lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long‑lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of the hospitals’ assets held and used for which impairment charges were recorded was $167 million at December 31, 2022. Impairment charges for the year ended December 31, 2022 were comprised of $86 million from our Hospital Operations segment, $6 million from our Ambulatory Care segment and $2 million from our Conifer segment.
Restructuring charges consisted of $27 million of employee severance costs, $16 million related to the transition of various administrative functions to our GBC, $32 million of contract and lease termination fees, and $43 million of other restructuring costs. Acquisition‑related costs consisted of $14 million of transaction costs.
Year Ended December 31, 2021
During the year ended December 31, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $85 million, consisting of $57 million of restructuring charges, $8 million of impairment charges and $20 million of acquisition‑related costs. Restructuring charges consisted of $14 million of employee severance costs, $19 million related to the transition of various administrative functions to our GBC and $24 million of other restructuring costs. Our impairment charges for the year ended December 31, 2021, comprised of $5 million from our Ambulatory Care segment and $3 million from our Conifer segment, primarily consisted of charges to reduce the carrying value of certain management contract intangible assets held by our Ambulatory Care segment to their estimated fair value. Acquisition‑related costs consisted of $20 million of transaction costs.

Year Ended December 31, 2020
During the year ended December 31, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $290 million, consisting of $92 million of impairment charges, $184 million of restructuring charges and $14 million of acquisition‑related costs. Impairment charges included $76 million for the write‑down of hospital buildings to their estimated fair values, which assets are part of our Hospital Operations segment. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long‑lived assets was not recoverable from their estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long‑lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long‑lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of the hospitals’ assets held and used for which impairment charges were recorded was $483 million at December 31, 2020. We also recorded $16 million of other impairment charges. Restructuring charges consisted of $65 million of employee severance costs, $50 million related to the transitioning of various administrative functions to our GBC, $23 million of charges due to the termination of the USPI management equity plan, $14 million of contract and lease termination fees, and $32 million of other restructuring costs. Acquisition‑related costs consisted of $14 million of transaction costs. Our impairment charges for the year ended December 31, 2020 were comprised of $79 million from our Hospital Operations segment, $12 million from our Ambulatory Care segment and $1 million from our Conifer segment.
NOTE 7. LEASES
The following table presents the components of our right‑of‑use assets and liabilities related to leases and their classification in our Consolidated Balance Sheets at:

		December 31,
Component of Lease Balances	Classification in Consolidated Balance Sheet	2022	2021
Assets:
Operating lease assets	Investments and other assets	$1,129	$1,002
Finance lease assets	Property and equipment, at cost, less accumulated depreciation and amortization	303	333
Total leased assets		$1,432	$1,335

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$207	$201
Long-term	Other long-term liabilities	1,046	924
Total operating lease liabilities		1,253	1,125
Finance lease liabilities:
Current	Current portion of long-term debt	99	106
Long-term	Long-term debt, net of current portion	165	176
Total finance lease liabilities		264	282
Total lease liabilities		$1,517	$1,407
The following table presents the components of our lease expense and their classification in our Consolidated Statements of Operations:

Component of Lease Expense	Classification in Consolidated Statements of Operations	Years Ended December 31,
		2022	2021	2020
Operating lease expense	Other operating expenses, net	$262	$241	$247
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	58	71	86
Interest on lease liabilities	Interest expense	8	9	11
Total finance lease expense		66	80	97
Variable and short term-lease expense	Other operating expenses, net	150	171	156
Total lease expense		$478	$492	$500

The weighted‑average lease terms and discount rates for operating and finance leases are presented in the following table:

	Years Ended December 31,
	2022	2021	2020
Weighted-average remaining lease term (years):
Operating leases	8.0	7.5	7.9
Finance leases	5.5	5.7	5.7

Weighted-average discount rate:
Operating leases	4.8%	5.1%	5.5%
Finance leases	5.9%	5.4%	5.6%
Cash flow and other information related to leases is included in the following table:

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$250	$237	$239
Operating cash outflows from finance leases	$14	$12	$15
Financing cash outflows from finance leases	$118	$140	$154

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$341	$176	$304
Finance leases	$97	$136	$98
Future maturities of lease liabilities at December 31, 2022 are presented in the following table:

	Operating Leases	Finance Leases	Total
2023	$254	$110	$364
2024	229	80	309
2025	198	39	237
2026	163	14	177
2027	139	7	146
Later years	540	75	615
Total lease payments	1,523	325	1,848
Less: Imputed interest	270	61	331
Total lease obligations	1,253	264	1,517
Less: Current obligations	207	99	306
Long-term lease obligations	$1,046	$165	$1,211
During the three months ended March 31, 2022, we sold several medical office buildings held in our Hospital Operations segment for net cash proceeds of $147 million and concurrently entered into operating lease agreements to continue use of the facilities. We recognized a gain of $69 million from the sale of these buildings, included in other operating expenses, net in the accompanying Consolidated Statement of Operations, and we recognized right-of-use assets and operating lease obligations of $103 million, in each case in the three months ended March 31, 2022.

NOTE 8. LONG-TERM DEBT
The table below shows our long‑term debt included in the accompanying Consolidated Balance Sheets:

	December 31,
	2022	2021
Senior unsecured notes:
6.750% due 2023	$—	$1,872
6.125% due 2028	2,500	2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due July 2024	756	770
4.625% due September 2024	589	600
7.500% due 2025	—	700
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	—
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	453	443
Unamortized issue costs and note discounts	(131)	(151)
Long-term debt	15,079	15,646
Less: Current portion	145	135
Long-term debt, net of current portion	$14,934	$15,511
Senior Secured Notes and Senior Unsecured Notes
On September 10, 2021, we redeemed approximately $1.100 billion of the then‑outstanding $1.870 billion aggregate principal amount of our 4.625% senior secured first lien notes due July 2024 (“July 2024 Senior Secured First Lien Notes”) in advance of their maturity date. We paid $1.113 billion to redeem the notes, which was primarily funded with the proceeds from the sale of the Miami Hospitals in August 2021. During the three months ended December 31, 2022, we repurchased an additional $14 million of the aggregate remaining principal amount of our July 2024 Senior Secured First Lien Notes through multiple open‑market transactions. In total, we paid $13 million from cash on hand during the three‑month period to repurchase the notes. In connection with these transactions, we recorded aggregate gains from early extinguishment of debt of less than $1 million during the three months ended December 31, 2022, and a loss of $20 million in the three months ended September 30, 2021. The loss recognized in 2021 primarily related to the difference between the purchase price and the par value of the notes, as well as the write‑off of associated unamortized issuance costs.
During the three months ended December 31, 2022, we also repurchased $11 million of the then $600 million aggregate principal amount outstanding of our 4.625% senior secured first lien notes due September 2024 in advance of their maturity date. We made aggregate payments of $11 million from cash on hand through multiple open‑market transactions to repurchase these notes. In connection with these repurchases, we recognized aggregate gains of less than $1 million during the three months ended December 31, 2022.
On June 15, 2022, we issued $2.000 billion aggregate principal amount of 6.125% senior secured first lien notes, which will mature on June 15, 2030 (the “2030 Senior Secured First Lien Notes”). We pay interest on the 2030 Senior Secured First Lien Notes semi‑annually in arrears on June 15 and December 15 of each year, which payments commenced in December 2022. As further discussed below, we used a substantial portion of the issuance proceeds from the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the redemption of our 6.750% senior unsecured notes due 2023 (the “2023 Senior Unsecured Notes”).
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
On December 1, 2021, we issued $1.450 billion aggregate principal amount of 4.375% senior secured first lien notes, which will mature on January 15, 2030 (the “2030 Senior Secured First Lien Notes”). We will pay interest on the 2030 Senior Secured First Lien Notes semi‑annually in arrears on January 15 and July 15 of each year, which payments commended in July 2022. We used the net proceeds from the issuance of the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the acquisition of a group of ambulatory surgery centers in December 2021 and for general corporate purposes.
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
All of our senior secured notes are guaranteed by certain of our wholly owned domestic hospital company subsidiaries and secured by a pledge of the capital stock and other ownership interests of those subsidiaries on either a first lien or second lien basis, as indicated in the table above. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. All of our senior secured notes rank equally in right of payment with all of our other senior secured indebtedness. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our senior secured revolving credit facility (as amended to date, the “Credit Agreement”) to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non‑guarantor subsidiaries.
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
Credit Agreement
Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. We amended our Credit Agreement in April 2020 to increase our borrowing availability in response to the COVID-19 pandemic. This amendment, among other things, (1) increased the aggregate revolving credit commitments from the previous limit of $1.500 billion to $1.900 billion (the “Increased Commitments”), subject to borrowing availability, and (2) increased the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. In April 2021, we amended the Credit Agreement to, among other things, extend the availability of the Increased Commitments through April 2022 and reduce the interest rate margins. In March 2022, we further amended our Credit Agreement to, among other things, (1) decrease the aggregate revolving credit commitments from the previous Increased Commitments to aggregate revolving credit commitments not to exceed $1.500 billion, subject to borrowing availability, (2) extend the scheduled maturity date to March 16, 2027, and (3) replace the London Interbank Offered Rate (LIBOR) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate. At December 31, 2022, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing at December 31, 2022.
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
Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At December 31, 2022, we had $116 million of standby letters of credit outstanding under the LC Facility and were in compliance with all applicable covenants and conditions.
Covenants
Senior Secured Notes—The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease‑back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant that neither we nor any of our subsidiaries will incur secured debt, unless at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of senior secured notes outstanding and any outstanding borrowings under our Credit Agreement at such time) does not exceed the amount that would cause the secured debt ratio (as defined in the indentures) to exceed 4.00 to 1.00.
Senior Unsecured Notes—The indentures governing our senior unsecured notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on “principal properties” and (2) sale and lease‑back transactions with respect to principal properties. A principal property is defined in the senior unsecured notes indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined in such indentures. The above limitations do not apply, however, to (1) debt that is not secured by principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The senior unsecured notes indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.
Credit Agreement—Our Credit Agreement contains customary covenants for an asset‑backed facility, including a minimum fixed charge coverage ratio to be met if the designated excess availability under the revolving credit facility falls below $150 million, as well as limits on debt, asset sales and prepayments of certain other debt. The Credit Agreement also includes a provision, which we believe is customary in receivables‑backed credit facilities, that gives our lenders the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the Credit Agreement at any time that unused borrowing availability under the revolving credit facility is less than $150 million for three consecutive business days or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re‑borrow under the Credit Agreement to satisfy our operating cash requirements. Our ability to borrow under the Credit Agreement is subject to conditions that we believe are customary in revolving credit facilities, including that no events of default then exist.
Future Maturities
Future long‑term debt maturities, including finance lease obligations were as follows as of December 31, 2022:

		Years Ending December 31,					Later Years
	Total	2023	2024	2025	2026	2027
Long-term debt, including finance lease obligations	$15,210	$145	$1,463	$77	$2,143	$3,012	$8,370
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
At December 31, 2022, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $164 million. We had a total liability of $143 million recorded for these guarantees included in other current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2022.
At December 31, 2022, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $102 million. Of the total, $25 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in the accompanying Consolidated Balance Sheet at December 31, 2022.

NOTE 10. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
We have granted stock options and restricted stock units (“RSUs”) to certain of our employees and directors pursuant to our stock incentive plans. Stock options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. An RSU is a contractual right to receive one share of our common stock in the future, and the fair value of the RSU is based on our share price on the grant date. Typically, stock options and time‑based RSUs vest one‑third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. Shares underlying vested RSUs are generally distributed to participants (settled) immediately after the vesting date. In addition, grants of RSUs to our non‑employee directors as part of their annual compensation vest immediately and are settled on the third anniversary of the date of grant, while initial grants to directors vest immediately but settle upon separation from the board. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.
We also grant performance‑based RSUs that vest subject to the achievement of specified performance goals within a specified time frame. The performance‑based RSUs may contain provisions that increase or decrease the number of RSUs that ultimately vest, depending upon the level of achievement. For certain of our performance‑based awards, the number of options or RSUs that ultimately vest is also subject to adjustment based on the achievement of a market‑based condition. These adjustments generally range from 0% to 200% of the number of RSUs initially granted. The fair value of awards that contain a market‑based condition is estimated using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock paths, through the use of a Monte Carlo simulation, which paths are then analyzed to determine the fair value of the subject shares.
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
At December 31, 2022, assuming outstanding performance‑based stock options and RSUs for which performance has not yet been determined will achieve target performance, approximately 9.5 million shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including RSUs. The accompanying Consolidated Statements of Operations include pre-tax compensation costs related to our stock‑based compensation arrangements of $56 million for each of the years ended December 31, 2022 and 2021, respectively, and $44 million for the year ended December 31, 2020.
Stock Options
The following table summarizes stock option activity during the years ended December 31, 2022, 2021 and 2020:

	Number of Options	Wtd. Avg. Exercise Price Per Share	Aggregate Intrinsic Value	Wtd. Avg Remaining Life
			(In Millions)
Outstanding at December 31, 2019	1,960,992	$20.24
Exercised	(987,471)	$17.96
Forfeited/Expired	(60,990)	$23.28
Outstanding at December 31, 2020	912,531	$22.51
Exercised	(391,533)	$20.66
Outstanding at December 31, 2021	520,998	$23.90
Exercised	(60,051)	$28.26
Outstanding at December 31, 2022	460,947	$23.33	$12	5.1 years
No stock options were granted during the years ended December 31, 2022, 2021 or 2020. There were 60,051, 391,533 and 987,471 stock options exercised during the years ended December 31, 2022, 2021 and 2020, respectively. The stock options exercised in 2022 had an aggregate intrinsic value of approximately $4 million, and options exercised during 2021 and 2020 both had aggregate intrinsic values of approximately $15 million. All outstanding options were vested and exercisable at December 31, 2022.

The following table summarizes information about our outstanding stock options at December 31, 2022:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$18.99 to $20.609	293,796	4.6 years	$19.75
$20.61 to $35.430	167,151	6.0 years	$29.62
	460,947	5.1 years	$23.33
As of December 31, 2022, 42.3% of all our outstanding options were held by current employees and 57.7% were held by former employees. All of our outstanding options were in‑the‑money, that is, they had exercise price less than the $48.79 market price of our common stock on December 31, 2022.
Compensation costs related to our stock-based compensation arrangements for the years ended December 31, 2021 and 2020 included $1 million and $2 million, respectively, of expense related to our stock options. We did not recognize any expense related to our stock options during the year ended December 31, 2022.
Restricted Stock Units
The following table summarizes RSU activity during the years ended December 31, 2022, 2021 and 2020:

	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value Per Unit
Unvested at December 31, 2019	1,463,499	$25.08
Granted	1,767,730	$27.72
Vested	(825,727)	$25.66
Forfeited	(310,296)	$32.09
Unvested at December 31, 2020	2,095,206	$25.87
Granted	900,018	$58.61
Vested	(765,814)	$30.51
Forfeited	(58,208)	$37.60
Unvested at December 31, 2021	2,171,202	$40.51
Granted	641,205	$80.79
Vested	(1,187,384)	$37.18
Forfeited	(104,605)	$53.58
Unvested at December 31, 2022	1,520,418	$66.36
During the year ended December 31, 2022, we granted an aggregate of 641,205 RSUs. Of these, 237,381 will vest ratably over a three‑year period from the grant date, 53,716 RSUs that were scheduled to vest ratably over 11 quarterly periods, 9,215 will vest ratably over a four‑year period from the grant date, 4,608 will vest on the second anniversary of the grant date, and 6,170 will vest evenly on the third and fourth anniversaries of the grant date. We also granted 35,482 RSUs to our non‑employee directors for the 2022-2023 board service year, which units vested and will settle as described above. In November 2022, we granted 7,325 to a non-executive member of the board of directors for their service as chairman of the board through the end of 2023. Unlike our normal grants to board members, these RSUs will vest on December 31, 2023 if the grantee serves as chairman through that date.
In addition, we granted 287,308 performance‑based RSUs during the year ended December 31, 2022; the vesting of these RSUs is contingent on our achievement of specified performance goals for the years 2022 to 2024. Provided the goals are achieved, the performance‑based RSUs will vest on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 287,308 units granted, depending on our level of achievement with respect to the performance goals.
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
The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 297,600 RSUs which did not vest immediately, depending upon our level of achievement with respect to the performance goals. During the year ended December 31, 2021, we also granted 39,738 RSUs to our non‑employee directors. These consisted of 36,681 RSUs for the 2021‑2022 board service year, 1,372 for an initial grant to a new member of our board of directors and 1,685 for a pro‑rata annual grant to the same new member. While RSUs granted to our board of directors vest immediately, annual grants settle on the third anniversary of the grant date and initial grants settle upon separation from the board.
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
Included in the aforementioned aggregate numbers of time-based RSUs granted in 2022, 2021 and 2020 were 53,716, 189,215 and 359,713 RSUs, respectively, awarded to our former Executive Chairman. The RSUs granted in 2022 and 2020 were each scheduled to vest ratably over 11 quarterly periods, while the RSUs granted in 2021 were schedule to vest ratably over eight quarterly periods. Additionally, in the aforementioned aggregate number of performance-based RSUs granted in 2022 were 53,716 RSUs awarded to our former Executive Chairman. The unvested portion of these grants vested in October 2022 in accordance with the disability provisions of the stock incentive plan.
Compensation costs related to our stock-based compensation arrangements for the years ended December 31, 2022, 2021 and 2020 included $45 million, $42 million and $30 million of expense related to our RSUs, respectively. At December 31, 2022, there were $33 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.8 years.

For certain of the performance-based RSU grants, the number of units that will ultimately vest is subject to adjustment based on the achievement of a market-based condition. The fair value of these RSUs is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	39.6% - 68.1%	65.2% - 79.3%	54.7%
Risk-free interest rate	1.0% - 1.7%	0.1% - 0.6%	1.2%
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
2020 USPI Management Equity Plan
In February 2020, USPI adopted the USPI Holding Company, Inc. Restricted Stock Plan (“USPI Management Equity Plan”) to replace the terminated 2015 USPI Management Equity Plan. Under the USPI Management Equity Plan, USPI grants RSUs representing a contractual right to receive one share of USPI’s non‑voting common stock in the future. The vesting of RSUs granted under the plan varies based on the terms of the underlying award agreement. Once the requisite holding period is met, during specified times, the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non‑voting common shares can be made in cash or in shares of Tenet’s common stock.
The following table summarizes RSU activity under USPI’s management equity plan during the years ended December 31, 2022, 2021 and 2020:

	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value Per Unit
Inception of Plan
Granted	2,556,353	$34.13
Forfeited	(531,297)	$34.13
Unvested at December 31, 2020	2,025,056	$34.13
Granted	76,990	$34.13
Vested	(388,588)	$34.13
Forfeited	(218,576)	$34.13
Unvested at December 31, 2021	1,494,882	$34.13
Vested	(369,691)	$34.13
Forfeited	(202,351)	$34.13
Unvested at December 31, 2022	922,840	$34.13
USPI did not make any grants under the USPI Management Equity Plan during the year ended December 31, 2022. During the year ended December 31, 2021, USPI granted 76,990 RSUs under its management equity plan. Twenty percent of these RSUs vests on each of the first and second anniversaries of the grant date, and the remaining 60% vests on the third anniversary of the grant date. In 2020, USPI granted 2,556,333 RSUs, 20% of which vest in each of the first three years on the anniversary of the grant date with the remaining 40% vesting on the fourth anniversary of the grant date.
During the years ended December 31, 2022 and 2021, USPI paid $11 million and $9 million, respectively, to repurchase portions of the non‑voting common stock shares issued under the USPI management equity plan. No shares were repurchased during the year ended December 31, 2020. At December 31, 2022, there were 98,374 outstanding vested shares of non‑voting common stock eligible to be sold to USPI.
At December 31, 2022, 922,840 RSUs were outstanding under USPI’s management equity plan, all of which are expected to vest. The accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 included $11 million, $13 million and $12 million, respectively, of pre-tax compensation costs related to USPI’s management equity plans.
Employee Stock Purchase Plan
We have an employee stock purchase plan under which we are currently authorized to issue up to 4,070,363 shares of common stock to our eligible employees. As of December 31, 2022, there were approximately 2.6 million shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one‑year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.
We issued the following numbers of shares under our employee stock purchase plan:

	Years Ended December 31,
	2022	2021	2020
Number of shares	98,498	89,865	254,767
Weighted average price	$54.19	$63.01	$19.97
Employee Retirement Plans
Substantially all of our employees, upon qualification, are eligible to participate in our defined contribution 401(k) plans. Under the plans, employees may contribute a portion of their eligible compensation, which we may match with employer contributions at our discretion. Employer matching contributions will vary depending on which of our subsidiaries employs the participant and whether the employee is covered under a collective bargaining agreement. Plan expenses, primarily related to our contributions to the plans, were $86 million, $98 million and $119 million for the years ended December 31, 2022, 2021 and 2020, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.
We maintain three frozen non‑qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard Health Systems, Inc. on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the year ended December 31, 2019, the Society of Actuaries issued a new mortality base table (Pri‑2012), which we incorporated into the estimates of our defined benefit plan obligations beginning December 31, 2019. During the year ended December 31, 2020, the Society of Actuaries issued the MP-2020 mortality improvement scale, which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2020. During the year ended December 31, 2021, the Society of Actuaries issued the MP‑2021 mortality improvement scale, which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2022 and 2021.

The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared:

	December 31,
	2022	2021
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(1,313)	$(1,429)
Interest cost	(37)	(36)
Actuarial gain	265	42
Benefits paid	83	110
Ending obligations	(1,002)	(1,313)
Fair value of plans assets
Beginning plan assets	867	869
Gain (loss) on plan assets	(161)	62
Employer contribution	2	22
Benefits paid	(60)	(86)
Ending plan assets	648	867
Funded status of plans	$(354)	$(446)

(1)The accumulated benefit obligation at December 31, 2022 and 2021 was approximately $1.002 billion and $1.311 billion, respectively.

	December 31,
	2022	2021
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(23)	$(25)
Other long-term liability	$(331)	$(421)
Accumulated other comprehensive loss	$222	$294

SERP Assumptions:
Discount rate	5.75%	3.00%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2022	December 31, 2021

DMC Pension Plan Assumptions:
Discount rate	5.51%	2.89%
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2022	December 31, 2021

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2022	2021	2020
Interest costs	$37	$36	$47
Expected return on plan assets	(42)	(53)	(48)
Amortization of net actuarial loss	9	11	9
Net periodic benefit cost (income)	$4	$(6)	$8

SERP Assumptions:
Discount rate	3.00%	2.75%	3.50%
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2022	January 1, 2021	January 1, 2020
Census date	January 1, 2022	January 1, 2021	January 1, 2020

DMC Pension Plan Assumptions:
Discount rate	2.89%	2.53%	3.60%
Long-term rate of return on assets	5.00%	6.25%	6.25%
Compensation increase rate	Frozen	Frozen	Frozen
Measurement date	January 1, 2022	January 1, 2021	January 1, 2020
Census date	January 1, 2022	January 1, 2021	January 1, 2020
Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and the DMC Pension Plan.
We recorded gain (loss) adjustments of $72 million, $61 million and $(32) million in other comprehensive income in the years ended December 31, 2022, 2021 and 2020, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains (losses) of $63 million, $50 million and $(41) million were recognized during the years ended December 31, 2022, 2021 and 2020, respectively, and the amortization of net actuarial loss of $9 million, $11 million and $9 million for the years ended December 31, 2022, 2021 and 2020, respectively, were recognized in other comprehensive income. Actuarial gains affecting the benefit obligation during the years ended December 31, 2022, 2021 and 2020 are primarily attributable to changes in the discount rate utilized for the SERP and DMC Pension Plan. Cumulative net actuarial losses totaled $222 million, $294 million and $355 million as of December 31, 2022, 2021 and 2020, respectively. There were no unrecognized prior service costs at December 31, 2022, 2021 and 2020 that had not yet been recognized as components of net periodic benefit cost.
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
The weighted‑average asset allocations by asset category as of December 31, 2022, were as follows:

	Target	Actual
Cash and cash equivalents	—%	1%
Equity securities	20%	14%
Debt securities	73%	70%
Alternative investments	7%	15%
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
The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those measurements are determined.

	December 31, 2022	Level 1	Level 2	Level 3
Cash and cash equivalents	$7	$7	$—	$—
Equity securities	89	89	—	—
Debt Securities:
U.S. government obligations	200	200	—	—
Corporate debt securities	249	249	—	—
Alternative investments:
Private equity securities	78	—	—	78
Hedge funds	25	—	—	25
	$648	$545	$—	$103

	December 31, 2021	Level 1	Level 2	Level 3
Cash and cash equivalents	$11	$11	$—	$—
Equity securities	242	242	—	—
Debt Securities:
U.S. government obligations	67	67	—	—
Corporate debt securities	448	448	—	—
Alternative investments:
Private equity securities	57	—	—	57
Real estate securities	16	16	—	—
Hedge funds	26	—	—	26
	$867	$784	$—	$83
The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years Thereafter
	Total	2023	2024	2025	2026	2027
Estimated benefit payments	$822	$85	$85	$85	$85	$84	$398

The SERP and DMC Pension Plan obligations of $354 million at December 31, 2022 are classified in the accompanying Consolidated Balance Sheet as an other current liability of $23 million and defined benefit plan obligations of $331 million based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $23 million for the year ending December 31, 2023.
NOTE 11. PROPERTY AND EQUIPMENT
The principal components of property and equipment are shown in the table below:

	December 31,
	2022	2021
Land	$661	$635
Buildings and improvements	6,646	6,652
Construction in progress	195	166
Equipment	4,748	4,455
Finance lease assets	413	479
	12,663	12,387
Accumulated depreciation and amortization	(6,201)	(5,960)
Net property and equipment	$6,462	$6,427
Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write‑downs related to assets held and used. We recognized depreciation expense of $669 million, $667 million and $685 million in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides information on changes in the carrying amount of goodwill:

	December 31,
	2022	2021
Hospital Operations
Goodwill at beginning of period:
Goodwill	$5,238	$5,375
Accumulated impairment losses	(2,430)	(2,430)
	2,808	2,945
Goodwill acquired during the year and purchase price allocation adjustments	1	—
Goodwill transferred from Ambulatory Care segment	—	41
Goodwill related to assets held for sale and disposed	(3)	(178)
Goodwill at end of period	$2,806	$2,808

Goodwill at end of period:
Goodwill	$5,236	$5,238
Accumulated impairment losses	(2,430)	(2,430)
Goodwill at end of period	$2,806	$2,808

Ambulatory Care
Goodwill at beginning of period	$5,848	$5,258
Goodwill acquired during the year and purchase price allocation adjustments	866	664
Goodwill transferred to Hospital Operations segment	—	(41)
Goodwill related to assets held for sale and disposed or deconsolidated facilities	(2)	(33)
Goodwill at end of period	$6,712	$5,848

Conifer
Goodwill at beginning of period	$605	$605
Goodwill at end of period	$605	$605
There were no accumulated impairment losses related to the goodwill in our Ambulatory Care and Conifer segments at December 31, 2022 and 2021.

The following tables provide information regarding other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2022:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,751	$(1,206)	$545
Contracts	295	(146)	149
Other	92	(76)	16
Other intangible assets with finite lives	2,138	(1,428)	710

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	603	—	603
Other	6	—	6
Other intangible assets with indefinite lives	714	—	714
Other intangible assets, net	$2,852	$(1,428)	$1,424

At December 31, 2021:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,770	$(1,165)	$605
Contracts	295	(128)	167
Other	95	(81)	14
Total other intangible assets with finite lives	2,160	(1,374)	786

Other intangible assets with indefinite useful lives:
Trade names	102	—	102
Contracts	602	—	602
Other	7	—	7
Total other intangible assets with indefinite lives	711	—	711
Total other intangible assets	$2,871	$(1,374)	$1,497
Estimated future amortization of intangibles with finite useful lives as of December 31, 2022 was as follows:

	Total	Years Ending December 31,					Later Years
		2023	2024	2025	2026	2027
Amortization of intangible assets	$710	$141	$117	$98	$81	$64	$209
We recognized amortization expense of $172 million, $188 million and $172 million in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 13. OTHER ASSETS
The principal components of other current assets in the accompanying Consolidated Balance Sheets were as follows:

	December 31,
	2022	2021
Prepaid expenses	$400	$252
Contract assets	200	199
California provider fee program receivables	367	370
Receivables from other government programs	187	257
Guarantees	143	104
Non-patient receivables	390	321
Other	88	54
Other current assets	$1,775	$1,557

The principal components of investments and other assets in the accompanying Consolidated Balance Sheets were as follows:

	December 31,
	2022	2021
Marketable securities	$30	$9
Equity investments in unconsolidated healthcare entities	1,599	1,806
Total investments	1,629	1,815
Cash surrender value of life insurance policies	37	47
Long-term deposits	56	57
California provider fee program receivables	197	213
Operating lease assets	1,129	1,002
Other long-term receivables and other assets	99	120
Investments and other assets	$3,147	$3,254
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Our accumulated other comprehensive loss was comprised of the following:

	December 31,
	2022	2021
Adjustments for defined benefit plans	$(178)	$(232)
Foreign currency translation adjustments and other	—	(1)
Unrealized gains on investments	(3)	—
Accumulated other comprehensive loss	$(181)	$(233)
The income tax expense (benefit) allocated to the adjustments for our defined benefit plans and unrealized gains on investments were approximately $18 million and $(1) million, respectively, for the year ended December 31, 2022, and the income tax expense allocated to the adjustments for our defined benefit plans was $14 million for the year ended December 31, 2021.
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

The table below shows our sources of net operating revenues from continuing operations:

	Years Ended December 31,
	2022	2021	2020
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$2,369	$2,615	$2,695
Medicaid	946	1,254	1,081
Managed care	9,730	9,985	9,022
Uninsured	141	199	162
Indemnity and other	661	706	658
Total	13,847	14,759	13,618
Other revenues(1)	1,214	1,223	1,172
Hospital Operations total prior to inter-segment eliminations	15,061	15,982	14,790
Ambulatory Care	3,248	2,718	2,072
Conifer	1,316	1,267	1,306
Inter-segment eliminations	(451)	(482)	(528)
Net operating revenues	$19,174	$19,485	$17,640

(1)	Primarily physician practices revenues.
Adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2022, 2021 and 2020 by $10 million, $26 million and $6 million, respectively. Estimated cost report settlements and valuation allowances were included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.
The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Years Ended December 31,
	2022	2021	2020
Net patient service revenues	$3,115	$2,604	$1,960
Management fees	110	86	86
Revenue from other sources	23	28	26
Net operating revenues	$3,248	$2,718	$2,072
The table below shows the composition of net operating revenues for our Conifer segment:

	Years Ended December 31,
	2022	2021	2020
Revenue cycle services – Tenet	$439	$467	$514
Revenue cycle services – other customers	786	705	700
Other services – Tenet	12	15	14
Other services – other customers	79	80	78
Net operating revenues	$1,316	$1,267	$1,306

Performance Obligations
The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, variable‑based escalators, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed‑fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends December 31, 2032.

		Years Ending December 31,					Later Years
	Total	2023	2024	2025	2026	2027
Performance obligations	$5,729	$642	$565	$565	$565	$565	$2,827
NOTE 16. INSURANCE
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
We also purchase cyber liability insurance from third parties. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information (the “Cybersecurity Incident”). We estimate that the Cybersecurity Incident had an adverse pre‑tax impact of approximately $100 million during the year ended December 31, 2022. This estimate includes the costs to remediate the issues, lost revenues from the associated business interruption and other related expenses. We have filed a claim within our policy limits. Insurance recoveries of $14 million related to this claim were received during the year ended December 31, 2022, $6 million of which were recorded as net operating revenues.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At both December 31, 2022 and 2021, the aggregate current and long‑term professional and general liability reserves in the accompanying Consolidated Balance Sheets was $1.045 billion. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage.
Commercial insurance we purchase is subject to per‑claim and policy period aggregate limits. If the policy period aggregate limit of any of our policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period.
Malpractice expense of $276 million, $355 million and $320 million was included in other operating expenses, net, in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively, of which $74 million, $131 million and $120 million, respectively, related to adverse claims development for prior years.
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
Government Investigation of Detroit Medical Center
Detroit Medical Center (“DMC”) is subject to an ongoing investigation commenced in October 2017 by the U.S. Attorney’s Office for the Eastern District of Michigan and the Civil Division of the U.S. Department of Justice (“DOJ”) for potential violations of the Stark law, the Medicare and Medicaid anti‑kickback and antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act, and the federal False Claims Act related to DMC’s employment of nurse practitioners and physician assistants (“Mid‑Level Practitioners”) from 2006 through 2017. As previously disclosed, a media report was published in August 2017 alleging that 14 Mid‑Level Practitioners were terminated by DMC earlier in 2017 due to compliance concerns. The DOJ issued a civil investigative demand to DMC for documents and interrogatories in September 2021. In January 2023, we reached a settlement in principle with the DOJ to resolve this matter, subject to certain conditions, and were fully reserved for such potential settlement at December 31, 2022.
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
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2022	$78	$70	$(100)	$3	$51
Year Ended December 31, 2021	$26	$116	$(59)	$(5)	$78
Year Ended December 31, 2020	$86	$44	$(108)	$4	$26

NOTE 18. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Our put/call agreement (the “Baylor Put/Call Agreement”) with Baylor contained put and call options with respect to the 5% ownership interest Baylor held in USPI until June 30, 2022. The Baylor Put/Call Agreement gave Baylor the option to annually put up to one-third of its total shares in USPI (the “Baylor Shares”) over a period of three years beginning in 2021. We had the right to call the difference between the number of shares Baylor put each year and the maximum number of shares it could have put. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in the accompanying Consolidated Balance Sheet at December 31, 2021. During the years ended December 31, 2022 and 2021, we recognized accretion totaling $102 million and $8 million, respectively, and a corresponding decrease in additional paid-in capital related to Baylor’s minority interest in USPI.
In each of 2021 and 2022, we notified Baylor of our intention to exercise our call option to purchase 33.3% of the Baylor Shares for that year (66.6% in total). In June 2022, we entered into an agreement with Baylor (the “Share Purchase Agreement”) to complete the purchase of the Baylor Shares we called in 2021 and 2022 and to accelerate the acquisition of the remaining Baylor Shares eligible to be put/called in 2023. Under the terms of the Share Purchase Agreement, we agreed to pay Baylor $406 million to buy its entire 5% voting ownership interest in USPI. We paid $11 million upon execution of the Share Purchase Agreement and are obligated to make 35 additional non-interest bearing monthly payments of approximately $11 million, which payments commenced in August 2022. We recorded the present value of the purchase price as a liability on our balance sheet, with an offset to redeemable noncontrolling interest of $365 million for the carrying amount of the shares and $23 million to additional paid‑in capital for the difference between the carrying value and present value of the purchase price for the shares. At December 31, 2022, we had liabilities of $135 million recorded in other current liabilities and $190 million in other long-term liabilities in the accompanying Consolidated Balance Sheet for the purchase of these shares.
The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	December 31,
	2022	2021
Balances at beginning of period	$2,203	$1,952
Net income	348	336
Distributions paid to noncontrolling interests	(331)	(217)
Accretion of redeemable noncontrolling interests	104	11
Purchases and sales of businesses and noncontrolling interests, net	(175)	121
Balances at end of period	$2,149	$2,203
The following tables show the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	December 31,
	2022	2021
Hospital Operations	$233	$297
Ambulatory Care	1,357	1,425
Conifer	559	481
Redeemable noncontrolling interests	$2,149	$2,203

	Years Ended December 31,
	2022	2021	2020
Hospital Operations	$23	$24	$(33)
Ambulatory Care	248	243	153
Conifer	77	69	66
Net income available to redeemable noncontrolling interests	$348	$336	$186

NOTE 19. INCOME TAXES
The provision for income taxes for continuing operations for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2022	2021	2020
Current tax expense:
Federal	$78	$50	$—
State	57	111	30
	135	161	30
Deferred tax expense (benefit):
Federal	174	267	(131)
State	35	(17)	4
	209	250	(127)
	$344	$411	$(97)
A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below. Foreign pre-tax loss was $8 million, $5 million and $13 million for the years ended December 31, 2022, 2021 and 2020, respectively.

	Years Ended December 31,
	2022	2021	2020
Tax expense at statutory federal rate of 21%	$282	$396	$141
State income taxes, net of federal income tax benefit	64	77	33
Tax benefit attributable to noncontrolling interests	(122)	(114)	(75)
Nondeductible goodwill	1	35	—
Nondeductible executive compensation	10	8	6
Nondeductible litigation costs	—	1	—
Expired charitable contribution carryforward	—	—	1
Stock-based compensation tax benefit	(6)	(5)	(2)
Changes in valuation allowance	120	2	(226)
Prior-year provision to return adjustments and other changes in deferred taxes	(12)	8	14
Other items	7	3	10
Income tax expense (benefit)	$344	$411	$(97)
A change in the business interest expense disallowance rules took effect in 2022, resulting in a larger amount of interest disallowance compared to prior years.
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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$436	$—	$532
Reserves related to discontinued operations and restructuring charges	5	—	2	—
Receivables (doubtful accounts and adjustments)	246	—	215	—
Medicare advance payments	—	—	209	—
Accruals for retained insurance risks	227	—	234	—
Intangible assets	—	416	—	396
Other long-term liabilities	27	—	23	—
Benefit plans	207	—	242	—
Other accrued liabilities	30	—	56	—
Investments and other assets	—	112	—	92
Interest expense limitation	133	—	10	—
Net operating loss carryforwards	74	—	99	—
Stock-based compensation	13	—	12	—
Right-of-use lease assets and obligations	192	173	208	208
Other items	11	49	48	44
	1,165	1,186	1,358	1,272
Valuation allowance	(177)	—	(57)	—
	$988	$1,186	$1,301	$1,272
Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2022	2021
Deferred income tax assets	$19	$65
Deferred tax liabilities	(217)	(36)
Net deferred tax asset (liability)	$(198)	$29
During the year ended December 31, 2022, the valuation allowance increased by $120 million, including an increase of $123 million due to limitations on the tax deductibility of interest expense, a decrease of $1 million due to the expiration or worthlessness of unutilized net operating loss carryovers, and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2022 was $177 million. During the year ended December 31, 2021, the valuation allowance increased by $2 million, including an increase of $2 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $2 million due to changes in the expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2021 was $57 million. During the year ended December 31, 2020, the valuation allowance decreased by $226 million, including a decrease of $211 million due to limitations on the tax deductibility of interest expense, a decrease of $1 million due to the expiration or worthlessness of unutilized net operating loss carryovers, and a decrease of $14 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance as of December 31, 2020 was $55 million. Deferred tax assets relating to interest expense limitations under Internal Revenue Code Section 163(j) have a full valuation allowance because the interest expense carryovers are not expected to be utilized in the foreseeable future.
We account for uncertain tax positions in accordance with FASB ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The following table summarizes the total changes in unrecognized tax benefits in continuing operations during the years ended December 31, 2022, 2021 and 2020. There were no such changes in discontinued operations. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2022, 2021 and 2020.

Continuing Operations
Balance At December 31, 2019	$31
Reductions due to a lapse of statute of limitations	—
Balance At December 31, 2020	$31
Reductions due to a lapse of statute of limitations	3
Balance At December 31, 2021	$34
Increases due to tax positions taken in prior periods	—
Balance At December 31, 2022	$34
The total amount of unrecognized tax benefits as of December 31, 2022 was $34 million, of which $32 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. In the year ended December 31, 2022, there was no change in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2021 was $34 million, of which $32 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. Income tax expense in the year ended December 31, 2021 included expense of $3 million in continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2020 was $31 million, of which $29 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. In the year ended December 31, 2020, there was no change in our estimated liabilities for uncertain tax positions.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2022. Total accrued interest or penalties on unrecognized tax benefits as of December 31, 2022 was $1 million.
The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2018 remain subject to audit by the IRS.
As of December 31, 2022, no significant changes in unrecognized federal and state tax benefits are expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.
At December 31, 2022, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $100 million pre‑tax, $40 million of which expires in 2024 to 2037 and $60 million of which has no expiration date, (2) charitable contribution carryforwards of approximately $45 million expiring in 2025 through 2027 and (3) state NOL carryforwards of approximately $3.106 billion expiring in 2023 through 2042 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $42 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three‑year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three‑year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 20. EARNINGS PER COMMON SHARE
The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$410	106,929	$3.83
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	8	3,587	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$418	110,516	$3.78
Year Ended December 31, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$915	106,833	$8.56
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,738	(0.13)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$915	108,571	$8.43
Year Ended December 31, 2020
Net income available to Tenet Healthcare Corporation common shareholders for basic loss per share	$399	105,010	$3.80
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,253	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted loss per share	$399	106,263	$3.75
During the year ended December 31, 2022, our convertible instruments consisted of an agreement related to the ownership interest in a Hospital Operations segment joint venture and RSUs issued under the USPI Management Equity Plan. Prior to our purchase of all of the shares underlying the Baylor Put/Call Agreement in June 2022, that agreement was also included in our convertible instruments. Additional information about the RSUs issued under the USPI Management Equity Plan and our purchase of the shares underlying the Baylor Put/Call Agreement is included in Notes 10 and 18, respectively.
NOTE 21. FAIR VALUE MEASUREMENTS
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
Non-Recurring Fair Value Measurements
Our non‑financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long‑lived assets held and used, long‑lived assets held for sale and goodwill. As discussed in Note 6, we recognized an impairment charge of $82 million to write down certain long‑lived assets located in one of our markets to their estimated fair value during the year ended December 31, 2022. Based on our evaluation, we estimated the fair value of the long‑lived assets to be $167 million. The inputs used to establish this fair value are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly.

Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At December 31, 2022 and 2021, the estimated fair value of our long‑term debt was approximately 92.8% and 103.3%, respectively, of the carrying value of the debt.
NOTE 22. ACQUISITIONS
In July 2022, we acquired controlling ownership interests in 19 fully operational ambulatory surgery centers and three centers then in development from United Urology Group. We paid $104 million, net of cash acquired, for our ownership interests in these facilities and recognized goodwill of $316 million. The aggregate acquisition date fair value of the non‑controlling interests in the facilities we acquired was $223 million. The acquisition of these facilities provided us with access to new markets and further diversified our ambulatory care services portfolio.
We acquired controlling interests in an additional 11 ambulatory surgery centers through a series of transactions during the year ended December 31, 2022. We paid an aggregate purchase price of $65 million, net of cash acquired, for these facilities. During 2022, we also acquired controlling interests in 23 ambulatory surgery centers in which we previously owned a noncontrolling interest for an aggregate purchase price of $65 million.
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
In addition to the 2021 SCD Centers, we paid an aggregate purchase price of $74 million to acquire controlling interests in 11 outpatient businesses and various physician practices during the year ended December 31, 2021. During 2021, we also acquired controlling interests in three surgical hospitals and two ambulatory surgery centers in which we previously owned a noncontrolling interest for $21 million.
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
We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2022 are preliminary. We are in process of assessing working capital balances as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying consolidated financial statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature. During the year ended December 31, 2022, we adjusted the initial purchase allocation of certain acquisitions completed in 2021 based on the results of completed valuations. These adjustments resulted in a net increase in goodwill of $7 million.

Preliminary or final purchase price allocations for all the acquisitions made during the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020
Current assets	$38	$59	$67
Property and equipment	54	88	63
Other intangible assets	2	8	14
Goodwill	860	664	1,581
Other long-term assets	99	796	38
Previously held equity method investments	(207)	(43)	—
Current liabilities	(41)	(25)	(45)
Long-term liabilities	(118)	(70)	(43)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(180)	(139)	(478)
Noncontrolling interests	(273)	(95)	(20)
Cash paid, net of cash acquired	(234)	(1,220)	(1,177)
Gains on consolidations	$—	$23	$—
All of the facilities described above are included in our Ambulatory Care segment. The majority of the goodwill generated from our 2022 acquisitions will not be deductible for income tax purposes; however, the majority of the goodwill generated from our 2021 and 2020 transactions will be. The goodwill generated from these transactions can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Approximately $14 million, $20 million and $14 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2022, 2021 and 2020, respectively, and are included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Consolidated Statements of Operations.
During the year ended December 31, 2021, we recognized gains totaling $23 million associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests. No such gains or losses were recognized in the years ended December 31, 2022 or 2020.
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
Our Hospital Operations segment is comprised of acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At December 31, 2022, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states, including the new acute care hospital we opened in September 2022 in South Carolina. On April 1, 2021, we transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. The total assets associated with the imaging centers transferred to our Hospital Operations segment constituted less than 1% of our consolidated total assets at March 31, 2021. Also in April 2021, we completed the sale of the majority of the urgent care centers then held by our Hospital Operations segment to an unaffiliated urgent care provider. In addition, we completed the sale of the Miami Hospitals in August 2021, all of which were held by our Hospital Operations segment.

Our Ambulatory Care segment is comprised of the operations of USPI. At December 31, 2022, USPI had ownership interests in 442 ambulatory surgery centers (300 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states. In April 2021, we completed the sale of 40 urgent care centers then held by our Ambulatory Care segment to an unaffiliated urgent care provider and, as noted above, transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment. Effective June 30, 2022, we purchased all of the shares previously held by Baylor in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 18 for additional information about this transaction.
Our Conifer segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients. At December 31, 2022, Conifer provided services to approximately 660 Tenet and non‑Tenet hospitals and other clients nationwide. We have entered into an agreement documenting the terms and conditions of various services Conifer provides to Tenet hospitals (“RCM Agreement”), as well as an agreement documenting certain administrative services our Hospital Operations segment provides to Conifer. In March 2021, we entered into a month‑to‑month agreement amending the RCM Agreement effective January 1, 2021 (“Amended RCM Agreement”) to update certain terms and conditions related to the revenue cycle management services Conifer provides to Tenet hospitals. We believe the pricing terms for the services provided under the Amended RCM Agreement are commercially reasonable and consistent with estimated third‑party terms. At December 31, 2022, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.
The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, as applicable:

	December 31,
	2022	2021	2020
Assets:
Hospital Operations	$15,682	$17,173	$18,048
Ambulatory Care	10,557	9,473	8,048
Conifer	917	933	1,010
Total	$27,156	$27,579	$27,106

	Years Ended December 31,
	2022	2021	2020
Capital expenditures:
Hospital Operations	$668	$578	$467
Ambulatory Care	75	66	51
Conifer	19	14	22
Total	$762	$658	$540

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$15,061	$15,982	$14,790
Ambulatory Care	3,248	2,718	2,072
Conifer
Tenet	451	482	528
Other clients	865	785	778
Total Conifer revenues	1,316	1,267	1,306
Inter-segment eliminations	(451)	(482)	(528)
Total	$19,174	$19,485	$17,640

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$10	$25	$6
Ambulatory Care	206	193	163
Total	$216	$218	$169

	Years Ended December 31,
	2022	2021	2020
Adjusted EBITDA:
Hospital Operations	$1,777	$1,931	$1,911
Ambulatory Care	1,327	1,197	868
Conifer	365	355	367
Total	$3,469	$3,483	$3,146

Depreciation and amortization:
Hospital Operations	$692	$722	$739
Ambulatory Care	112	95	81
Conifer	37	38	37
Total	$841	$855	$857

Adjusted EBITDA	$3,469	$3,483	$3,146
Income (loss) from divested and closed businesses	—	(1)	20
Depreciation and amortization	(841)	(855)	(857)
Impairment and restructuring charges, and acquisition-related costs	(226)	(85)	(290)
Litigation and investigation costs	(70)	(116)	(44)
Interest expense	(890)	(923)	(1,003)
Loss from early extinguishment of debt	(109)	(74)	(316)
Other non-operating income, net	10	14	1
Gains on sales, consolidation and deconsolidation of facilities	1	445	14
Income from continuing operations, before income taxes	$1,344	$1,888	$671
NOTE 24. RECENT ACCOUNTING STANDARDS
Recently Issued Accounting Standards
The FASB issued ASU 2022‑03, “Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022‑03”) in June 2022. Through ASU 2022‑03 the FASB clarified that an entity should measure the fair value of an equity security subject to contractual sale restriction the same way it measures an identical equity security that is not subject to such a restriction. Under this approach the contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, should not affect its fair value. ASU 2022‑03 also enhanced the disclosure requirements related to these instruments. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. For non‑investment companies, ASU 2022‑03 will be applied prospectively with adjustments resulting from the initial adoption recognized in earnings and disclosed.
The amendments in ASU 2022‑03 primarily affect the RSUs granted to our non‑employee directors as part of their annual compensation, which vest immediately but cannot be sold until a three‑year holding period has lapsed. Upon adoption, we expect to recognize an immaterial amount of incremental stock compensation expense related to these awards.
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
Recently Adopted Accounting Standards
As further discussed in Note 1, we adopted ASU 2020-06 effective January 1, 2022 and adopted ASU 2016‑13 effective January 1, 2020. We applied the modified retrospective transition approach as of the period of adoption for both ASU 2020-06 and ASU 2016‑13.

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
Management has evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022. In that period, management migrated our primary payroll processing system to a new human resource management system. We have appropriately considered the potential impact to our control design and related tests of operating effectiveness of internal control over financial reporting as of December 31, 2022.
Other than as described above, there were no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding the identity and business experience of our directors is set forth under the subsections “Nominees for Election to the Board of Directors,” “Director Nomination and Qualifications” and “Director Nominees’ Qualifications and Experience” under the heading “Proposal 1 – Election of Directors,” and the information required by this Item regarding the identity and business experience of our executive officers is set forth under the heading “Executive Officers,” in each case in the definitive proxy materials we will file in connection with our 2023 Annual Meeting of Shareholders. All such information is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
Information on our Audit Committee and Audit Committee Financial Experts required by this Item is set forth under the caption “Corporate Governance and Board Practices – Committees” in the definitive proxy materials we will file in connection with our 2023 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
Information concerning our Code of Conduct, by which all of our employees and officers, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide appears under Item 1, Business – Compliance and Ethics, of Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the headings “Executive Compensation Tables,” “Corporate Governance and Board Practices – Committees – HR Committee Interlocks and Insider Participation” and “Human Resources Committee Report” in the definitive proxy materials we will file in connection with our 2023 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners required by this Item is set forth under the headings “Securities Ownership” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive proxy materials we will file in connection with our 2023 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the headings “Corporate Governance and Board Practices – Certain Relationships and Related Person Transactions” and “Proposal 1 – Election of Directors – Director Nominees’ Qualifications and Experience – Director Independence” in the definitive proxy materials we will file in connection with our 2023 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading “Proposal 4 – Ratification of the Selection of Independent Registered Public Accountants” in the definitive proxy materials we will file in connection with our 2023 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The Consolidated Financial Statements and notes thereto can be found on pages 83 through 130.
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
Twenty-Ninth Supplemental Indenture, dated as of June 14, 2017, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(e)
Senior Secured First Lien Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(f)
Thirtieth Supplemental Indenture, dated as of February 5, 2019, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6.250% Senior Secured Second Lien Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed February 6, 2019)

(g)
Thirty-First Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(h)
Thirty-Second Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 4.875% Senior Secured First Lien Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(i)
Thirty-Third Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 5.125% Senior Secured First Lien Notes due 2027 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(j)
Thirty-Fifth Supplemental Indenture, dated as of June 16, 2020, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 16, 2020)

(k)
Thirty-Sixth Supplemental Indenture, dated as of September 16, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.125% Senior Notes Due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 16, 2020)

(l)
Thirty-Seventh Supplemental Indenture dated as of June 2, 2021, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.250% Senior Secured First Lien Notes due 2029 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 2, 2021)

(m)
Thirty-Eighth Supplemental Indenture dated as of December 1, 2021, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.375% Senior Secured First Lien Notes due 2030 (Incorporated by Reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed December 1, 2021)

(n)
Thirty-Ninth Supplemental Indenture, dated as of June 15, 2022, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.125% Senior Secured First Lien Notes due 2030 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 15, 2022)

(10)	Material Contracts

(a)
Amendment No. 7, dated as of March 16, 2022, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent, including as Exhibit A thereto a copy of the Amended and Restated Credit Agreement reflecting all amendments and restatements through March 16, 2022 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 17, 2022)

(b)
Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 10, 2014)

(c)
Amendment No. 1, dated as of September 15, 2016, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated filed September 16, 2016)

(d)
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
Exchange and Registration Rights Agreement, dated as of June 15, 2022, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K filed June 15, 2022)

(r)
Amended and Restated Employment Agreement between the Registrant and Saumya Sutaria, effective September 1, 2021 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8‑K filed September 3, 2021)*

(s)
Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(t)
Amended and Restated Employment Agreement between the Registrant and Ronald A. Rittenmeyer, effective September 1, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 3, 2021)*

(u)
Amendment No. 1 to Amended and Restated Employment Agreement between the Registrant and Ronald A. Rittenmeyer, effective as of February 25, 2022 (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed April 29, 2022)*

(v)	Letter Agreement between the Registrant and Ronald A. Rittenmeyer, dated October 1, 2022 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 3, 2022)*

(w)
Letter from the Registrant to Paola Arbour, dated May 3, 2018 (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 4, 2020)*

(x)
Offer of Employment from the Registrant to Thomas W. Arnst, amended and restated as of February 2, 2022 (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022)*

(y)	Letter from the Registrant to Lisa Foo, dated as of February 18, 2022*

(z)
Tenet Fifth Amended and Restated Executive Severance Plan, as amended and restated effective February 1, 2021 (Incorporated by reference to Exhibit 10(hh) to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2020, filed February 19, 2021)*

(aa)
Form of Amendment to Executive Severance Plan Agreement (Incorporated by reference to Exhibit 10(y) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022)*

(bb)
Tenet Healthcare Corporation Tenth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2018 (Incorporated by reference to Exhibit 10(cc) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 25, 2019)*

(cc)
Sixth Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective January 1, 2020 (Incorporated by reference to Exhibit 10(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(dd)
Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan, as amended and restated effective March 10, 2016 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 1, 2016)*

(ee)
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
Forms of Award used to evidence (i) grants of cash-based long-term performance awards, (ii) grants of non-qualified stock option performance awards and (iii) grants of restricted stock unit awards under the Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(hh) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 26, 2018)*

(gg)
Terms and Conditions of Restricted Stock Unit Award granted to Saumya Sutaria, M.D. on January 31, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(qq) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(hh)
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
Tenet Healthcare 2019 Stock Incentive Plan, as amended by the First Amendment (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30 2022, filed July 29, 2022)*

(kk)
Forms of Award used to evidence (i) initial grants of restricted stock units to directors and (ii) annual grants of restricted stock units to directors, each under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(tt) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(ll)	Terms and Conditions of Restricted Stock Unit Award granted to J. Robert Kerrey on November 3, 2022 under the Tenet Healthcare 2019 Stock Incentive Plan*

(mm)
Forms of Award used to evidence (i) grants of time-based restricted stock units to executives and (ii) grants of performance-based restricted stock units to executives, in each case after 2019 under the Tenet Healthcare 2019 Stock Incentive Plan*

(nn)
Forms of Award used to evidence (i) grants of time-based restricted stock units to executives and (ii) grants of performance-based restricted stock units to executives, in each case after 2021 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed April 29, 2022)*

(oo)
Terms and Conditions of Restricted Stock Unit Awards and Terms and Conditions of Restricted Stock Unit Performance Awards, in each case granted to Saumya Sutaria, M.D. on September 1, 2021 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(ll) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022)*

(pp)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case to Saumya Sutaria, M.D. after 2021 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed April 29, 2022)*

(qq)
Form of Terms and Conditions of Restricted Stock Unit Awards granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(mm) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022)*

(rr)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case to Ronald A. Rittenmeyer after 2021 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed April 29, 2022)*

(ss)
Terms and Conditions of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Performance Award, in each case granted to Thomas W. Arnst under the Tenet Healthcare 2019 Stock Incentive Plan for the 2020-2022 performance period*

(tt)
Tenet Special RSU Deferral Plan, amended and restated effective August 10, 2022 (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed October 28, 2022)*

(uu)
Sixth Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective November 3, 2021 (Incorporated by reference to Exhibit 10(qq) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022)*

(vv)
Eighth Amended and Restated Tenet Executive Retirement Account, as amended and restated effective as of April 26, 2019 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 5, 2019)*

(ww)
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

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)
Date: February 17, 2023	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 17, 2023	By:	/s/ SAUMYA SUTARIA
Saumya Sutaria, M.D. Chief Executive Officer and Director (Principal Executive Officer)
Date: February 17, 2023	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 17, 2023	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Date: February 17, 2023	By:	/s/ JAMES L. BIERMAN
James L. Bierman Director
Date: February 17, 2023	By:	/s/ RICHARD FISHER
Richard Fisher Director
Date: February 17, 2023	By:	/s/ MEGHAN M. FITZGERALD
Meghan M. FitzGerald, DrPH Director
Date: February 17, 2023	By:	/s/ CECIL D. HANEY
Cecil D. Haney Director
Date: February 17, 2023	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director
Date: February 17, 2023	By:	/s/ CHRIS LYNCH
Chris Lynch Director
Date: February 17, 2023	By:	/s/ RICHARD MARK
Richard Mark Director
Date: February 17, 2023	By:	/s/ TAMMY ROMO
Tammy Romo Director
Date: February 17, 2023	By:	/s/ NADJA WEST
Nadja West, M.D. Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

	Balance at Beginning of Period	Costs and Expenses(1)	Deductions	Other Items	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2022	$57	$120	$—	$—	$177
Year ended December 31, 2021	$55	$2	$—	$—	$57
Year ended December 31, 2020	$281	$(226)	$—	$—	$55

(1)	Includes amounts recorded in discontinued operations.