Form 10-Q
period 2023-03-31
TENET HEALTHCARE CORP
filed 2023-04-28
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023

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

At April 21, 2023, there were 101,935,159 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$766	$858
Accounts receivable	2,883	2,943
Inventories of supplies, at cost	407	405
Assets held for sale	142	—
Other current assets	1,671	1,775
Total current assets	5,869	5,981
Investments and other assets	3,175	3,147
Deferred income taxes	14	19
Property and equipment, at cost, less accumulated depreciation and amortization ($6,225 at March 31, 2023 and $6,201 at December 31, 2022)	6,319	6,462
Goodwill	10,258	10,123
Other intangible assets, at cost, less accumulated amortization ($1,429 at March 31, 2023 and $1,428 at December 31, 2022)	1,432	1,424
Total assets	$27,067	$27,156
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$148	$145
Accounts payable	1,192	1,504
Accrued compensation and benefits	602	778
Professional and general liability reserves	256	255
Accrued interest payable	248	213
Liabilities held for sale	23	—
Contract liabilities	76	110
Other current liabilities	1,674	1,471
Total current liabilities	4,219	4,476
Long-term debt, net of current portion	14,935	14,934
Professional and general liability reserves	810	790
Defined benefit plan obligations	330	331
Deferred income taxes	220	217
Other long-term liabilities	1,748	1,800
Total liabilities	22,262	22,548
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,225	2,149
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 157,032,313 shares issued at March 31, 2023 and 156,462,456 shares issued at December 31, 2022	8	8
Additional paid-in capital	4,774	4,778
Accumulated other comprehensive loss	(179)	(181)
Accumulated deficit	(660)	(803)
Common stock in treasury, at cost, 55,120,211 shares at March 31, 2023 and 54,215,871 shares at December 31, 2022	(2,710)	(2,660)
Total shareholders’ equity	1,233	1,142
Noncontrolling interests	1,347	1,317
Total equity	2,580	2,459
Total liabilities and equity	$27,067	$27,156
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net operating revenues	$5,021	$4,745
Grant income	3	6
Equity in earnings of unconsolidated affiliates	50	46
Operating expenses:
Salaries, wages and benefits	2,258	2,182
Supplies	891	785
Other operating expenses, net	1,093	942
Depreciation and amortization	217	203
Impairment and restructuring charges, and acquisition-related costs	21	16
Litigation and investigation costs	4	20
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(13)	1
Operating income	603	648
Interest expense	(221)	(227)
Other non-operating expense, net	(2)	—
Loss from early extinguishment of debt	—	(43)
Income from continuing operations, before income taxes	380	378
Income tax expense	(84)	(99)
Income from continuing operations, before discontinued operations	296	279
Discontinued operations:
Income from operations	—	1
Income from discontinued operations	—	1
Net income	296	280
Less: Net income available to noncontrolling interests	153	140
Net income available to Tenet Healthcare Corporation common shareholders	$143	$140
Amounts available to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$143	$139
Income from discontinued operations, net of tax	—	1
Net income available to Tenet Healthcare Corporation common shareholders	$143	$140
Earnings per share available to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$1.40	$1.29
Discontinued operations	—	0.01
	$1.40	$1.30
Diluted
Continuing operations	$1.32	$1.27
Discontinued operations	—	0.01
	$1.32	$1.28
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	102,289	107,483
Diluted	106,006	112,020

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$296	$280
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating expense, net	2	2
Unrealized losses on debt securities held as available-for-sale	—	(2)
Other comprehensive income before income taxes	2	—
Income tax benefit related to items of other comprehensive income	—	—
Total other comprehensive income, net of tax	2	—
Comprehensive net income	298	280
Less: Comprehensive income available to noncontrolling interests	153	140
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$145	$140

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$296	$280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	203
Deferred income tax expense	8	63
Stock-based compensation expense	14	16
Impairment and restructuring charges, and acquisition-related costs	21	16
Litigation and investigation costs	4	20
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(13)	1
Loss from early extinguishment of debt	—	43
Equity in earnings of unconsolidated affiliates, net of distributions received	11	21
Amortization of debt discount and debt issuance costs	9	8
Pre-tax income from discontinued operations	—	(1)
Net gains from the sale of investments and long-lived assets	(14)	(68)
Other items, net	(2)	4
Changes in cash from operating assets and liabilities:
Accounts receivable	35	(151)
Inventories and other current assets	50	181
Income taxes	76	29
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(230)	(360)
Other long-term liabilities	(9)	(21)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(24)	(56)
Net cash provided by operating activities	449	228
Cash flows from investing activities:
Purchases of property and equipment	(235)	(155)
Purchases of businesses or joint venture interests, net of cash acquired	(48)	(40)
Proceeds from sales of facilities and other assets	13	148
Proceeds from sales of marketable securities, long-term investments and other assets	9	6
Purchases of marketable securities and equity investments	(18)	(19)
Other items, net	(7)	—
Net cash used in investing activities	(286)	(60)
Cash flows from financing activities:
Repayments of borrowings	(45)	(879)
Proceeds from borrowings	12	2
Repurchases of common stock	(50)	—
Debt issuance costs	—	(3)
Distributions paid to noncontrolling interests	(134)	(135)
Proceeds from the sale of noncontrolling interests	25	4
Purchases of noncontrolling interests	(41)	(14)
Other items, net	(22)	(102)
Net cash used in financing activities	(255)	(1,127)
Net decrease in cash and cash equivalents	(92)	(959)
Cash and cash equivalents at beginning of period	858	2,364
Cash and cash equivalents at end of period	$766	$1,405
Supplemental disclosures:
Interest paid, net of capitalized interest	$(177)	$(166)
Income tax payments, net	$—	$(8)
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our care delivery network includes our subsidiary USPI Holding Company, Inc. (“USPI”), which had indirect ownership interests in 445 ambulatory surgery centers and 24 surgical hospitals at March 31, 2023. We hold noncontrolling interests in 156 of these facilities, which are recorded using the equity method of accounting. We also operated 61 acute care and specialty hospitals, 109 other outpatient facilities, a network of employed physicians and a Global Business Center (“GBC”) in Manila, Philippines at March 31, 2023. In addition, we operate Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, through our Conifer Holdings, Inc. subsidiary (“Conifer”).
Effective June 30, 2022, we purchased all of the shares previously held by Baylor University Medical Center (“Baylor”) in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 13 for additional information about this transaction.
Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of USPI, which holds indirect ownership interests in and manages ambulatory surgery centers and surgical hospitals. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. Almost all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC or by one of its direct or indirect wholly owned subsidiaries.
This quarterly report supplements our Annual Report on Form 10‑K for the year ended December 31, 2022 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all dollar amounts presented in our Condensed Consolidated Financial Statements and these accompanying notes are expressed in millions (except per‑share amounts).
We adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), effective as of January 1, 2022 using the modified retrospective method. Among other amendments, ASU 2020-06 changed the accounting for diluted earnings‑per‑share for convertible instruments and contracts that may be settled in cash or stock. ASU 2020-06 eliminated an entity’s ability to rebut the presumption of share settlement for convertible instruments and contracts that can be partially or fully settled in cash at the issuer’s election. Additionally, ASU 2020-06 requires that the if‑converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. As a result of our adoption of ASU 2020-06, diluted weighted average shares outstanding increased by approximately three million shares for both of the three-month periods ended March 31, 2023 and 2022, and diluted earnings per share available to Tenet common shareholders decreased by $0.07 and $0.01, respectively.
Certain prior‑year amounts have been reclassified to conform to the current‑year presentation. Contract liabilities – long‑term are no longer significant enough to present separately. These obligations are now included in other long‑term liabilities in the accompanying Condensed Consolidated Balance Sheets.
Although our Condensed Consolidated Financial Statements and these related notes are unaudited, we believe all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. The financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from the amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.
Operating results for the three‑month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID‑19 pandemic on our operations, business, financial condition and cash flows; the impact of the demand for, and availability of, qualified medical personnel on compensation costs; the impact of cybersecurity incidents on our operations; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others: changes in federal, state and local healthcare and business regulations; changes in general economic conditions nationally and regionally, including inflation and the impacts of the COVID-19 pandemic and other factors on business conditions, the economy and financial markets; the number of uninsured and underinsured individuals in local communities treated at our facilities; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year‑to‑year comparisons as well.
COVID‑19 Pandemic
The COVID‑19 pandemic has impacted all three segments of our business, as well as our patients, communities and employees, to varying degrees since March 2020. Throughout this time, federal, state and local authorities have undertaken several actions designed to assist healthcare providers in providing care to COVID‑19 and other patients and to mitigate the adverse economic impact of the pandemic. Among other things, federal legislation (collectively, the “COVID Acts”) authorized aggregate grant payments of $178 billion to be distributed through the Public Health and Social Services Emergency Fund (“PRF”) to healthcare providers who experienced lost revenues and increased expenses as a result of the COVID‑19 pandemic. The COVID Acts also revised the Medicare accelerated payment program (“MAPP”). Our participation in these programs and the related accounting policies are summarized below.
Grant Income–Our Hospital Operations and Ambulatory Care segments received cash payments from the PRF and state grant programs of $4 million and $1 million, respectively, during the three months ended March 31, 2022. These grant funds are included in cash flows from operating activities in our condensed consolidated statements of cash flows. No additional funds were received during the three months ended March 31, 2023.
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

The table below summarizes grant income recognized by our Hospital Operations and Ambulatory Care segments, which is presented in grant income in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Grant income recognized from COVID-19 relief programs:
Included in grant income:
Hospital Operations	$3	$4
Ambulatory Care	—	2
	$3	$6
At March 31, 2023 and December 31, 2022, we had remaining deferred grant payment balances of $4 million and $7 million, respectively, which amounts were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for those periods.
Medicare Accelerated Payment Program (MAPP)–In certain circumstances, when a healthcare facility is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the MAPP. The COVID Acts revised the MAPP to disburse payments to healthcare providers more quickly and to allow recipients to retain the advance payments for one year from the date of receipt before recoupment commenced through offsets of Medicare claims payments. Recipients were also permitted to repay the advance payments at any time. Our Hospital Operations and Ambulatory Care segments both received advance payments from the MAPP following its expansion under the COVID Acts in the year ended December 31, 2020; however, no additional advances were received during the three months ended March 31, 2023 or 2022.
Advances received by our Hospital Operations and Ambulatory Care segments were recouped through reductions of their respective Medicare claims payments. Amounts recouped from our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate, together with any amounts we voluntarily repaid in advance of recoupment, are presented in cash flows from operating activities in our condensed consolidated statements of cash flows. During the three months ended March 31, 2022, $194 million of advances received in prior periods by our Hospital Operations segment and less than $1 million of advances received in prior periods by those facilities in our Ambulatory Care segment that we consolidate were repaid or recouped. No advances were recouped or repaid during the three months ended March 31, 2023, and there was no outstanding liability related to MAPP advances at March 31, 2023 or December 31, 2022.
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
During the three months ended March 31, 2023 and 2022, we recorded right‑of‑use assets related to non‑cancellable finance leases of $19 million and $18 million, respectively, and related to non‑cancellable operating leases of $44 million and $187 million, respectively.
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $766 million and $858 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, our book overdrafts were $139 million and $266 million, respectively, which were classified as accounts payable. At March 31, 2023 and December 31, 2022, $122 million and $140 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
Also at March 31, 2023 and December 31, 2022, we had $63 million and $196 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $57 million and $191 million, respectively, were included in accounts payable.

Other Intangible Assets
The following table provides information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At March 31, 2023:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,759	$(1,202)	$557
Contracts	294	(150)	144
Other	92	(77)	15
Total other intangible assets with finite lives	2,145	(1,429)	716

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	605	—	605
Other	6	—	6
Total other intangible assets with indefinite lives	716	—	716
Total other intangible assets	$2,861	$(1,429)	$1,432

At December 31, 2022:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,751	$(1,206)	$545
Contracts	295	(146)	149
Other	92	(76)	16
Total other intangible assets with finite lives	2,138	(1,428)	710

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	603	—	603
Other	6	—	6
Total other intangible assets with indefinite lives	714	—	714
Total other intangible assets	$2,852	$(1,428)	$1,424
Estimated future amortization of intangibles with finite useful lives at March 31, 2023 was as follows:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2023	2024	2025	2026	2027
Amortization of intangible assets	$716	$124	$123	$101	$88	$71	$209
We recognized amortization expense of $42 million and $29 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively.

Other Current Assets
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

	March 31, 2023	December 31, 2022
Prepaid expenses	$380	$400
Contract assets	202	200
California provider fee program receivables	311	367
Receivables from other government programs	152	187
Guarantees	187	143
Non-patient receivables	354	390
Other	85	88
Total other current assets	$1,671	$1,775
Investments in Unconsolidated Affiliates
As of March 31, 2023, we controlled 313 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment holds ownership interests in (156 of 469), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations.
Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended March 31,
	2023	2022
Net operating revenues	$783	$769
Net income	$185	$169
Net income available to the investees	$107	$98
NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	March 31, 2023	December 31, 2022
Patient accounts receivable	$2,689	$2,746
Estimated future recoveries	150	149
Cost report settlements receivable, net of payables and valuation allowances	44	48
Accounts receivable, net	$2,883	$2,943
We participate in various provider fee programs, which help reduce the amount of uncompensated care from indigent patients and those covered by Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program:

	March 31, 2023	December 31, 2022
Assets:
Other current assets	$311	$367
Investments and other assets	$261	$197

Liabilities:
Other current liabilities	$146	$145
Other long-term liabilities	$55	$63

Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended March 31,
	2023	2022
Estimated costs for:
Uninsured patients	$123	$122
Charity care patients	24	21
Total	$147	$143
NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022. Approximately 88% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.
As discussed in Note 1, our Hospital Operations segment received advance payments from the MAPP following its expansion under the COVID Acts in 2020; however, no additional advances were received during the three months ended March 31, 2023 or 2022. All remaining MAPP advances received by our Hospital Operations segment were either repaid or recouped during 2022 and 2021, which resulted in no outstanding liability at March 31, 2023 and December 31, 2022.
The opening and closing balances of contract assets and contract liabilities, as well as their classification in our condensed consolidated balance sheets, for our Hospital Operations segment were as follows:

	Contract Assets	Contract Liabilities – Current Advances from Medicare
December 31, 2022	$185	$—
March 31, 2023	185	—
Increase	$—	$—

December 31, 2021	$181	$876
March 31, 2022	169	682
Decrease	$(12)	$(194)
During the three months ended March 31, 2022, $194 million of Medicare advance payments included in the opening contract liabilities balance for our Hospital Operations segment were recouped through a reduction of our Medicare claims payments.
Ambulatory Care Segment
Our Ambulatory Care segment also received advance payments from the MAPP following its expansion in 2020; however, no additional advances were received during the three months ended March 31, 2023 or 2022. All remaining MAPP advances received by our Ambulatory Care segment were either repaid or recouped during 2022 and 2021, which resulted in no outstanding liability at March 31, 2023 and December 31, 2022.
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
The opening and closing balances of Conifer’s receivables, contract assets, and current and long‑term contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2022	$37	$15	$110	$13
March 31, 2023	57	17	76	13
Increase (decrease)	$20	$2	$(34)	$—

December 31, 2021	$28	$18	$79	$15
March 31, 2022	34	15	90	14
Increase (decrease)	$6	$(3)	$11	$(1)
The differences between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets at March 31, 2023 and December 31, 2022 were reported as part of other current assets in the accompanying Condensed Consolidated Balance Sheets, and its current and long‑term contract liabilities on those dates were reported as part of contract liabilities and other long‑term liabilities respectively.
In the three months ended March 31, 2023 and 2022, Conifer recognized $64 million and $49 million, respectively, of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the service period.
Contract Costs
During both of the three‑month periods ended March 31, 2023 and 2022, we recognized amortization expense related to deferred contract setup costs of $1 million. At both March 31, 2023 and December 31, 2022, the unamortized client contract costs were $24 million and were presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.
NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE
In January 2023, we entered into a definitive agreement to sell our 51% ownership interest in San Ramon Regional Medical Center and certain related operations (“San Ramon RMC”) to John Muir Health. As a result, the assets and liabilities associated with San Ramon RMC were classified as held for sale in the accompanying Condensed Consolidated Balance Sheet and totaled $142 million and $23 million, respectively, at March 31, 2023. We expect the transaction to be completed in 2023, subject to regulatory review and customary closing conditions.
Assets and liabilities classified as held for sale were comprised of the following:

March 31, 2023
Accounts receivable	$28
Other current assets	11
Investments and other long-term assets	3
Property and equipment	63
Other intangible assets	6
Goodwill	31
Current liabilities	(22)
Long-term liabilities	(1)
Net assets held for sale	$119

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
At March 31, 2023, our operations consisted of three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.
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
During the three months ended March 31, 2023, we recorded impairment and restructuring charges and acquisition‑related costs of $21 million, consisting of $18 million of restructuring charges, $1 million of impairment charges and $2 million of acquisition‑related costs. Restructuring charges consisted of $4 million of employee severance costs, $4 million related to the transition of various administrative functions to our GBC, $3 million of contract and lease termination fees, and $7 million of other restructuring costs. Acquisition‑related costs consisted of $2 million of transaction costs.
During the three months ended March 31, 2022, we recorded impairment and restructuring charges and acquisition‑related costs of $16 million, consisting of $12 million of restructuring charges, $1 million of impairment charges and $3 million of acquisition‑related costs. Restructuring charges consisted of $5 million of employee severance costs, $2 million related to the transition of various administrative functions to our GBC and $5 million of other restructuring costs. Acquisition‑related costs consisted of $3 million of transaction costs.
NOTE 6. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Senior unsecured notes:
6.125% due 2028	$2,500	$2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due July 2024	756	756
4.625% due September 2024	589	589
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	451	453
Unamortized issue costs and note discounts	(125)	(131)
Total long-term debt	15,083	15,079
Less: Current portion	148	145
Long-term debt, net of current portion	$14,935	$14,934
Senior Unsecured and Senior Secured Notes
At March 31, 2023, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $14.757 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and generally require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from July 2024 through November 2031.

Credit Agreement
We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended to date, the “Credit Agreement”) in March 2022 to, among other things, (1) decrease the aggregate revolving credit commitments from the previous limit of $1.900 billion to aggregate revolving credit commitments not to exceed $1.500 billion, subject to borrowing availability, (2) extend the scheduled maturity date to March 16, 2027, and (3) replace the London Interbank Offered Rate (LIBOR) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate.
Outstanding revolving loans accrue interest depending on the type of loan at either (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% per annum or (b) Term SOFR, Daily Simple SOFR or the Euro Interbank Offered Rate (EURIBOR) (each, as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% per annum and (in the case of Term SOFR and Daily Simple SOFR only) a credit spread adjustment of 0.10%, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts. At March 31, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at March 31, 2023.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. The scheduled maturity date of the LC Facility is September 12, 2024. Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At March 31, 2023, we had $116 million of standby letters of credit outstanding under the LC Facility.
NOTE 7. GUARANTEES
At March 31, 2023, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $207 million. We had a total liability of $187 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2023.
At March 31, 2023, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $105 million. Of the total, $29 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in the accompanying Condensed Consolidated Balance Sheet at March 31, 2023.
NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 include $14 million and $16 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.

Stock Options
The following table summarizes information about our outstanding stock options at March 31, 2023:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$18.99 to $20.609	293,796	4.4 years	$19.75
$20.61 to $35.430	167,151	5.8 years	$29.62
	460,947	4.9 years	$23.33
There was no activity related to our stock options during the three months ended March 31, 2023. During the three months ended March 31, 2022, there were 60,051 stock options exercised with an aggregate intrinsic value of $4 million. All outstanding options were vested and exercisable at March 31, 2023 and had an aggregate intrinsic value of $17 million.
Restricted Stock Units
The following table summarizes activity with respect to restricted stock units (“RSUs”) during the three months ended March 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2022	1,520,418	$66.36
Granted	678,748	$62.45
Performance-based adjustment	185,901	$48.97
Vested	(823,418)	$52.95
Forfeited	(26,660)	$56.31
Unvested at March 31, 2023	1,534,989	$65.58
In the three months ended March 31, 2023, we granted an aggregate of 864,649 RSUs that will vest and settle as follows:
•301,268 RSUs will vest and settle ratably over a three‑year period from the grant date;
•301,268 performance‑based RSUs will vest and settle as described below;
•185,901 RSUs that vested and settled immediately as a result of our level of achievement with respect to performance‑based RSUs granted in 2020;
•42,626 RSUs will vest and settle on the fifth anniversary of the grant date; and
•33,586 RSUs will vest and settle on December 31, 2023.
The vesting of the performance-based RSUs granted in the three months ended March 31, 2023 is contingent on our achievement of specified performance goals for the years 2023 to 2025. Provided the goals are achieved, these performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 225% of the 301,268 units granted, depending on our level of achievement with respect to the performance goals.
In the three months ended March 31, 2022, we granted an aggregate of 570,080 RSUs that will vest and settle as follows:
•281,955 performance-based RSUs will vest and settle as described below;
•228,239 RSUs will vest and settle ratably over a three‑year period from the grant date;
•53,716 RSUs granted to our former Executive Chairman that were scheduled to vest and be settled ratably over 11 quarterly periods from the grant date; and
•6,170 RSUs will vest and settle evenly on the third and fourth anniversaries of the grant date.
The vesting of the performance-based RSUs granted in the three months ended March 31, 2022 is contingent on our achievement of specified performance goals for the years 2022 to 2024. Provided the goals are achieved, these performance‑based RSUs will vest and settle on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 281,955 units granted, depending on our level of achievement with respect to the performance goals. The aggregate number of performance-based RSUs granted in 2022 included 53,716 RSUs granted to our former Executive Chairman. These performance-based RSUs, which vested at 100%, and the unvested portion of the 53,716 time-based RSUs granted during the same period vested and settled in October 2022 in accordance with the disability provisions of our stock incentive plan.
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

	Three Months Ended March 31,
	2023	2022
Expected volatility	53.6% - 65.6%	39.6% - 68.1%
Risk-free interest rate	4.5% - 4.8%	1.0% - 1.7%
At March 31, 2023, there were $63 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 2.2 years.
USPI Management Equity Plan
USPI maintains a separate restricted stock plan (the “USPI Management Equity Plan”) under which it grants RSUs representing a contractual right to receive one share of USPI’s non‑voting common stock in the future. The vesting of RSUs granted under the plan varies based on the terms of the underlying award agreement. Once the requisite holding period is met, during specified times, the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non‑voting common shares can be made in cash or in shares of Tenet’s common stock.
The following table summarizes RSU activity under the USPI Management Equity Plan during the three months ended March 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2022	922,840	$34.13
Vested	(303,171)	$34.13
Unvested at March 31, 2023	619,669	$34.13
USPI did not make any new grants under the USPI Management Equity Plan during the three months ended March 31, 2023 or 2022, and no shares were repurchased during the same three‑month periods. At March 31, 2023, there were 308,495 outstanding vested shares of non‑voting common stock eligible to be sold to USPI during the next open sale period.
NOTE 9. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2022	102,247	$8	$4,778	$(181)	$(803)	$(2,660)	$1,317	$2,459
Net income	—	—	—	—	143	—	74	217
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	2	—	—	—	17	19
Repurchases of common stock	(906)	—	—	—	—	(50)	—	(50)
Stock-based compensation expense and issuance of common stock	571	—	(6)	—	—	—	—	(6)
Balances at March 31, 2023	101,912	$8	$4,774	$(179)	$(660)	$(2,710)	$1,347	$2,580

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2021	107,189	$8	$4,877	$(233)	$(1,214)	$(2,410)	$1,026	$2,054
Net income	—	—	—	—	140	—	46	186
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(71)	(71)
Accretion of redeemable noncontrolling interests	—	—	(95)	—	—	—	—	(95)
Sales of businesses and noncontrolling interests, net	—	—	(7)	—	—	—	(1)	(8)
Stock-based compensation expense and issuance of common stock	499	—	(10)	—	—	—	—	(10)
Balances at March 31, 2022	107,688	$8	$4,765	$(233)	$(1,074)	$(2,410)	$1,000	$2,056
Noncontrolling Interests
Our noncontrolling interests balances at March 31, 2023 and December 31, 2022 were comprised of $131 million and $132 million, respectively, from our Hospital Operations segment, and $1.216 billion and $1.185 billion, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the three months ended March 31, 2023 and 2022 in the tables above were comprised of $5 million and $3 million, respectively, from our Hospital Operations segment and $69 million and $43 million, respectively, from our Ambulatory Care segment.
Share Repurchase Program
In October 2022, we announced that our board of directors had authorized the repurchase of up to $1 billion of our common stock through a share repurchase program that expires on December 31, 2024. Under the program, shares can be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors.
The table below summarizes transactions completed under the repurchase program during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through January 31, 2023	—	$—	—	$750
February 1 through February 28, 2023	—	$—	—	$750
March 1 through March 31, 2023	906	$55.03	906	$700
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

The table below presents our sources of net operating revenues:

	Three Months Ended March 31,
	2023	2022
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$613	$619
Medicaid	280	249
Managed care(1)	2,503	2,438
Uninsured	31	38
Indemnity and other	140	164
Total	3,567	3,508
Other revenues(2)	332	290
Hospital Operations total prior to inter-segment eliminations	3,899	3,798
Ambulatory Care	905	738
Conifer	324	324
Inter-segment eliminations	(107)	(115)
Net operating revenues	$5,021	$4,745

(1)	Includes Medicare and Medicaid managed care programs.
(2)	Primarily physician practices revenues.
Revenues related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) are presented in managed care net patient service revenues in the table above. Amounts we were assessed to support CHIRP following its approval in 2022 were presented in Medicaid revenues in prior periods, but have been reclassified to conform to the current‑year presentation in the same payer group as the revenues to more clearly reflect the results of our participation in this program. Assessments to support CHIRP totaled $26 million and $57 million for the three months ended March 31, 2023 and 2022, respectively.
The following tables present the composition of net operating revenues for our Ambulatory Care and Conifer segments:

	Three Months Ended March 31,
	2023	2022
Ambulatory Care:
Net patient service revenues	$868	$704
Management fees	30	29
Revenue from other sources	7	5
Ambulatory Care net operating revenues	$905	$738

	Three Months Ended March 31,
	2023	2022
Conifer:
Revenue cycle services – Tenet	$104	$112
Revenue cycle services – other clients	199	189
Other services – Tenet	3	3
Other services – other clients	18	20
Conifer net operating revenues	$324	$324

Performance Obligations
The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2023	2024	2025	2026	2027
Performance obligations	$5,926	$500	$603	$603	$603	$603	$3,014
The amounts in the table above primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, variable‑based rate escalators, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed‑fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends December 31, 2032.
NOTE 11. INSURANCE
Property Insurance
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are issued on an occurrence basis. For both the policy periods of April 1, 2022 through March 31, 2023 and April 1, 2023 through March 31, 2024, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $200 million for earthquakes in California, $200 million for all other earthquakes and a per‑occurrence sub‑limit of $200 million per named windstorm with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for earthquakes in California and named windstorms, and 2% of insured values for earthquakes in the New Madrid fault zone, each with a maximum deductible per claim of $25 million. All other covered losses are subject to a minimum deductible of $5 million per occurrence.
We also purchase cyber liability insurance from third parties. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information (the “Cybersecurity Incident”). We have filed a claim within our policy limits for the costs to remediate the issues, lost revenues from the associated business interruption and other related expenses. Insurance recoveries of $31 million related to this claim were received during the three months ended March 31, 2023, $27 million of which were recorded as net operating revenues.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At March 31, 2023 and December 31, 2022, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.066 billion and $1.045 billion, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $91 million and $81 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively.
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
Government Investigation of Detroit Medical Center
Detroit Medical Center (“DMC”) is subject to an ongoing investigation commenced in October 2017 by the U.S. Attorney’s Office for the Eastern District of Michigan and the Civil Division of the U.S. Department of Justice (“DOJ”) for potential violations of the Stark law, the Medicare and Medicaid anti‑kickback and antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act, and the federal False Claims Act related to DMC’s employment of nurse practitioners and physician assistants (“Mid‑Level Practitioners”) from 2006 through 2017. As previously disclosed, a media report was published in August 2017 alleging that 14 Mid‑Level Practitioners were terminated by DMC earlier in 2017 due to compliance concerns. The DOJ issued a civil investigative demand to DMC for documents and interrogatories in September 2021. In January 2023, we reached a settlement in principle with the DOJ to resolve this matter, subject to certain conditions, and were fully reserved for such potential settlement at March 31, 2023 and December 31, 2022.
Other Matters
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
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Three Months Ended March 31, 2023	$51	$4	$(5)	$—	$50
Three Months Ended March 31, 2022	$78	$20	$(36)	$2	$64
NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
We had a put/call agreement (the “Baylor Put/Call Agreement”) with Baylor that contained put and call options with respect to the 5% ownership interest Baylor previously held in USPI (the “Baylor Shares”). Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in our consolidated balance sheet. In June 2022, we entered into an agreement with Baylor (the “Share Purchase Agreement”) to purchase all of the Baylor Shares. Under the terms of the Share Purchase Agreement, we agreed to pay Baylor $406 million to buy its entire 5% voting ownership interest in USPI. We paid $11 million upon execution of the Share Purchase Agreement and are obligated to make a total of 35 additional non-interest bearing monthly payments of approximately $11 million, which payments commenced in August 2022. In June 2022, we recorded the present value of the purchase price as a liability on our balance sheet, with an offset to redeemable noncontrolling interest of $365 million for the carrying amount of the shares and $23 million to additional paid‑in capital for the difference between the carrying value and present value of the purchase price for the shares. At March 31, 2023, we had liabilities of $135 million recorded in other current liabilities and $159 million in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet for the purchase of these shares.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Three Months Ended March 31,
	2023	2022
Balances at beginning of period	$2,149	$2,203
Net income	79	94
Distributions paid to noncontrolling interests	(73)	(64)
Accretion of redeemable noncontrolling interests	—	95
Purchases and sales of businesses and noncontrolling interests, net	70	30
Balances at end of period	$2,225	$2,358
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	March 31, 2023	December 31, 2022
Hospital Operations	$230	$233
Ambulatory Care	1,414	1,357
Conifer	581	559
Redeemable noncontrolling interests	$2,225	$2,149

	Three Months Ended March 31,
	2023	2022
Hospital Operations	$—	$22
Ambulatory Care	57	56
Conifer	22	16
Net income available to redeemable noncontrolling interests	$79	$94
NOTE 14. INCOME TAXES
During the three months ended March 31, 2023, we recorded income tax expense of $84 million in on pre-tax income of $380 million compared to $99 million on pre-tax income of $378 million during the three months ended March 31, 2022. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended March 31,
	2023	2022
Tax expense at statutory federal rate of 21%	$80	$79
State income taxes, net of federal income tax benefit	16	14
Tax benefit attributable to noncontrolling interests	(32)	(29)
Stock-based compensation tax benefit	(2)	(2)
Changes in valuation allowance	19	32
Other items	3	5
Income tax expense	$84	$99
During the three months ended March 31, 2023 and 2022, we recorded income tax expense of $19 million and $32 million, respectively, to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense.
The Inflation Reduction Act of 2022 implemented a corporate alternative minimum tax (“CAMT”) of 15% on book income of certain large corporations effective for tax years beginning after December 31, 2022. We expect to be subject to the CAMT, however, we currently do not expect any material impact on our consolidated statement of operations.

There were no adjustments to our estimated liabilities for uncertain tax positions during the three months ended March 31, 2023. The total amount of unrecognized tax benefits as of March 31, 2023 was $34 million, of which $32 million, if recognized, would affect our effective tax rate and income tax expense from continuing operations.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. No interest or penalties related to accrued liabilities for uncertain tax positions are included for the three months ended March 31, 2023. Total accrued interest and penalties on unrecognized tax benefits at March 31, 2023 were $1 million.
As of March 31, 2023, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.
NOTE 15. EARNINGS PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$143	102,289	$1.40
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	(3)	3,717	(0.08)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$140	106,006	$1.32

Three Months Ended March 31, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$139	107,483	$1.29
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	3	4,537	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$142	112,020	$1.27
During the three months ended March 31, 2023, our convertible instruments consisted of an agreement related to the ownership interest in a Hospital Operations segment joint venture and RSUs issued under the USPI Management Equity Plan. During the same period in 2022, our convertible instruments consisted of the aforementioned joint venture agreement, RSUs issued under the USPI Management Equity Plan and the Baylor Put/Call Agreement. Additional information about the USPI Management Equity Plan and the Baylor Put/Call Agreement is included in Notes 8 and 13, respectively.
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

Non-Recurring Fair Value Measurements
The following table presents information about assets measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2023:
Long-lived assets held for sale	$142	$—	$142	$—

At December 31, 2022:
Long-lived assets held and used	$167	$—	$167	$—
Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At March 31, 2023 and December 31, 2022, the estimated fair value of our long‑term debt was approximately 95.8% and 92.8%, respectively, of the carrying value of the debt.
NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Current assets	$6	$3
Property and equipment	4	10
Other intangible assets	2	2
Goodwill	165	84
Other long-term assets	4	11
Previously held investments in unconsolidated affiliates	(37)	(18)
Current liabilities	(5)	(5)
Long-term liabilities	(8)	(19)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(56)	(28)
Noncontrolling interests	(14)	—
Cash paid, net of cash acquired	(48)	(40)
Gains on consolidations	$13	$—
The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $165 million from acquisitions completed during the three months ended March 31, 2023 was recorded in our Ambulatory Care segment. Approximately $2 million and $3 million in transaction costs related to prospective and closed acquisitions were expensed during the three‑month periods ended March 31, 2023 and 2022, respectively, and were included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Condensed Consolidated Statements of Operations.
We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2023 and 2022 are preliminary. We are in the process of assessing working capital balances, as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying Condensed Consolidated Financial Statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature.

During the three months ended March 31, 2023, we adjusted the initial purchase allocation of certain acquisitions completed in 2022 based on the results of completed valuations. These adjustments resulted in a net increase in goodwill of $1 million.
NOTE 18. SEGMENT INFORMATION
Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At March 31, 2023, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states, including the new acute care hospital we opened in September 2022 in South Carolina. Our Ambulatory Care segment is comprised of the operations of USPI. At March 31, 2023, USPI had ownership interests in 445 ambulatory surgery centers (305 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states. Effective June 30, 2022, we purchased all of the shares previously held by Baylor in USPI for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 13 for additional information about this transaction. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. At March 31, 2023, Conifer provided services to approximately 665 Tenet and non‑Tenet hospitals and other clients nationwide. Conifer provides revenue management, administrative support and various other services to Tenet hospitals. We believe the pricing terms for these services are commercially reasonable and consistent with estimated third‑party terms. At March 31, 2023, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.
The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	March 31, 2023	December 31, 2022
Assets:
Hospital Operations	$15,397	$15,682
Ambulatory Care	10,733	10,557
Conifer	937	917
Total	$27,067	$27,156

	Three Months Ended March 31,
	2023	2022
Capital expenditures:
Hospital Operations	$215	$132
Ambulatory Care	18	21
Conifer	2	2
Total	$235	$155

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,899	$3,798
Ambulatory Care	905	738
Conifer
Tenet	107	115
Other clients	217	209
Total Conifer revenues	324	324
Inter-segment eliminations	(107)	(115)
Total	$5,021	$4,745

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$3	$4
Ambulatory Care	47	42
Total	$50	$46

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA:
Hospital Operations	$405	$514
Ambulatory Care	340	282
Conifer	87	92
Total	$832	$888

Depreciation and amortization:
Hospital Operations	$181	$167
Ambulatory Care	27	27
Conifer	9	9
Total	$217	$203

Adjusted EBITDA	$832	$888
Depreciation and amortization	(217)	(203)
Impairment and restructuring charges, and acquisition-related costs	(21)	(16)
Litigation and investigation costs	(4)	(20)
Interest expense	(221)	(227)
Loss from early extinguishment of debt	—	(43)
Other non-operating expense, net	(2)	—
Net gains (losses) on sales, consolidation and deconsolidation of facilities	13	(1)
Income from continuing operations, before income taxes	$380	$378

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS
The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to give context to the analysis of our financial information, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:
•Management Overview
•Forward-Looking Statements
•Sources of Revenue for Our Hospital Operations Segment
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, imaging centers, ancillary outpatient facilities, micro‑hospitals and physician practices. At March 31, 2023, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states. Our Hospital Operations segment also included 109 other outpatient facilities at March 31, 2023, the majority of which are provider‑based and freestanding imaging centers, off‑campus hospital emergency departments and micro-hospitals, and provider‑based ambulatory surgery centers (each, an “ASC”).
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 445 ASCs (305 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states at March 31, 2023. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; and urology. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor University Medical Center (“Baylor”) held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%.
Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Holdings, Inc. subsidiary (“Conifer”). At March 31, 2023, Conifer provided services to approximately 665 Tenet and non‑Tenet hospitals and other clients nationwide. Almost all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, or by one of its direct or indirect wholly owned subsidiaries.
Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per‑adjusted‑admission and per‑adjusted‑patient‑day amounts). Continuing operations information includes, with respect to our Hospital Operations segment, the results of our same 60 hospitals operated throughout the three months ended March 31, 2023 and 2022, as well as the results of Piedmont Medical Center Fort Mill (“PMC Fort Mill Hospital”), the new acute care hospital we opened in South Carolina in September 2022. Continuing operations information excludes the results of our hospitals and other businesses classified as discontinued operations for accounting purposes. We believe this presentation is useful to investors because it includes the operations of all facilities in continuing operations for the entire time that we owned and operated them during the relevant period. In addition, continuing operations information reflects the impact of the addition or disposition of individual hospitals and other operations on our volumes, revenues and expenses. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable, and we present certain metrics on a per‑adjusted‑admission and per‑adjusted‑patient‑day basis to show trends other than volume.
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes the results of our same 60 hospitals operated throughout the three months ended March 31, 2023 and 2022, and excludes the results of our PMC Fort Mill Hospital. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
Ongoing Impact of the COVID-19 Pandemic—The COVID‑19 pandemic continued to adversely impact various aspects of our operations during the three months ended March 31, 2023, although to a lesser extent than previously experienced. Regional changes in the prevalence of COVID‑19 infections and related patient acuity impact our patient volumes, service mix, revenue mix, operating expenses and net operating revenues. We have taken a number of actions over the past several years to increase our liquidity and mitigate the impact of fluctuations in our patient volumes and in our service mix and revenue mix.
Staffing and Labor Trends—We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. The COVID‑19 pandemic exacerbated this shortage as more employees chose to retire early, leave the workforce or take travel assignments.
Over the past several years, we have had to rely on higher-cost contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. We also depend on the available labor pool of semi‑skilled and unskilled workers in each of the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees. Although we continue to incur a higher level of contract labor expense than we have historically, our recruitment and retention efforts drove a reduction in this expense during the three months ended March 31, 2023.
Inflation and Other General Economic Conditions—Our business has been impacted by the rise in inflation and its effect on salaries, wages and benefits, as well as other costs. Additional economic factors, including unemployment rates and consumer spending, affect our patient volumes, service mix and revenue mix. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services. Any deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations.
We have also experienced significant price increases in medical supplies, and we have encountered supply-chain disruptions, including shortages and delays, caused by current economic conditions. In addition, our Ambulatory Care segment has been impacted by shipment delays in construction materials and capital equipment with respect to its de novo facility development efforts, which are a key part of our portfolio expansion strategy.
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

During the years ended December 31, 2022 and 2021, we invested $264 million and $1.315 billion, respectively, to acquire ownership interests in new ASCs, increase our ownership interests in existing facilities and invest in de novo facilities. During the three months ended March 31, 2023, we acquired controlling ownership interests in three ASCs in which we did not have a previous investment, and we opened two de novo ASCs. We also continue to prioritize increasing our investment in our unconsolidated facilities. During the three months ended March 31, 2023, we acquired controlling ownership interests in four of our unconsolidated ASCs, allowing us to consolidate them.
Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑efficiency measures, and we continue to transition certain support operations to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the three months ended March 31, 2023, and we could incur additional restructuring charges in the future.
We regularly review the marginal costs of providing certain services, and we use analytics to manage our operations and make staffing decisions. We also exit service lines, businesses and markets that we believe are no longer a core part of our long‑term growth and synergy strategies. In January 2023, we entered into a definitive agreement to sell our 51% ownership interest in San Ramon Regional Medical Center and certain related operations to our joint venture partner. We expect the transaction to be completed in 2023, subject to regulatory review and customary closing conditions. We intend to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher‑return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.
We also seek advantageous opportunities to grow our portfolio of hospitals and other healthcare facilities. In September 2022, we opened PMC Fort Mill Hospital, a new acute care hospital located in South Carolina. This 100-bed facility includes an emergency department, multi-specialty operating rooms, an intensive care unit, and labor and delivery rooms.
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
Driving Conifer’s Growth—Conifer serves approximately 665 Tenet and non‑Tenet hospitals and other clients nationwide. In addition to providing revenue cycle management services to health systems and physicians, Conifer provides support to both providers and self‑insured employers seeking assistance with clinical integration, financial risk management and population health management. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value‑based care service offerings through organic development and small acquisitions; (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value‑based care environment to drive competitive differentiation; and (5) maximizing opportunities through automation and offshoring to improve the effectiveness and efficiency of Conifer’s services.
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
Reducing Our Leverage Over Time—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (as amended to date, the “Credit Agreement”), of which we currently have none. In addition, the maturity dates of our notes are staggered from 2024 through 2031. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.
Repurchasing Stock—In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program. Repurchases will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in open-market or privately negotiated transactions, subject to market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration date of December 31, 2024. We paid approximately $50 million to repurchase a total of 906,346 shares during the three months ended March 31, 2023, or an average of $55.03 per share.
Our ability to execute on our strategies and respond to the aforementioned trends in the current operating environment is subject to numerous risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2022 (our “Annual Report”).

RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	61	60	1	(1)
Total admissions	133,960	127,781	4.8%
Adjusted admissions(2)	244,973	227,933	7.5%
Paying admissions (excludes charity and uninsured)	128,094	121,802	5.2%
Charity and uninsured admissions	5,866	5,979	(1.9)%
Admissions through emergency department	101,451	97,688	3.9%
Emergency department visits, outpatient	531,328	500,659	6.1%
Total emergency department visits	632,779	598,347	5.8%
Total surgeries	86,590	84,166	2.9%
Patient days — total	703,723	705,627	(0.3)%
Adjusted patient days(2)	1,236,417	1,224,824	0.9%
Average length of stay (days)	5.25	5.52	(4.9)%
Average licensed beds	15,472	15,395	0.5%
Utilization of licensed beds(3)	50.5%	50.9%	(0.4)%	(1)
Total visits	1,380,062	1,373,188	0.5%
Paying visits (excludes charity and uninsured)	1,308,135	1,295,352	1.0%
Charity and uninsured visits	71,927	77,836	(7.6)%
Ambulatory Care:
Total consolidated facilities (at end of period)	313	261	52	(1)
Total consolidated cases	370,829	300,320	23.5%

(1)	The change is the difference between the 2023 and 2022 amounts presented.
(2)	Adjusted admissions/patient days represents actual admissions/patient days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by the number of days in the period divided by average licensed beds.
Total admissions increased by 6,179, or 4.8%, and total surgeries increased by 2,424, or 2.9%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Total emergency department visits increased by 5.8% during the three‑month period in 2023 compared to the same period in 2022. The increase in our Ambulatory Care segment’s total consolidated cases of 23.5% in the three months ended March 31, 2023, as compared to the same period in 2022, is primarily attributable to incremental case volume from our recently acquired facilities and same‑facility case growth, partially offset by the impact of the closure and deconsolidation of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
Revenues	2023	2022
Hospital Operations prior to inter-segment eliminations	$3,899	$3,798	2.7%
Ambulatory Care	905	738	22.6%
Conifer	324	324	—%
Inter-segment eliminations	(107)	(115)	(7.0)%
Total	$5,021	$4,745	5.8%
Consolidated net operating revenues increased by $276 million, or 5.8%, in the three months ended March 31, 2023 compared to the same period in 2022. The increase of $101 million, or 2.7%, in our Hospital Operations segment’s net operating revenues prior to inter‑segment eliminations for the three‑month period in 2023 compared to the same period in 2022 was primarily due to the opening of our PMC Fort Mill Hospital in September 2022, higher patient and surgical volumes, and negotiated commercial rate increases. Net operating revenues in our Ambulatory Care segment increased $167 million, or 22.6%, in the three months ended March 31, 2023 compared to the same period in 2022. This increase was driven by our recently acquired ASCs, an increase in case volume and higher net revenue per case, partially offset by the impact of the closure and deconsolidation of certain facilities. Conifer’s revenues, net of inter‑segment eliminations, increased $8 million, or 3.8%, during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to contractual rate increases and new business expansion. During the three months ended March 31, 2023 and 2022, we recognized grant income of $3 million and $6 million, respectively, which amounts are not included in net operating revenues.
Our accounts receivable days outstanding (“AR Days”) from continuing operations were 56.1 days at March 31, 2023 and 58.3 days at December 31, 2022. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. The AR Days calculation includes our Hospital Operations segment’s contract assets and excludes our California provider fee revenues.
The following table provides information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Hospital Operations:
Salaries, wages and benefits	$1,850	$1,820	1.6%
Supplies	633	583	8.6%
Other operating expenses	910	774	17.6%
Total	$3,393	$3,177	6.8%
Ambulatory Care:
Salaries, wages and benefits	$235	$194	21.1%
Supplies	257	201	27.9%
Other operating expenses	120	105	14.3%
Total	$612	$500	22.4%
Conifer:
Salaries, wages and benefits	$173	$168	3.0%
Supplies	1	1	—%
Other operating expenses	63	63	—%
Total	$237	$232	2.2%
Total:
Salaries, wages and benefits	$2,258	$2,182	3.5%
Supplies	891	785	13.5%
Other operating expenses	1,093	942	16.0%
Total	$4,242	$3,909	8.5%
Rent/lease expense(1):
Hospital Operations	$66	$70	(5.7)%
Ambulatory Care	30	27	11.1%
Conifer	3	3	—%
Total	$99	$100	(1.0)%

(1)	Included in other operating expenses.
The following table provides information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Hospital Operations:
Salaries, wages and benefits per adjusted admission(1)	$7,553	$7,985	(5.4)%
Supplies per adjusted admission(1)	2,585	2,557	1.1%
Other operating expenses per adjusted admission(1)	3,712	3,393	9.4%
Total per adjusted admission	$13,850	$13,935	(0.6)%

(1)	Adjusted admissions represents actual admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits expense for our Hospital Operations segment increased $30 million, or 1.6%, in the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily attributable to higher patient and surgical volumes and annual merit increases for certain of our employees, partially offset by a decrease in contract labor expense and lower incentive compensation. On a per‑adjusted‑admission basis, salaries, wages and benefits expense decreased by 5.4% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher patient volumes and lower contract labor and incentive compensation expense during the 2023 period.
Supplies expense for our Hospital Operations segment increased $50 million, or 8.6%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was driven by higher patient volumes and acuity, as well as the impact of general market conditions and inflation, partially offset by our cost‑efficiency measures. On a per‑adjusted‑admission basis, supplies expense increased by 1.1% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Other operating expenses for our Hospital Operations segment increased $136 million, or 17.6%, in the three months ended March 31, 2023 compared to the same period in 2022. Other operating expenses for the three months ended March 31, 2022 were reduced by a gain of $69 million from the sale of several office buildings; whereas net gains recognized during the same period in 2023 were $9 million. Higher medical fees during the three months ended March 31, 2023 also contributed to the year-over-year increase in other operating expenses. On a per‑adjusted‑admission basis, other operating expenses in the three months ended March 31, 2023 increased by 9.4% compared to the same period in 2022, primarily due to the factors described above.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $766 million at March 31, 2023 compared to $858 million at December 31, 2022. Significant cash flow items in the three months ended March 31, 2023 included:
•Net cash provided by operating activities before interest, taxes, discontinued operations, and restructuring charges, acquisition‑related costs, and litigation costs and settlements of $650 million;
•Capital expenditures of $235 million;
•Interest payments of $177 million;
•$134 million of distributions paid to noncontrolling interests;
•$50 million of payments to repurchase a total of 906,346 shares of our common stock under the share repurchase program;
•$48 million of payments for purchases of businesses or joint venture interests; and
•Debt payments of $45 million.
Net cash provided by operating activities was $449 million in the three months ended March 31, 2023 compared to $228 million in the three months ended March 31, 2022. This increase was primarily attributable to Medicare advances recouped or repaid of $194 million in the 2022 period compared to no amounts recouped or repaid in the 2023 period, as well as the timing of other working capital items.
FORWARD-LOOKING STATEMENTS
This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward‑looking statements, including (but not limited to) disclosure regarding (1) the impact of the COVID-19 pandemic, (2) our future earnings, financial position, and operational and strategic initiatives, and (3) developments in the healthcare industry. Forward‑looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward‑looking statements. Such factors include, but are not limited to, the risks described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.

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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources:

	Three Months Ended March 31,		Increase (Decrease)(1)
	2023	2022
Medicare	17.2%	17.6%	(0.4)%
Medicaid	7.8%	7.1%	0.7%
Managed care(2)	70.2%	69.5%	0.7%
Uninsured	0.9%	1.1%	(0.2)%
Indemnity and other	3.9%	4.7%	(0.8)%

(1)	The change is the difference between the 2023 and 2022 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Revenues related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) are presented in managed care net patient service revenues in the table above. Amounts we were assessed to support CHIRP following its approval in 2022 were presented in Medicaid revenues in prior periods but have been reclassified to conform to the current‑year presentation in the same payer group as the revenues to more clearly reflect the results of our participation in this program. Assessments to support CHIRP totaled $26 million and $57 million for the three months ended March 31, 2023 and 2022, respectively.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources, is presented below:

	Three Months Ended March 31,		Increase (Decrease)(1)
Admissions from:	2023	2022
Medicare	20.7%	21.5%	(0.8)%
Medicaid	4.8%	5.6%	(0.8)%
Managed care(2)	66.8%	64.8%	2.0%
Charity and uninsured	4.4%	4.7%	(0.3)%
Indemnity and other	3.3%	3.4%	(0.1)%

(1)	The change is the difference between the 2023 and 2022 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
GOVERNMENT PROGRAMS
The Centers for Medicare & Medicaid Services (“CMS”) is an agency of the U.S. Department of Health and Human Services that administers a number of government programs authorized by federal law; it is the single largest payer of healthcare services in the United States. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co‑administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The Children’s Health Insurance Program (“CHIP”), which is also co‑administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year (“FFY”) 2029.
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $613 million and $619 million for the three months ended March 31, 2023 and 2022, respectively.
A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 18.8% of the total net patient service revenues of our acute care hospitals and related outpatient facilities for both of the three‑month periods ended March 31, 2023 and 2022. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the three months ended March 31, 2023 and 2022, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $205 million and $176 million, respectively.
Even prior to the COVID‑19 pandemic, several states in which we operate faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted supplemental payment programs authorized under the Social Security Act. Continuing pressure on state budgets and other factors, including legislative and regulatory changes, could result in future reductions to Medicaid payments, payment delays or changes to Medicaid supplemental payment programs. Federal government denials or delayed approvals of waiver applications or extension requests by the states where we operate could materially impact our Medicaid funding levels.
Total Medicaid and Medicaid managed care net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the three months ended March 31, 2023 and 2022 were $672 million and $659 million, respectively. During the three months ended March 31, 2023, Medicaid and Medicaid managed care revenues comprised 42% and 58%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Medicaid managed care patient service revenues are presented net of provider taxes or assessments paid by our hospitals.
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
Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the FFY. In April 2023, CMS issued proposed changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2024 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following proposed payment and policy changes, among others:
•A market basket increase of 3.0% for Medicare severity‑adjusted diagnosis‑related group (“MS‑DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also proposed a 0.2% multifactor productivity reduction required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), that results in a net operating payment update of 2.8% before budget neutrality adjustments;
•An increase in the cost outlier threshold from $38,859 to $40,732;
•A 4.5% net increase in the capital federal MS‑DRG rate;
•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share hospital payments (“UC‑DSH Amounts”); and
•The inclusion of certain rural reclassified hospitals with geographically rural hospitals in the calculation of the rural wage index and the calculation of the wage index floor for urban hospitals in the same state.
According to CMS, the combined impact of the proposed payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 2.8% increase in Medicare operating MS‑DRG FFS payments for hospitals in urban areas and an average 2.8% increase in such payments for proprietary hospitals in FFY 2024. We estimate that all of the proposed payment and policy changes affecting operating MS‑DRG and UC‑DSH Amounts will result in a 3.7% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $59 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, as well as potential changes to the Proposed IPPS Rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.
Public Health and Social Services Emergency Fund—During the three months ended March 31, 2023 and 2022, our Hospital Operations and Ambulatory Care segments recognized a combined total of $3 million and $6 million, respectively, of grant income from federal and state programs associated with lost revenues and COVID‑related costs. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income in our condensed consolidated statements of operations. We cannot predict whether additional distributions of grant funds will be authorized, and we cannot provide any assurances regarding the amount of grant income, if any, to be recognized in the future.
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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended March 31, 2023 and 2022 was $2.503 billion and $2.438 billion, respectively. Our top 10 managed care payers generated 64% of our managed care net patient service revenues for the three months ended March 31, 2023. During the same period, national payers generated 44% of our managed care net patient service revenues; the remainder came from regional or local payers. At March 31, 2023 and December 31, 2022, 67% and 66%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2023, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $18 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the three months ended March 31, 2023. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future, subject to incremental pricing improvements to address inflationary pressures. In the three months ended March 31, 2023, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 101% higher than our aggregate yield on a per‑admission basis from government payers, including managed Medicare and Medicaid insurance plans.
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
Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both March 31, 2023 and December 31, 2022, 5% of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Laws and Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.
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
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended March 31,
	2023	2022
Uninsured patients	$123	$122
Charity care patients	24	21
Total	$147	$143

RESULTS OF OPERATIONS
The following tables present our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Net operating revenues:
Hospital Operations	$3,899	$3,798	$101
Ambulatory Care	905	738	167
Conifer	324	324	—
Inter-segment eliminations	(107)	(115)	8
Net operating revenues	5,021	4,745	276
Grant income	3	6	(3)
Equity in earnings of unconsolidated affiliates	50	46	4
Operating expenses:
Salaries, wages and benefits	2,258	2,182	76
Supplies	891	785	106
Other operating expenses, net	1,093	942	151
Depreciation and amortization	217	203	14
Impairment and restructuring charges, and acquisition-related costs	21	16	5
Litigation and investigation costs	4	20	(16)
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(13)	1	(14)
Operating income	$603	$648	$(45)

	Three Months Ended March 31,		Increase (Decrease)(1)
	2023	2022
Net operating revenues	100.0%	100.0%	—%
Grant income	0.1%	0.1%	—%
Equity in earnings of unconsolidated affiliates	1.0%	1.0%	—%
Operating expenses:
Salaries, wages and benefits	45.0%	46.0%	(1.0)%
Supplies	17.7%	16.5%	1.2%
Other operating expenses, net	21.9%	19.9%	2.0%
Depreciation and amortization	4.3%	4.3%	—%
Impairment and restructuring charges, and acquisition-related costs	0.4%	0.3%	0.1%
Litigation and investigation costs	0.1%	0.4%	(0.3)%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(0.3)%	—%	(0.3)%
Operating income	12.0%	13.7%	(1.7)%

(1)	The change is the difference between the 2023 and 2022 percentages presented.

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by operating segment on a continuing operations basis:

	Three Months Ended March 31, 2023
	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,792	$905	$324
Grant income	3	—	—
Equity in earnings of unconsolidated affiliates	3	47	—
Operating expenses:
Salaries, wages and benefits	1,850	235	173
Supplies	633	257	1
Other operating expenses, net	910	120	63
Depreciation and amortization	181	27	9
Impairment and restructuring charges, and acquisition-related costs	14	3	4
Litigation and investigation costs	3	1	—
Net gains on sales, consolidation and deconsolidation of facilities	—	(13)	—
Operating income	$207	$322	$74

Net operating revenues	100.0%	100.0%	100.0%
Grant income	0.1%	—%	—%
Equity in earnings of unconsolidated affiliates	0.1%	5.2%	—%
Operating expenses:
Salaries, wages and benefits	48.8%	26.0%	53.4%
Supplies	16.7%	28.4%	0.3%
Other operating expenses, net	23.9%	13.2%	19.5%
Depreciation and amortization	4.8%	3.0%	2.8%
Impairment and restructuring charges, and acquisition-related costs	0.4%	0.3%	1.2%
Litigation and investigation costs	0.1%	0.1%	—%
Net gains on sales, consolidation and deconsolidation of facilities	—%	(1.4)%	—%
Operating income	5.5%	35.6%	22.8%

	Three Months Ended March 31, 2022
	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,683	$738	$324
Grant income	4	2	—
Equity in earnings of unconsolidated affiliates	4	42	—
Operating expenses:
Salaries, wages and benefits	1,820	194	168
Supplies	583	201	1
Other operating expenses, net	774	105	63
Depreciation and amortization	167	27	9
Impairment and restructuring charges, and acquisition-related costs	12	3	1
Litigation and investigation costs	8	—	12
Net losses on sales, consolidation and deconsolidation of facilities	1	—	—
Operating income	$326	$252	$70

Net operating revenues	100.0%	100.0%	100.0%
Grant income	0.1%	0.3%	—%
Equity in earnings of unconsolidated affiliates	0.1%	5.7%	—%
Operating expenses:
Salaries, wages and benefits	49.4%	26.3%	51.9%
Supplies	15.8%	27.2%	0.3%
Other operating expenses, net	21.1%	14.3%	19.4%
Depreciation and amortization	4.5%	3.7%	2.8%
Impairment and restructuring charges, and acquisition-related costs	0.3%	0.4%	0.3%
Litigation and investigation costs	0.2%	—%	3.7%
Net losses on sales, consolidation and deconsolidation of facilities	—%	—%	—%
Operating income	8.9%	34.1%	21.6%

Consolidated net operating revenues increased by $276 million, or 5.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our Hospital Operations segment’s net operating revenues net of inter‑segment eliminations increased by $109 million, or 3.0%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily attributable to the opening of our PMC Fort Mill Hospital in September 2022, higher patient and surgical volumes, and negotiated commercial rate increases. Our Hospital Operations segment also recognized income from state grants totaling $3 million during the three months ended March 31, 2023 and $4 million from federal and state grants during the three months ended March 31, 2022, which are not included in net operating revenues.
Our Ambulatory Care segment’s net operating revenues increased by $167 million, or 22.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was driven by an increase from acquisitions of $98 million, as well as higher same‑facility net operating revenues of $85 million due primarily to increases in case volume and net revenue per case. These increases were partially offset by a decrease of $16 million due to the closure and deconsolidation of certain facilities. Our Ambulatory Care segment did not recognize any grant revenue during the three months ended March 31, 2023 compared to $2 million of grant revenue during the three months ended March 31, 2022.
Conifer’s revenues from third‑party clients, which revenues are not eliminated in consolidation, increased $8 million, or 3.8%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily due to contractual rate increases and new business expansion.
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

Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2023	2022
Number of hospitals (at end of period)	60	60	—	(1)
Total admissions	133,213	127,782	4.3%
Adjusted admissions(2)	243,243	227,933	6.7%
Paying admissions (excludes charity and uninsured)	127,407	121,797	4.6%
Charity and uninsured admissions	5,806	5,985	(3.0)%
Admissions through emergency department	100,728	97,684	3.1%
Paying admissions as a percentage of total admissions	95.6%	95.3%	0.3%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.4%	4.7%	(0.3)%	(1)
Emergency department admissions as a percentage of total admissions	75.6%	76.4%	(0.8)%	(1)
Surgeries — inpatient	33,848	32,908	2.9%
Surgeries — outpatient	52,253	51,258	1.9%
Total surgeries	86,101	84,166	2.3%
Patient days — total	700,973	705,623	(0.7)%
Adjusted patient days(2)	1,230,048	1,224,824	0.4%
Average length of stay (days)	5.26	5.52	(4.7)%
Licensed beds (at end of period)	15,372	15,395	(0.1)%
Average licensed beds	15,372	15,395	(0.1)%
Utilization of licensed beds(3)	50.7%	50.9%	(0.2)%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.
(2)	Adjusted admissions/patient days represents actual admissions/patient days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Outpatient Visits	2023	2022
Total visits	1,373,831	1,373,188	—%
Paying visits (excludes charity and uninsured)	1,302,493	1,295,450	0.5%
Charity and uninsured visits	71,338	77,738	(8.2)%
Emergency department visits	526,530	500,665	5.2%
Surgery visits	52,253	51,258	1.9%
Paying visits as a percentage of total visits	94.8%	94.3%	0.5%	(1)
Charity and uninsured visits as a percentage of total visits	5.2%	5.7%	(0.5)%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Revenues	2023	2022
Total segment net operating revenues	$3,772	$3,682	2.4%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,547	$3,507	1.1%
Net patient service revenue per adjusted admission(1)	$14,582	$15,386	(5.2)%
Net patient service revenue per adjusted patient day(1)	$2,884	$2,863	0.7%

(1)	Adjusted admissions/patient days represents actual admissions/patient days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital		Increase
	Three Months Ended March 31,
Selected Operating Expenses	2023	2022
Salaries, wages and benefits	$1,843	$1,822	1.2%
Supplies	631	584	8.0%
Other operating expenses	903	773	16.8%
	$3,377	$3,179	6.2%

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)(1)
Selected Operating Expenses as a Percentage of Net Operating Revenues	2023	2022
Salaries, wages and benefits as a percentage of net operating revenues	48.9%	49.5%	(0.6)%
Supplies as a percentage of net operating revenues	16.7%	15.9%	0.8%
Other operating expenses as a percentage of net operating revenues	23.9%	21.0%	2.9%

(1)	The change is the difference between the 2023 and 2022 amounts presented.
Revenues
Same‑hospital net operating revenues increased by $90 million, or 2.4%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher patient and surgical volumes, as well as negotiated commercial rate increases. Our Hospital Operations segment also recognized income totaling $3 million and $4 million from federal and state grants in the three months ended March 31, 2023 and 2022, respectively, which is not included in net operating revenues. Same‑hospital admissions increased 4.3% in the three months ended March 31, 2023 compared to the same period in 2022.
The following table presents our consolidated net accounts receivable by payer:

	March 31, 2023	December 31, 2022
Medicare	$164	$166
Medicaid	43	44
Net cost report settlements receivable and valuation allowances	44	48
Managed care	1,653	1,661
Self-pay uninsured	36	35
Self-pay balance after insurance	93	92
Estimated future recoveries	150	149
Other payers	291	315
Total Hospital Operations	2,474	2,510
Ambulatory Care	409	433
Accounts receivable, net	$2,883	$2,943
The collection of accounts receivable is a key area of focus for our business. At March 31, 2023, our Hospital Operations segment collection rate on self‑pay accounts was approximately 29.6%. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at March 31, 2023, a 10% decrease or increase in our self‑pay collection rate, or approximately 3.0%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $11 million. There are various factors that can impact collection trends, such as changes in the economy and inflation, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which were affected by the pandemic, continuously change and can have an impact on collection trends and our estimation process.
We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 95.8% at March 31, 2023.

We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following table presents the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.430 billion and $2.462 billion at March 31, 2023 and December 31, 2022, respectively. Cost report settlements receivable, net of payables and valuation allowances, of $44 million and $48 million at March 31, 2023 and December 31, 2022, respectively, are excluded from the table.

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At March 31, 2023:
0-60 days	92%	37%	57%	22%	52%
61-120 days	4%	26%	17%	14%	15%
121-180 days	1%	15%	9%	9%	9%
Over 180 days	3%	22%	17%	55%	24%
Total	100%	100%	100%	100%	100%

At December 31, 2022:
0-60 days	90%	34%	56%	22%	50%
61-120 days	5%	28%	16%	15%	15%
121-180 days	2%	16%	9%	7%	9%
Over 180 days	3%	22%	19%	56%	26%
Total	100%	100%	100%	100%	100%
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
Patient advocates from Conifer’s Eligibility and Enrollment Services program (“EES”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the EES, net of appropriate implicit price concessions. Based on recent trends, approximately 98% of all accounts in the EES are ultimately approved for benefits under a government program, such as Medicaid.
The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program by aging category:

	March 31, 2023	December 31, 2022
0-60 days	$65	$79
61-120 days	10	18
121-180 days	5	3
Over 180 days	6	6
Total	$86	$106
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $21 million, or 1.2%, in the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily attributable to higher patient and surgical volumes and annual merit increases for certain of our employees. A decrease in contract labor expense, driven by our focus on recruiting initiatives, and lower incentive compensation partially mitigated the year-over-year increase in same‑hospital salaries, wages and benefits expense. As a percentage of net operating revenues, same‑hospital salaries, wages and benefits decreased by 60 basis points to 48.9% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher patient volumes and lower contract labor and incentive compensation expense during the 2023 period.

Salaries, wages and benefits expense for the three months ended March 31, 2023 and 2022 included stock‑based compensation expense of $10 million and $12 million, respectively.
Supplies
Same‑hospital supplies expense increased by $47 million, or 8.0%, in the three months ended March 31, 2023 compared to the same period in 2022. This increase was driven by higher patient and surgical volumes during the three‑month period in 2023, as well as the impact of general market conditions and inflation, and was partially offset by our cost‑efficiency measures, including those described below. Same‑hospital supplies expense as a percentage of net operating revenues increased by 80 basis points to 16.7% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $130 million, or 16.8%, in the three months ended March 31, 2023 compared to the same period in 2022. Other operating expenses for the three months ended March 31, 2022 were reduced by a gain of $69 million from the sale of several office buildings; whereas net gains recognized during the same period in 2023 were $9 million. The changes in other operating expenses also included:
•increased medical fees of $26 million; and
•increased repair and maintenance costs of $11 million.
Same‑hospital other operating expenses as a percentage of net operating revenues increased by 290 basis points to 23.9% for the three months ended March 31, 2023 compared to 21.0% for the three months ended March 31, 2022 due to the items described above.
Ambulatory Care Segment
Our Ambulatory Care segment is comprised of USPI’s ASCs and surgical hospitals. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. In most cases, we hold ownership interests in the facilities and operate them through a separate legal entity. USPI operates facilities on a day‑to‑day basis through management services contracts. Our sources of earnings from each facility consist of:
•management and administrative services revenues from the facilities USPI operates through management services contracts, computed as a percentage of each facility’s net revenues; and
•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.
Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment holds an ownership interest in (156 of 469 facilities at March 31, 2023), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 313 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries. The net profit attributable to owners other than USPI is classified within net income available to noncontrolling interests. For unconsolidated affiliates, our statements of operations reflect our earnings in two line items:
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
Our Ambulatory Care segment’s operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 67% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.
Results of Operations
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Net operating revenues	$905	$738	22.6%
Grant income	$—	$2	(100.0)%
Equity in earnings of unconsolidated affiliates	$47	$42	11.9%
Salaries, wages and benefits	$235	$194	21.1%
Supplies	$257	$201	27.9%
Other operating expenses, net	$120	$105	14.3%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $167 million, or 22.6%, during the three months ended March 31, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $98 million, as well as higher same‑facility net operating revenues of $85 million due primarily to increases in case volume and net revenue per case. These increases were partially offset by a decrease of $16 million due to the closure and deconsolidation of certain facilities.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $41 million, or 21.1%, during the three months ended March 31, 2023 compared to the same period in 2022. This change was driven by an increase from acquisitions of $20 million, as well as an increase in same‑facility salaries, wages and benefits expense of $23 million, partially offset by a decrease of $2 million due to the closure and deconsolidation of certain facilities. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 26.0% for the three months ended March 31, 2023 from 26.3% for the same period in 2022. Salaries, wages and benefits expense included $4 million and $3 million of stock‑based compensation expense in the three months ended March 31, 2023 and 2022, respectively.
Supplies
Supplies expense increased by $56 million, or 27.9%, during the three months ended March 31, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $33 million, as well as an increase in same‑facility supplies expense of $25 million due primarily to higher case volume, partially offset by a decrease of $2 million attributable to the closure and deconsolidation of certain facilities. Supplies expense as a percentage of net operating revenues was 28.4% for the three months ended March 31, 2023 compared to 27.2% for the same period in 2022.
Other Operating Expenses, Net
Other operating expenses increased by $15 million, or 14.3%, during the three months ended March 31, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $15 million and an increase in same‑facility other operating expenses of $1 million, partially offset by a decrease of $1 million attributable to the closure and deconsolidation of certain facilities. Other operating expenses as a percentage of net operating revenues decreased to 13.2% for the three months ended March 31, 2023 from 14.3% for the same period in 2022.

Facility Growth
The following table presents the year‑over‑year changes in our same‑facility revenue and cases on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities. While we do not record the revenues of unconsolidated facilities, we believe this information is important in understanding the financial performance of our Ambulatory Care segment because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates.

Three Months Ended March 31, 2023
Net revenues	9.3%
Cases	7.9%
Net revenue per case	1.3%
Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a health system partner. Accordingly, as of March 31, 2023, the majority of facilities in our Ambulatory Care segment were operated in this model. The table below provides information about the ownership structure of the facilities operated by our Ambulatory Care segment:

March 31, 2023
Owned with a health system partner	208
Owned without a health system partner	261
Total	469
Facility Acquisitions and Investment
The table below presents the aggregate amounts we paid to acquire various ownership interests in ambulatory care facilities:

	Three Months Ended March 31,
	2023	2022
Controlling interests	$48	$40
Equity investment in unconsolidated affiliates and consolidated facilities	3	9
Total	$51	$49
The table below reflects the change in the number of facilities operated by our Ambulatory Care segment since December 31, 2022:

Three Months Ended March 31, 2023
Acquisitions	3
De novo	2
Dispositions/Mergers	(2)
Total increase in number of facilities operated	3
During the three months ended March 31, 2023, we acquired controlling interests in three ASCs, located in Arizona, California and Washington, in which we did not have a previous investment. Two of these facilities are jointly owned with physicians, and one is jointly owned with a health system partner and physicians. We also acquired controlling ownership interests in four previously unconsolidated ASCs, each located in a different state, during the three months ended March 31, 2023. We paid an aggregate of $48 million to acquire controlling ownership interests in all of the aforementioned facilities.
We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2023, we invested approximately $3 million in such transactions.

Conifer Segment
The following table presents selected revenue and expense information for our Conifer segment:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Revenue cycle and other services – Tenet	$107	$115	(7.0)%
Revenue cycle and other services – other customers	$217	$209	3.8%
Salaries, wages and benefits	$173	$168	3.0%
Supplies	$1	$1	—%
Other operating expenses	$63	$63	—%
Revenues
Our Conifer segment’s operating revenues from third‑party clients, which revenues are not eliminated in consolidation, increased by $8 million, or 3.8%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily attributable to contractual rate increases and new business expansion.
Salaries, Wages and Benefits
Salaries, wages and benefits expense for Conifer increased $5 million, or 3.0%, in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to new business expansion, planned staffing increases and annual merit increases for certain of our employees. Salaries, wages and benefits expense included stock‑based compensation expense of less than $1 million and $1 million in the three months ended March 31, 2023 and 2022, respectively.
Supplies and Other Operating Expenses, Net
Conifer’s supplies and other operating expenses during three months ended March 31, 2023 were consistent with the same period in 2022.
Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended March 31,
	2023	2022
Consolidated:
Impairment charges	$1	$1
Restructuring charges	18	12
Acquisition-related costs	2	3
Total impairment and restructuring charges, and acquisition-related costs	$21	$16

By segment:
Hospital Operations	$14	$12
Ambulatory Care	3	3
Conifer	4	1
Total impairment and restructuring charges, and acquisition-related costs	$21	$16
During the three months ended March 31, 2023, restructuring charges included $4 million of employee severance costs, $4 million related to the transition of various administrative functions to our GBC, $3 million related to contract and lease termination fees, and $7 million of other restructuring costs. Restructuring charges for the three months ended March 31, 2022 consisted of employee severance costs of $5 million, $2 million related to the transition of various administrative functions to our GBC and $5 million of other restructuring costs. Acquisition‑related costs consisted entirely of transaction costs for both of the three-month periods ended March 31, 2023 and 2022.
Litigation and Investigation Costs
Litigation and investigation costs during the three months ended March 31, 2023 and 2022 were $4 million and $20 million, respectively.

Net Losses (Gains) on Sales, Consolidation and Deconsolidation of Facilities
During the three months ended March 31, 2023 and 2022, we recorded net gains of $13 million and net losses of $1 million, respectively, related to the sale, consolidation and deconsolidation of facilities.
Interest Expense
Interest expense for the three months ended March 31, 2023 was $221 million compared to $227 million for the same period in 2022.
Loss from Early Extinguishment of Debt
During the three months ended March 31, 2022, we incurred aggregate losses from the early extinguishment of debt of $43 million. These losses related to the redemption of our 7.500% senior secured first lien notes due 2025 (“2025 Senior Secured First Lien Notes”) in advance of their maturity date and the repurchase of $103 million aggregate principal amount outstanding of our 6.750% senior unsecured notes due 2023 (“2023 Senior Unsecured Notes”). The losses incurred from these transactions primarily related to the difference between the purchase prices and the par values of the notes, as well as the write‑off of associated unamortized issuance costs. We did not complete any debt retirement transactions during the three months ended March 31, 2023.
Income Tax Expense
During the three months ended March 31, 2023, we recorded income tax expense of $84 million in continuing operations on pre-tax income of $380 million compared to $99 million on pre-tax income of $378 million during the prior‑year period. During the three months ended March 31, 2023 and 2022, we recorded income tax expense of $19 million and $32 million, respectively, to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended March 31,
	2023	2022
Tax expense at statutory federal rate of 21%	$80	$79
State income taxes, net of federal income tax benefit	16	14
Tax benefit attributable to noncontrolling interests	(32)	(29)
Stock-based compensation tax benefit	(2)	(2)
Changes in valuation allowance	19	32
Other items	3	5
Income tax expense	$84	$99
Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $153 million for the three months ended March 31, 2023 compared to $140 million for the three months ended March 31, 2022. Net income available to noncontrolling interests for the 2023 period was comprised of $126 million related to our Ambulatory Care segment, $22 million related to our Conifer segment and $5 million related to our Hospital Operations segment.
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
The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term):

	Three Months Ended March 31,
	2023	2022
Net income available to Tenet Healthcare Corporation common shareholders	$143	$140
Less: Net income available to noncontrolling interests	(153)	(140)
Income from discontinued operations, net of tax	—	1
Income from continuing operations	296	279
Income tax expense	(84)	(99)
Loss from early extinguishment of debt	—	(43)
Other non-operating expense, net	(2)	—
Interest expense	(221)	(227)
Operating income	603	648
Litigation and investigation costs	(4)	(20)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	13	(1)
Impairment and restructuring charges, and acquisition-related costs	(21)	(16)
Depreciation and amortization	(217)	(203)
Adjusted EBITDA	$832	$888

Net operating revenues	$5,021	$4,745

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.8%	3.0%

Adjusted EBITDA as a % of net operating revenues (Adjusted EBITDA margin)	16.6%	18.7%
LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
There have been no material changes to our obligations to make future cash payments under scheduled contractual obligations, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the matters set forth below under “Other Contractual Obligations” and the additional lease obligations disclosed in Note 1 to our accompanying Condensed Consolidated Financial Statements.

Long-term Debt
At March 31, 2023, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.19x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.
Interest payments, net of capitalized interest, were $177 million and $166 million in the three months ended March 31, 2023 and 2022, respectively.
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
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $212 million of standby letters of credit outstanding and guarantees at March 31, 2023.
Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), surgical hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies (including robotics), design and construction of new facilities, and various other capital improvements. We continue to implement our portfolio diversification strategy into ambulatory surgery and have a baseline intention to invest $250 million annually in ambulatory business acquisitions and de novo facilities. Capital expenditures were $235 million and $155 million in the three months ended March 31, 2023 and 2022, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2023 will total approximately $625 million to $675 million, including $196 million that was accrued as a liability at December 31, 2022.
We made income tax payments, net of tax refunds, of less than $1 million during the three months ended March 31, 2023 compared to $8 million during the same period in 2022.
SOURCES AND USES OF CASH
Our liquidity for the three months ended March 31, 2023 was primarily derived from net cash provided by operating activities and cash on hand. We had $766 million of cash and cash equivalents on hand at March 31, 2023 to fund our operations and capital expenditures, and our borrowing availability under our Credit Agreement was $1.500 billion based on our borrowing base calculation at March 31, 2023.
Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $449 million in the three months ended March 31, 2023 compared to $228 million in the three months ended March 31, 2022. This increase was primarily attributable to Medicare advances recouped or repaid of $194 million in the 2022 period compared to no amounts recouped or repaid in the 2023 period, as well as the timing of other working capital items.
Net cash used in investing activities was $286 million for the three months ended March 31, 2023 compared to $60 million for the three months ended March 31, 2022. Proceeds from sales of facilities and other assets were $135 million lower during the 2023 period, primarily due to the sale of the several medical office buildings in the three months ended March 31, 2022. Additionally, capital expenditures increased $80 million in the three months ended March 31, 2023 compared to the same period in 2022.
We used net cash of $255 million and $1.127 billion for financing activities during the three months ended March 31, 2023 and 2022, respectively. Repayments of borrowings decreased $834 million in the three months ended March 31, 2023 compared to the same period in 2022, which included $730 million paid to redeem all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes and $107 million paid to repurchase $103 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes. In addition, financing activities during the three‑month period in 2023 included aggregate payments of $50 million to repurchase 906,346 shares of our common stock.
We record our equity securities and our debt securities classified as available‑for‑sale at fair market value. The majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic conditions and materially impact our financial condition, results of operations or cash flows.
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At March 31, 2023, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. At March 31, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at March 31, 2023. We were in compliance with all covenants and conditions in our Credit Agreement at March 31, 2023.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. The scheduled maturity date of the LC Facility is September 12, 2024. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At March 31, 2023, we were in compliance with all covenants and conditions in the LC Facility, and we had $116 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At March 31, 2023, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $14.757 billion. These notes have fixed interest rates and generally require semi-annual interest payments. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from July 2024 through November 2031.
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
Our cash on hand fluctuates day‑to‑day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments. Cash flows from operating activities in the first quarter of the calendar year are usually lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments. These fluctuations can result in material intra-quarter net operating and investing uses of cash that have caused, and in the future may cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement and anticipated future cash provided by our operating activities should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to current and former joint venture partners, including those related to our share purchase agreement with Baylor, and other presently known operating needs.
Various aspects of our operations continue to experience adverse impacts of the COVID‑19 pandemic, although to a lesser extent than previously experienced. If new variants emerge and cause surges in COVID‑19 cases, the local economies of areas we serve could be negatively affected. Any deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.
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
We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our balance sheet. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest except for borrowings, if any, under our Credit Agreement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at March 31, 2023. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value

	(Dollars in Millions)
Fixed rate long-term debt	$117	$1,471	$87	$2,143	$3,018	$8,372	$15,208	$14,562
Average effective interest rates	5.9%	4.7%	6.8%	4.9%	5.7%	5.4%	5.4%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2023 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2022, we announced that our board of directors had authorized the repurchase of up to $1 billion of our common stock through a share repurchase program that expires on December 31, 2024. The table below presents transactions completed under the repurchase program during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through January 31, 2023	—	$—	—	$750
February 1 through February 28, 2023	—	$—	—	$750
March 1 through March 31, 2023	906	$55.03	906	$700
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

(a)
Forms of Award used to evidence (i) grants of time-based restricted stock units to executives and (ii) grants of performance-based restricted stock units to executives, in each case after 2022 under the Tenet Healthcare 2019 Stock Incentive Plan*

(b)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case to Saumya Sutaria, M.D. after 2022 under the Tenet Healthcare 2019 Stock Incentive Plan*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 28, 2023	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)