Form 10-Q
period 2023-06-30
TENET HEALTHCARE CORP
filed 2023-07-31
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-7293

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

At July 21, 2023, there were 101,535,140 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$934	$858
Accounts receivable	2,914	2,943
Inventories of supplies, at cost	404	405
Assets held for sale	141	—
Other current assets	1,602	1,775
Total current assets	5,995	5,981
Investments and other assets	3,130	3,147
Deferred income taxes	8	19
Property and equipment, at cost, less accumulated depreciation and amortization ($6,344 at June 30, 2023 and $6,201 at December 31, 2022)	6,268	6,462
Goodwill	10,350	10,123
Other intangible assets, at cost, less accumulated amortization ($1,455 at June 30, 2023 and $1,428 at December 31, 2022)	1,406	1,424
Total assets	$27,157	$27,156
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$141	$145
Accounts payable	1,246	1,504
Accrued compensation and benefits	718	778
Professional and general liability reserves	257	255
Accrued interest payable	199	213
Liabilities held for sale	17	—
Contract liabilities	76	110
Other current liabilities	1,498	1,471
Total current liabilities	4,152	4,476
Long-term debt, net of current portion	14,907	14,934
Professional and general liability reserves	793	790
Defined benefit plan obligations	329	331
Deferred income taxes	243	217
Other long-term liabilities	1,732	1,800
Total liabilities	22,156	22,548
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,277	2,149
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 157,205,777 shares issued at June 30, 2023 and 156,462,456 shares issued at December 31, 2022	8	8
Additional paid-in capital	4,800	4,778
Accumulated other comprehensive loss	(178)	(181)
Accumulated deficit	(537)	(803)
Common stock in treasury, at cost, 55,696,591 shares at June 30, 2023 and 54,215,871 shares at December 31, 2022	(2,750)	(2,660)
Total shareholders’ equity	1,343	1,142
Noncontrolling interests	1,381	1,317
Total equity	2,724	2,459
Total liabilities and equity	$27,157	$27,156
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net operating revenues	$5,082	$4,638	$10,103	$9,383
Grant income	8	94	11	100
Equity in earnings of unconsolidated affiliates	54	54	104	100
Operating expenses:
Salaries, wages and benefits	2,285	2,126	4,543	4,308
Supplies	891	811	1,782	1,596
Other operating expenses, net	1,125	1,006	2,218	1,948
Depreciation and amortization	213	216	430	419
Impairment and restructuring charges, and acquisition-related costs	16	57	37	73
Litigation and investigation costs	10	18	14	38
Net gains on sales, consolidation and deconsolidation of facilities	—	(1)	(13)	—
Operating income	604	553	1,207	1,201
Interest expense	(226)	(222)	(447)	(449)
Other non-operating income, net	6	—	4	—
Loss from early extinguishment of debt	(11)	(66)	(11)	(109)
Income from continuing operations, before income taxes	373	265	753	643
Income tax expense	(80)	(86)	(164)	(185)
Income from continuing operations, before discontinued operations	293	179	589	458
Discontinued operations:
Income from operations	—	—	—	1
Income from discontinued operations	—	—	—	1
Net income	293	179	589	459
Less: Net income available to noncontrolling interests	170	141	323	281
Net income available to Tenet Healthcare Corporation common shareholders	$123	$38	$266	$178
Amounts available to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$123	$38	$266	$177
Income from discontinued operations, net of tax	—	—	—	1
Net income available to Tenet Healthcare Corporation common shareholders	$123	$38	$266	$178
Earnings per share available to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$1.21	$0.35	$2.61	$1.64
Discontinued operations	—	—	—	0.01
	$1.21	$0.35	$2.61	$1.65
Diluted
Continuing operations	$1.15	$0.35	$2.47	$1.63
Discontinued operations	—	—	—	0.01
	$1.15	$0.35	$2.47	$1.64
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	101,766	107,790	102,028	107,636
Diluted	104,778	108,750	105,354	114,054

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$293	$179	$589	$459
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	3	4	5
Unrealized loss on debt securities held as available-for-sale	—	(1)	—	(3)
Foreign currency translation adjustments and other	—	1	—	1
Other comprehensive income before income taxes	2	3	4	3
Income tax expense related to items of other comprehensive income	(1)	(1)	(1)	(1)
Total other comprehensive income, net of tax	1	2	3	2
Comprehensive net income	294	181	592	461
Less: Comprehensive income available to noncontrolling interests	170	141	323	281
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$124	$40	$269	$180

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Net income	$589	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430	419
Deferred income tax expense	37	132
Stock-based compensation expense	33	34
Impairment and restructuring charges, and acquisition-related costs	37	73
Litigation and investigation costs	14	38
Net gains on sales, consolidation and deconsolidation of facilities	(13)	—
Loss from early extinguishment of debt	11	109
Equity in earnings of unconsolidated affiliates, net of distributions received	7	18
Amortization of debt discount and debt issuance costs	18	15
Pre-tax income from discontinued operations	—	(1)
Net gains from the sale of investments and long-lived assets	(15)	(71)
Other items, net	(3)	12
Changes in cash from operating assets and liabilities:
Accounts receivable	7	(74)
Inventories and other current assets	160	173
Income taxes	(31)	(86)
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(168)	(764)
Other long-term liabilities	12	(41)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(78)	(98)
Net cash provided by operating activities	1,047	347
Cash flows from investing activities:
Purchases of property and equipment	(367)	(307)
Purchases of businesses or joint venture interests, net of cash acquired	(96)	(66)
Proceeds from sales of facilities and other assets	16	209
Proceeds from sales of marketable securities, long-term investments and other assets	26	9
Purchases of marketable securities and equity investments	(37)	(41)
Other items, net	(9)	(4)
Net cash used in investing activities	(467)	(200)
Cash flows from financing activities:
Repayments of borrowings	(1,437)	(2,744)
Proceeds from borrowings	1,362	2,013
Repurchases of common stock	(90)	—
Debt issuance costs	(15)	(24)
Distributions paid to noncontrolling interests	(270)	(310)
Proceeds from the sale of noncontrolling interests	30	9
Purchases of noncontrolling interests	(79)	(29)
Other items, net	(5)	(75)
Net cash used in financing activities	(504)	(1,160)
Net increase (decrease) in cash and cash equivalents	76	(1,013)
Cash and cash equivalents at beginning of period	858	2,364
Cash and cash equivalents at end of period	$934	$1,351
Supplemental disclosures:
Interest paid, net of capitalized interest	$(445)	$(416)
Income tax payments, net	$(158)	$(140)
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our expansive, nationwide care delivery network consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our 61 acute care and specialty hospitals, a network of employed physicians and 107 outpatient facilities, including imaging centers, ancillary emergency facilities and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of our subsidiary USPI Holding Company, Inc. (“USPI”), which held indirect ownership interests in 455 ambulatory surgery centers and 24 surgical hospitals at June 30, 2023. USPI held noncontrolling interests in 159 of these facilities, which are recorded using the equity method of accounting. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor University Medical Center (“Baylor”) held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100% (see Note 13 for additional information about this transaction). Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. Almost all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we own an interest of approximately 76% through our Conifer Holdings, Inc. subsidiary (“Conifer”), or by one of its direct or indirect wholly owned subsidiaries. In addition, we operate a Global Business Center (“GBC”) in Manila, Philippines.
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
We adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), effective as of January 1, 2022 using the modified retrospective method. Among other amendments, ASU 2020-06 changed the accounting for diluted earnings‑per‑share for convertible instruments and contracts that may be settled in cash or stock. ASU 2020-06 eliminated an entity’s ability to rebut the presumption of share settlement for convertible instruments and contracts that can be partially or fully settled in cash at the issuer’s election. Additionally, ASU 2020-06 requires that the if‑converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. As a result of our adoption of ASU 2020-06, diluted weighted average shares outstanding increased by approximately two million shares for both the three and six-month periods ended June 30, 2023, and diluted earnings per share available to Tenet common shareholders decreased by $0.05 and $0.11, respectively, for these same periods. Although the adoption of ASU 2020-06 did not result in a change in the diluted weighted average shares outstanding or diluted earnings per share available for the three months ended June 30, 2022, it did increase our diluted weighted average shares outstanding by five million shares for the six-month period ended June 30, 2022. Because there were also adjustments to net income under the if-converted method, the increase in diluted shares did not result in any change in the reported diluted earnings per share available for the six months ended June 30, 2022.
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

Operating results for the three and six‑month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID-19 pandemic on our operations, business, financial condition and cash flows; the impact of the demand for, and availability of, qualified medical personnel on compensation costs; the impact of cybersecurity incidents on our operations; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others: changes in federal, state and local healthcare and business regulations; changes in general economic conditions nationally and regionally, including inflation and the impacts of the COVID-19 pandemic and other factors on the business environment, the economy and the financial markets; the number of uninsured and underinsured individuals in local communities treated at our facilities; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year‑to‑year comparisons as well.
COVID‑19 Pandemic
For the duration of the COVID‑19 pandemic public health emergency, which began in January 2020 and expired in May 2023, federal, state and local authorities undertook several actions designed to assist healthcare providers in providing care to COVID‑19 and other patients and to mitigate the adverse economic impact of the pandemic. Among other things, federal legislation (collectively, the “COVID Acts”) authorized grant payments to be distributed through the Public Health and Social Services Emergency Fund (“PRF”) to healthcare providers who experienced lost revenues and increased expenses as a result of the pandemic. The COVID Acts also revised the Medicare accelerated payment program (“MAPP”). Our participation in these programs and the related accounting policies are summarized below.
Grant Income–Our Hospital Operations segment received cash payments from COVID‑19 relief programs totaling $7 million during the six months ended June 30, 2023 and, during the same period in 2022, our Hospital Operations and Ambulatory Care segments together received funds totaling $104 million. These grant funds are included in cash flows from operating activities in our condensed consolidated statements of cash flows.
To receive distributions, providers agreed to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed pandemic‑related costs as defined by the U.S. Department of Health and Human Services (“HHS”), and that the providers would not seek collection of out‑of‑pocket payments from a COVID‑19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in‑network provider. All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by the Secretary of HHS. PRF funds not utilized by the established deadlines, generally 12 to 18 months after receipt, will be recouped by HHS.

We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. The table below summarizes grant income recognized by our Hospital Operations and Ambulatory Care segments, which is presented in grant income in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Grant income recognized from COVID-19 relief programs:
Included in grant income:
Hospital Operations	$7	$92	$10	$96
Ambulatory Care	1	2	1	4
	$8	$94	$11	$100
At June 30, 2023 and December 31, 2022, we had remaining deferred grant payment balances of $1 million and $7 million, respectively, which amounts were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for those periods.
Medicare Accelerated Payment Program (MAPP)–In certain circumstances, when a healthcare facility is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the MAPP. The COVID Acts revised the MAPP to disburse payments to healthcare providers more quickly and to allow recipients to retain the advance payments for one year from the date of receipt before recoupment commenced through offsets of Medicare claims payments. Recipients were also permitted to repay the advance payments at any time. Our Hospital Operations and Ambulatory Care segments both received advance payments from the MAPP following its expansion under the COVID Acts in the year ended December 31, 2020; however, no additional advances were received during the six months ended June 30, 2023 or 2022.
Advances received by our Hospital Operations and Ambulatory Care segments were recouped through reductions of their respective Medicare claims payments. No advances were recouped or repaid during the six months ended June 30, 2023, and there was no outstanding liability related to MAPP advances at June 30, 2023 or December 31, 2022. During the six months ended June 30, 2022, $473 million of advances received in prior periods by our Hospital Operations segment and $2 million of advances received in prior periods by those facilities in our Ambulatory Care segment that we consolidate were repaid or recouped. Amounts recouped from our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate, together with any amounts we voluntarily repaid in advance of recoupment, are presented in cash flows from operating activities in our condensed consolidated statements of cash flows.
Leases
During the six months ended June 30, 2023 and 2022, we recorded right‑of‑use assets related to non‑cancellable finance leases of $21 million and $29 million, respectively, and related to non‑cancellable operating leases of $74 million and $227 million, respectively.
During the six months ended June 30, 2022, we sold several medical office buildings held in our Hospital Operations segment for net cash proceeds of $147 million and concurrently entered into operating lease agreements to continue use of the facilities. We recognized a gain of $69 million from the sale of these buildings, included in other operating expenses, net in the accompanying Condensed Consolidated Statement of Operations, and we recognized right-of-use assets and operating lease obligations of $109 million, in each case in the six months ended June 30, 2022.
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $934 million and $858 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, our book overdrafts were $166 million and $266 million, respectively, which were classified as accounts payable. At June 30, 2023 and December 31, 2022, $119 million and $140 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
Also at June 30, 2023 and December 31, 2022, we had $61 million and $196 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $51 million and $191 million, respectively, were included in accounts payable.

Other Intangible Assets
The following table provides information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At June 30, 2023:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,758	$(1,222)	$536
Contracts	295	(155)	140
Other	92	(78)	14
Total other intangible assets with finite lives	2,145	(1,455)	690

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	605	—	605
Other	6	—	6
Total other intangible assets with indefinite lives	716	—	716
Total other intangible assets	$2,861	$(1,455)	$1,406

At December 31, 2022:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,751	$(1,206)	$545
Contracts	295	(146)	149
Other	92	(76)	16
Total other intangible assets with finite lives	2,138	(1,428)	710

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	603	—	603
Other	6	—	6
Total other intangible assets with indefinite lives	714	—	714
Total other intangible assets	$2,852	$(1,428)	$1,424
Estimated future amortization of intangibles with finite useful lives at June 30, 2023 was as follows:

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2023	2024	2025	2026	2027
Amortization of intangible assets	$690	$87	$126	$104	$90	$74	$209
We recognized amortization expense of $84 million and $92 million in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022, respectively.

Other Current Assets
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

	June 30, 2023	December 31, 2022
Prepaid expenses	$399	$400
Contract assets	186	200
California provider fee program receivables	321	367
Receivables from other government programs	103	187
Guarantees	191	143
Non-patient receivables	315	390
Other	87	88
Total other current assets	$1,602	$1,775
Investments in Unconsolidated Affiliates
As of June 30, 2023, we controlled 320 of the facilities in our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment holds ownership interests in (159 of 479 at June 30, 2023) as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net operating revenues	$830	$794	$1,613	$1,563
Net income	$203	$193	$388	$362
Net income available to the investees	$121	$109	$228	$207
NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	June 30, 2023	December 31, 2022
Patient accounts receivable	$2,683	$2,746
Estimated future recoveries	154	149
Cost report settlements receivable, net of payables and valuation allowances	77	48
Accounts receivable, net	$2,914	$2,943
We participate in various provider fee programs, which help reduce the amount of uncompensated care from indigent patients and those covered by Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program:

	June 30, 2023	December 31, 2022
Assets:
Other current assets	$321	$367
Investments and other assets	$227	$197

Liabilities:
Other current liabilities	$146	$145
Other long-term liabilities	$77	$63

Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Estimated costs for:
Uninsured patients	$116	$136	$239	$258
Charity care patients	28	19	52	40
Total	$144	$155	$291	$298
NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022. Approximately 88% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.
As discussed in Note 1, our Hospital Operations segment received advance payments from the MAPP following its expansion under the COVID Acts in 2020; however, no additional advances were received during the six months ended June 30, 2023 or 2022. All remaining MAPP advances received by our Hospital Operations segment were either repaid or recouped during 2022 and 2021, which resulted in no outstanding liability at June 30, 2023 and December 31, 2022.
The opening and closing balances of contract assets and contract liabilities, as well as their classification in our condensed consolidated balance sheets, for our Hospital Operations segment were as follows:

	Contract Assets	Contract Liabilities – Current Advances from Medicare
December 31, 2022	$185	$—
June 30, 2023	172	—
Decrease	$(13)	$—

December 31, 2021	$181	$876
June 30, 2022	172	403
Decrease	$(9)	$(473)
During the six months ended June 30, 2022, $473 million of Medicare advance payments included in the opening contract liabilities balance for our Hospital Operations segment were recouped through a reduction of our Medicare claims payments.
Ambulatory Care Segment
Our Ambulatory Care segment also received advance payments from the MAPP following its expansion in 2020; however, no additional advances were received during the six months ended June 30, 2023 or 2022. All remaining MAPP advances received by our Ambulatory Care segment were either repaid or recouped during 2022 and 2021, which resulted in no outstanding liability at June 30, 2023 and December 31, 2022.
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
The opening and closing balances of Conifer’s receivables, contract assets, and current and long‑term contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2022	$37	$15	$110	$13
June 30, 2023	18	14	76	12
Decrease	$(19)	$(1)	$(34)	$(1)

December 31, 2021	$28	$18	$79	$15
June 30, 2022	24	15	69	14
Decrease	$(4)	$(3)	$(10)	$(1)
The differences between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets at June 30, 2023 and December 31, 2022 were reported as part of other current assets in the accompanying Condensed Consolidated Balance Sheets, and its current and long‑term contract liabilities on those dates were reported as part of contract liabilities and other long‑term liabilities, respectively.
In the six months ended June 30, 2023 and 2022, Conifer recognized $70 million and $55 million, respectively, of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the service period.
Contract Costs
Our unamortized deferred contract setup costs totaled $24 million at both June 30, 2023 and December 31, 2022 and are included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets.
NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE
In January 2023, we entered into a definitive agreement to sell our 51% ownership interest in San Ramon Regional Medical Center and certain related operations (“San Ramon RMC”) to John Muir Health. As a result, the assets and liabilities associated with San Ramon RMC were classified as held for sale in the accompanying Condensed Consolidated Balance Sheet and totaled $141 million and $17 million, respectively, at June 30, 2023. We expect the transaction to be completed in 2023, subject to regulatory review and customary closing conditions.
Assets and liabilities classified as held for sale were comprised of the following:

June 30, 2023
Accounts receivable	$29
Other current assets	11
Property and equipment	64
Other intangible assets	6
Goodwill	31
Current liabilities	(16)
Long-term liabilities	(1)
Net assets held for sale	$124

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
At June 30, 2023, our operations consisted of three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our segments are the reporting units used to perform our goodwill impairment analysis.
We record costs associated with restructuring efforts in our statement of operations as they are incurred. Our restructuring plans typically focus on the alignment of our operations in the most strategic and cost‑effective structure, such as the establishment of support operations at our GBC, among other things. Certain restructuring and acquisition‑related costs are based on estimates. Changes in estimates are recognized as they occur.
During the six months ended June 30, 2023, we recorded impairment and restructuring charges and acquisition‑related costs of $37 million, consisting of $31 million of restructuring charges, $4 million of acquisition‑related costs and $2 million of impairment charges. Restructuring charges consisted of $11 million of legal costs related to the sale of certain businesses, $7 million related to the transition of various administrative functions to our GBC, $6 million of employee severance costs and $7 million of other restructuring costs. Acquisition‑related costs consisted of $4 million of transaction costs.
During the six months ended June 30, 2022, we recorded impairment and restructuring charges and acquisition‑related costs of $73 million, consisting of $61 million of restructuring charges, $6 million of impairment charges and $6 million of acquisition‑related costs. Restructuring charges consisted of $21 million of employee severance costs, $5 million related to the transition of various administrative functions to our GBC, $22 million of contract and lease termination fees, and $13 million of other restructuring costs. Impairment charges for the six months ended June 30, 2022 were comprised of $2 million from each of our Hospital Operations, Ambulatory Care and Conifer segments. Acquisition-related costs consisted of $6 million of transaction costs.
NOTE 6. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Senior unsecured notes:
6.125% due 2028	$2,500	$2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due July 2024	—	756
4.625% due September 2024	—	589
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	—
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	417	453
Unamortized issue costs and note discounts	(131)	(131)
Total long-term debt	15,048	15,079
Less: Current portion	141	145
Long-term debt, net of current portion	$14,907	$14,934

Senior Unsecured and Senior Secured Notes
At June 30, 2023, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $14.762 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from January 2026 through November 2031. We completed the following transactions related to our senior secured notes during the six months ended June 30, 2023:
•In May 2023, we issued $1.350 billion aggregate principal amount of 6.750% senior secured first lien notes, which will mature on May 15, 2031 (the “2031 Senior Secured First Lien Notes”). We will pay interest on the 2031 Senior Secured First Lien Notes semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2023. We used the issuance proceeds, together with cash on hand, to finance the redemption of our 4.625% senior secured first lien notes due September 2024 (the “September 2024 Senior Secured First Lien Notes”) and our 4.625% senior secured first lien notes due July 2024 (the “July 2024 Senior Secured First Lien Notes”), as described below;
•Also in May 2023, we paid $596 million using a portion of the proceeds from the issuance of our 2031 Senior Secured First Lien Notes to redeem all $589 million aggregate principal amount outstanding of our September 2024 Senior Secured First Lien Notes in advance of their maturity date; and
•In June 2023, we used the remaining proceeds from the issuance of our 2031 Senior Secured First Lien Notes along with cash on hand to redeem all $756 million aggregate principal amount outstanding of our July 2024 Senior Secured First Lien Notes in advance of their maturity date.
In connection with the aforementioned redemptions, we recorded losses from early extinguishment of debt of $11 million in the three months ended June 30, 2023, primarily related to differences between the redemption prices and the par values of the notes, as well as the write-off of associated unamortized issuance costs.
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
Outstanding revolving loans accrue interest depending on the type of loan at either (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% per annum or (b) Term SOFR, Daily Simple SOFR or the Euro Interbank Offered Rate (EURIBOR) (each, as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% per annum and (in the case of Term SOFR and Daily Simple SOFR only) a credit spread adjustment of 0.10%, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts. At June 30, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at June 30, 2023.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. The scheduled maturity date of the LC Facility is September 12, 2024. Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At June 30, 2023, we had $111 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES
At June 30, 2023, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $207 million. We had a total liability of $191 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2023.
At June 30, 2023, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $89 million. Of the total, $20 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2023.
NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022 include $33 million and $34 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2022	460,947	$23.33
Exercised	(76,507)	$26.07
Outstanding at June 30, 2023	384,440	$22.79	$23	4.6 years
There were 76,507 and 60,051 stock options exercised during the six months ended June 30, 2023 and 2022, respectively, with aggregate intrinsic values of $4 million for both periods. All outstanding options were vested and exercisable at June 30, 2023. No stock options were granted during either of the six-month periods ended June 30, 2023 or 2022.
The following table summarizes information about our outstanding stock options at June 30, 2023:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$18.99 to $20.609	255,845	4.1 years	$19.62
$20.61 to $35.430	128,595	5.6 years	$29.07
	384,440	4.6 years	$22.79
Restricted Stock Units
The following table summarizes activity with respect to restricted stock units (“RSUs”) during the six months ended June 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2022	1,520,418	$66.36
Granted	732,516	$61.87
Performance-based adjustment	185,901	$48.97
Vested	(900,166)	$37.02
Forfeited	(61,774)	$62.58
Unvested at June 30, 2023	1,476,895	$67.99

In the six months ended June 30, 2023, we granted an aggregate of 918,417 RSUs. Of these:
•309,282 performance‑based RSUs will vest and be settled as described in the paragraph below;
•301,562 RSUs will vest and be settled ratably over a three‑year period from the grant date;
•185,901 RSUs vested and settled immediately as a result of our level of achievement with respect to performance‑based RSUs granted in 2020;
•42,626 RSUs will vest and be settled on the fifth anniversary of the grant date;
•37,740 RSUs granted to our non-employee directors for the 2023-2024 board service year vested immediately and will be settled on the third anniversary of the grant date;
•33,586 RSUs will vest and be settled on December 31, 2023; and
•7,720 RSUs will vest and be settled on the third anniversary of the grant date.
The vesting of the performance-based RSUs granted in the six months ended June 30, 2023 is contingent on our achievement of specified performance goals for the years 2023 to 2025. Provided the goals are achieved, these performance‑based RSUs will vest and be settled on the third anniversary of the grant date. For 301,562 of the performance-based RSUs granted during the six months ended June 30, 2023, the actual number of RSUs that could vest ranges from 0% to 225%, depending on our level of achievement with respect to the performance goals; between 0% and 200% of the remaining 7,720 performance-based RSUs granted during this period could ultimately vest.
In the six months ended June 30, 2022, we granted an aggregate of 633,880 RSUs. Of these:
•287,308 performance-based RSUs will vest and be settled as described in the paragraph below;
•237,381 RSUs will vest and be settled ratably over a three‑year period from the grant date;
•53,716 RSUs granted to our former Executive Chairman were scheduled to vest and be settled ratably over 11 quarterly periods from the grant date;
•35,482 RSUs granted to our non-employee directors for the 2022-2023 board service year vested immediately and will be settled on the third anniversary of the grant date;
•9,215 RSUs will vest and be settled ratably over a four‑year period from the grant date;
•6,170 RSUs will vest and be settled evenly on the third and fourth anniversaries of the grant date; and
•4,608 RSUs will vest and be settled on the second anniversary of the grant date.
Other than as described below, the vesting of the performance-based RSUs granted in the six months ended June 30, 2022 is contingent on our achievement of specified performance goals for the years 2022 to 2024. Provided the goals are achieved, these performance‑based RSUs will vest and be settled on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest ranges from 0% to 200% of 233,592 of the 287,308 units granted, depending on our level of achievement with respect to the performance goals. The aggregate number of performance-based RSUs granted in 2022 included 53,716 RSUs granted to our former Executive Chairman. These performance‑based RSUs, which vested at 100%, and the unvested portion of the 53,716 time‑based RSUs granted during the same period vested and settled in October 2022 in accordance with the disability provisions of our stock incentive plan.
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

	Six Months Ended June 30,
	2023	2022
Expected volatility	53.6% - 65.6%	39.6% - 68.1%
Risk-free interest rate	4.2% - 4.8%	1.0% - 1.7%
At June 30, 2023, there were $62 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 2.0 years.

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
The following table summarizes RSU activity under the USPI Management Equity Plan during the six months ended June 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2022	922,840	$34.13
Vested	(303,171)	$34.13
Forfeited	(9,722)	$34.13
Unvested at June 30, 2023	609,947	$34.13
USPI did not make any new grants under the USPI Management Equity Plan during the six months ended June 30, 2023 or 2022, and no shares were repurchased during the same six‑month periods. At June 30, 2023, there were 308,495 outstanding vested shares of non‑voting common stock eligible to be sold to USPI during the next open sale period.
NOTE 9. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2022	102,247	$8	$4,778	$(181)	$(803)	$(2,660)	$1,317	$2,459
Net income	—	—	—	—	143	—	74	217
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	2	—	—	—	17	19
Repurchases of common stock	(906)	—	—	—	—	(50)	—	(50)
Stock-based compensation expense and issuance of common stock	571	—	(6)	—	—	—	—	(6)
Balances at March 31, 2023	101,912	$8	$4,774	$(179)	$(660)	$(2,710)	$1,347	$2,580
Net income	—	—	—	—	123	—	82	205
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Other comprehensive income	—	—	—	1	—	—	—	1
Purchases of businesses and noncontrolling interests, net	—	—	4	—	—	—	18	22
Repurchases of common stock	(580)	—	—	—	—	(40)	—	(40)
Stock-based compensation expense and issuance of common stock	177	—	22	—	—	—	—	22
Balances at June 30, 2023	101,509	$8	$4,800	$(178)	$(537)	$(2,750)	$1,381	$2,724

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2021	107,189	$8	$4,877	$(233)	$(1,214)	$(2,410)	$1,026	$2,054
Net income	—	—	—	—	140	—	46	186
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(71)	(71)
Accretion of redeemable noncontrolling interests	—	—	(95)	—	—	—	—	(95)
Sales of businesses and noncontrolling interests, net	—	—	(7)	—	—	—	(1)	(8)
Stock-based compensation expense and issuance of common stock	499	—	(10)	—	—	—	—	(10)
Balances at March 31, 2022	107,688	$8	$4,765	$(233)	$(1,074)	$(2,410)	$1,000	$2,056
Net income	—	—	—	—	38	—	58	96
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(9)	—	—	—	—	(9)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(23)	—	—	—	7	(16)
Stock-based compensation expense and issuance of common stock	142	—	23	—	—	—	—	23
Balances at June 30, 2022	107,830	$8	$4,756	$(231)	$(1,036)	$(2,410)	$1,027	$2,114
Noncontrolling Interests
Our noncontrolling interests balances at June 30, 2023 and December 31, 2022 were comprised of $136 million and $132 million, respectively, from our Hospital Operations segment, and $1.245 billion and $1.185 billion, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the six months ended June 30, 2023 and 2022 in the tables above were comprised of $14 million and $9 million, respectively, from our Hospital Operations segment and $142 million and $95 million, respectively, from our Ambulatory Care segment.
Share Repurchase Program
In October 2022, we announced that our board of directors had authorized the repurchase of up to $1 billion of our common stock through a share repurchase program that expires on December 31, 2024. Under the program, shares can be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan if established by the Company, at times and in amounts based on market conditions and other factors.
The table below summarizes transactions completed under the repurchase program during the six months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through January 31, 2023	—	$—	—	$750
February 1 through February 28, 2023	—	$—	—	$750
March 1 through March 31, 2023	906	$55.03	906	$700
April 1 through April 30, 2023	—	$—	—	$700
May 1 through May 31, 2023	580	$69.17	580	$660
June 1 through June 30, 2023	—	$—	—	$660
January 1 through June 30, 2023	1,486	$60.55	1,486

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
The table below presents our sources of net operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$599	$579	$1,212	$1,198
Medicaid	264	268	544	517
Managed care(1)	2,565	2,304	5,068	4,742
Uninsured	29	36	60	74
Indemnity and other	156	161	296	325
Total	3,613	3,348	7,180	6,856
Other revenues(2)	309	297	641	587
Hospital Operations total prior to inter-segment eliminations	3,922	3,645	7,821	7,443
Ambulatory Care	942	771	1,847	1,509
Conifer	323	333	647	657
Inter-segment eliminations	(105)	(111)	(212)	(226)
Net operating revenues	$5,082	$4,638	$10,103	$9,383

(1)	Includes Medicare and Medicaid managed care programs.
(2)	Primarily physician practices revenues.
Revenues related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) are presented in managed care net patient service revenues in the table above. Amounts we were assessed to support CHIRP following its approval in 2022 were presented in Medicaid revenues in prior periods, but have been reclassified to managed care revenues to conform to the current‑year presentation in the same payer group as the revenues to more clearly reflect the results of our participation in this program. Assessments to support CHIRP totaled $24 million and $20 million during the three months ended June 30, 2023 and 2022, respectively, and $50 million and $77 million during the six months ended June 30, 2023 and 2022, respectively.
Adjustments for prior‑year cost report settlements and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the six months ended June 30, 2023 and 2022 by $10 million and $7 million, respectively. Estimated cost report settlements and related valuation allowances were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from the final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The following tables present the composition of net operating revenues for our Ambulatory Care and Conifer segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Ambulatory Care:
Net patient service revenues	$905	$741	$1,773	$1,445
Management fees	30	24	60	53
Revenue from other sources	7	6	14	11
Ambulatory Care net operating revenues	$942	$771	$1,847	$1,509

Conifer:
Revenue cycle services – Tenet	$103	$108	$207	$220
Revenue cycle services – other clients	200	202	399	391
Other services – Tenet	2	3	5	6
Other services – other clients	18	20	36	40
Conifer net operating revenues	$323	$333	$647	$657
Performance Obligations
The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2023	2024	2025	2026	2027
Performance obligations	$5,734	$333	$600	$600	$600	$600	$3,001
The amounts in the table above primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume or contingency‑based contracts, variable‑based rate escalators, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed‑fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends December 31, 2032.
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
We also purchase cyber liability insurance from third parties. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information (the “Cybersecurity Incident”). We received $31 million of insurance recoveries related to the Cybersecurity Incident during the six months ended June 30, 2023; of this amount, we recorded $27 million as net operating revenues in the accompanying Condensed Consolidated Statement of Operations. We received insurance recoveries totaling $5 million during the same six-month period in 2022; however, no portion of those recoveries were included in net operating revenues during the six months ended June 30, 2022.

Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At June 30, 2023 and December 31, 2022, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.050 billion and $1.045 billion, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $190 million and $138 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022, respectively.
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
Government Investigation of Detroit Medical Center
In May 2023, we entered into a settlement agreement to resolve an investigation of Detroit Medical Center (“DMC”) that was commenced in October 2017 by the U.S. Attorney’s Office for the Eastern District of Michigan and the Civil Division of the U.S. Department of Justice (“DOJ”). The investigation concerned potential violations of the Stark law, the Medicare and Medicaid anti‑kickback and antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act, and the federal False Claims Act related to DMC’s employment of nurse practitioners and physician assistants from 2006 through 2017. As previously reported, we reached a settlement in principle with the DOJ in January 2023, and we had fully reserved for such potential settlement at March 31, 2023 and December 31, 2022. The settlement amount was paid in the three months ended June 30, 2023.
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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2023	$51	$14	$(46)	$—	$19
Six Months Ended June 30, 2022	$78	$38	$(58)	$3	$61
NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
We had a put/call agreement (the “Baylor Put/Call Agreement”) with Baylor that contained put and call options with respect to the 5% ownership interest Baylor previously held in USPI (the “Baylor Shares”). Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in our consolidated balance sheet. In June 2022, we entered into an agreement with Baylor (the “Share Purchase Agreement”) to purchase all of the Baylor Shares. Under the terms of the Share Purchase Agreement, we agreed to pay Baylor $406 million to buy its entire 5% voting ownership interest in USPI. We paid $11 million upon execution of the Share Purchase Agreement and are obligated to make a total of 35 additional non-interest bearing monthly payments of approximately $11 million, which payments commenced in August 2022. In June 2022, we recorded the present value of the purchase price as a liability on our balance sheet, with an offset to redeemable noncontrolling interest of $365 million for the carrying amount of the shares and $23 million to additional paid‑in capital for the difference between the carrying value and present value of the purchase price for the shares. At both June 30, 2023 and December 31, 2022, we had a liability of $135 million recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for the purchase of these shares. The long-term portion of our obligation related to the share repurchase was $127 million and $190 million at June 30, 2023 and December 31, 2022, respectively, which amounts were included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Six Months Ended June 30,
	2023	2022
Balances at beginning of period	$2,149	$2,203
Net income	167	177
Distributions paid to noncontrolling interests	(143)	(201)
Accretion of redeemable noncontrolling interests	—	104
Purchases and sales of businesses and noncontrolling interests, net	104	(286)
Balances at end of period	$2,277	$1,997
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
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	June 30, 2023	December 31, 2022
Hospital Operations	$229	$233
Ambulatory Care	1,445	1,357
Conifer	603	559
Redeemable noncontrolling interests	$2,277	$2,149

	Six Months Ended June 30,
	2023	2022
Hospital Operations	$—	$24
Ambulatory Care	123	118
Conifer	44	35
Net income available to redeemable noncontrolling interests	$167	$177

NOTE 14. INCOME TAXES
During the three months ended June 30, 2023 and 2022, we recorded income tax expense of $80 million and $86 million on pre-tax income of $373 million and $265 million, respectively, and recorded income tax expense of $164 million and $185 million on pre-tax income of $753 million and $643 million during the six months ended June 30, 2023 and 2022, respectively. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tax expense at statutory federal rate of 21%	$78	$56	$158	$135
State income taxes, net of federal income tax benefit	12	11	28	25
Tax benefit attributable to noncontrolling interests	(35)	(28)	(67)	(57)
Nondeductible goodwill	—	1	—	1
Stock-based compensation tax benefit	(2)	(1)	(4)	(3)
Changes in valuation allowance	23	45	42	77
Other items	4	2	7	7
Income tax expense	$80	$86	$164	$185
During the six months ended June 30, 2023 and 2022, we recorded income tax expense of $42 million and $77 million, respectively, to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense.
The Inflation Reduction Act of 2022 implemented a corporate alternative minimum tax (“CAMT”) of 15% on book income of certain large corporations effective for tax years beginning after December 31, 2022. We expect to be subject to the CAMT, however, we currently do not expect any material impact on our consolidated statement of operations.
There were no adjustments to our estimated liabilities for uncertain tax positions during the six months ended June 30, 2023. The total amount of unrecognized tax benefits as of June 30, 2023 was $34 million, of which $32 million, if recognized, would affect our effective tax rate and income tax expense from continuing operations.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions are included for the six months ended June 30, 2023. Total accrued interest and penalties on unrecognized tax benefits at June 30, 2023 were $1 million.
As of June 30, 2023, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$123	101,766	$1.21
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	(3)	3,012	(0.06)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$120	104,778	$1.15

Three Months Ended June 30, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$38	107,790	$0.35
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	—	960	—
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$38	108,750	$0.35

Six Months Ended June 30, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$266	102,028	$2.61
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	(6)	3,326	(0.14)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$260	105,354	$2.47

Six Months Ended June 30, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$177	107,636	$1.64
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	9	6,418	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$186	114,054	$1.63
During the three and six months ended June 30, 2023 and 2022, our convertible instruments consisted of an agreement related to the ownership interest in a Hospital Operations segment joint venture and RSUs issued under the USPI Management Equity Plan; however, during the 2022 periods our convertible instruments also included the Baylor Put/Call Agreement. Additional information about the USPI Management Equity Plan and the Baylor Put/Call Agreement is included in Notes 8 and 13, respectively.
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

Non-Recurring Fair Value Measurements
The following table presents information about assets measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2023
Long-lived assets held for sale	$141	$—	$141	$—

At December 31, 2022
Long-lived assets held and used	$167	$—	$167	$—
Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At June 30, 2023 and December 31, 2022, the estimated fair value of our long‑term debt was approximately 96.0% and 92.8%, respectively, of the carrying value of the debt.
NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Current assets	$13	$6
Property and equipment	8	26
Other intangible assets	5	2
Goodwill	257	206
Other long-term assets	8	22
Previously held investments in unconsolidated affiliates	(37)	(73)
Current liabilities	(8)	(9)
Long-term liabilities	(11)	(38)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(95)	(68)
Noncontrolling interests	(31)	(9)
Cash paid, net of cash acquired	(96)	(66)
Gains (losses) on consolidations	$13	$(1)
The goodwill generated from these transactions, the majority of which we believe will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $257 million from acquisitions completed during the six months ended June 30, 2023 was recorded in our Ambulatory Care segment. Approximately $4 million and $6 million in transaction costs related to prospective and closed acquisitions were expensed during the six‑month periods ended June 30, 2023 and 2022, respectively, and were included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Condensed Consolidated Statements of Operations.
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

During the six months ended June 30, 2023, we adjusted the preliminary purchase allocations of certain acquisitions completed in 2022 based on the results of completed valuations. These adjustments resulted in a net increase in goodwill of $1 million.
NOTE 18. SEGMENT INFORMATION
Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At June 30, 2023, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states, including the new acute care hospital we opened in September 2022 in South Carolina. Also at June 30, 2023, our Hospital Operations segment included 107 outpatient facilities, primarily imaging centers, ancillary emergency facilities and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of USPI. At June 30, 2023, USPI had ownership interests in 455 ambulatory surgery centers (312 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100% (see Note 13 for additional information about this transaction). Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. At June 30, 2023, Conifer provided services to approximately 670 Tenet and non‑Tenet hospitals and other clients nationwide. Conifer provides revenue management, administrative support and various other services to Tenet hospitals. We believe the pricing terms for these services are commercially reasonable and consistent with estimated third‑party terms. At June 30, 2023, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.
The following tables include amounts for each of our reportable segments and the items necessary to reconcile them to the amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	June 30, 2023	December 31, 2022
Assets:
Hospital Operations	$15,411	$15,682
Ambulatory Care	10,862	10,557
Conifer	884	917
Total	$27,157	$27,156

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capital expenditures:
Hospital Operations	$109	$130	$324	$262
Ambulatory Care	20	19	38	40
Conifer	3	3	5	5
Total	$132	$152	$367	$307

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,922	$3,645	$7,821	$7,443
Ambulatory Care	942	771	1,847	1,509
Conifer
Tenet	105	111	212	226
Other clients	218	222	435	431
Total Conifer revenues	323	333	647	657
Inter-segment eliminations	(105)	(111)	(212)	(226)
Total	$5,082	$4,638	$10,103	$9,383

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity in earnings of unconsolidated affiliates:
Hospital Operations	$2	$2	$5	$6
Ambulatory Care	52	52	99	94
Total	$54	$54	$104	$100

Adjusted EBITDA:
Hospital Operations	$388	$431	$793	$945
Ambulatory Care	370	319	710	601
Conifer	85	93	172	185
Total	$843	$843	$1,675	$1,731

Depreciation and amortization:
Hospital Operations	$176	$179	$357	$346
Ambulatory Care	27	28	54	55
Conifer	10	9	19	18
Total	$213	$216	$430	$419

Adjusted EBITDA	$843	$843	$1,675	$1,731
Depreciation and amortization	(213)	(216)	(430)	(419)
Impairment and restructuring charges, and acquisition-related costs	(16)	(57)	(37)	(73)
Litigation and investigation costs	(10)	(18)	(14)	(38)
Interest expense	(226)	(222)	(447)	(449)
Loss from early extinguishment of debt	(11)	(66)	(11)	(109)
Other non-operating income, net	6	—	4	—
Net gains on sales, consolidation and deconsolidation of facilities	—	1	13	—
Income from continuing operations, before income taxes	$373	$265	$753	$643

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
•Liquidity and Capital Resources
•Critical Accounting Estimates
Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At June 30, 2023, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states. Our Hospital Operations segment also included 107 outpatient facilities at June 30, 2023, including imaging centers, ancillary emergency facilities and micro‑hospitals.
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 455 ambulatory surgery centers (each, an “ASC”) (312 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states at June 30, 2023. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; and urology. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor University Medical Center (“Baylor”) held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%.
Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Holdings, Inc. subsidiary (“Conifer”). At June 30, 2023, Conifer provided services to approximately 670 Tenet and non‑Tenet hospitals and other clients nationwide. Almost all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, or by one of its direct or indirect wholly owned subsidiaries.
Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted admission and per adjusted patient day amounts). Continuing operations information includes, with respect to our Hospital Operations segment, the results of our same 60 hospitals operated throughout the six months ended June 30, 2023 and 2022, as well as the results of Piedmont Medical Center Fort Mill (“PMC Fort Mill Hospital”), the new acute care hospital we opened in South Carolina in September 2022. Continuing operations information excludes the results of our hospitals and other businesses classified as discontinued operations for accounting purposes. We believe this presentation is useful to investors because it includes the operations of all facilities in continuing operations for the entire time that we owned and operated them during the relevant period. In addition, continuing operations information reflects the impact of the addition or disposition of individual hospitals and other operations on our volumes, revenues and expenses. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable, and we present certain metrics on a per adjusted admission and per adjusted patient day basis to show trends other than volume.
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes the results of our same 60 hospitals operated throughout the six months ended June 30, 2023 and 2022, and excludes the results of our PMC Fort Mill Hospital, as well as our discontinued operations. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.

The financial information provided throughout this report, including our Condensed Consolidated Financial Statements and the notes thereto, has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we use certain non‑GAAP financial measures, including Adjusted EBITDA (as defined below), in this report and in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements. We use this information in our analysis of the performance of our business, excluding items we do not consider relevant to the performance of our continuing operations. In addition, we use these measures to define certain performance targets under our compensation programs.
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
We also present certain operational metrics and statistics in order to provide additional insight into our operational performance efficiency and to help investors better understand management’s view and strategic focus. We define these operational metrics and statistics as follows:
Adjusted admissions—represents actual admissions in the period adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues;
Adjusted patient days—represents actual patient days in the period adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues; and
Utilization of licensed beds—represents patient days divided by the number of days in the period divided by average licensed beds.
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
Ongoing Impact of the COVID-19 Pandemic—The COVID‑19 pandemic continued to adversely impact various aspects of our operations during the six months ended June 30, 2023, although to a much lesser extent than previously experienced. We believe the strong patient volume growth in our Ambulatory Care and Hospital Operations segments so far this year are attributable in part to patient care deferred in prior years due to the pandemic. Regional changes in the prevalence of COVID‑19 infections and related patient acuity impact our patient volumes, service mix, revenue mix, operating expenses and net operating revenues. We have taken a number of actions over the past several years to increase our liquidity and mitigate the impact of fluctuations in our patient volumes and in our service and revenue mix.
Various federal legislative actions, including additional funding for the Public Health and Social Services Emergency Fund (collectively, the “COVID Acts”), during the public health emergency that began in January 2020 mitigated some of the adverse financial impacts of the COVID‑19 pandemic on our business. During the six months ended June 30, 2023 and June 30, 2022, we received cash payments from COVID‑19 relief programs totaling $7 million and $104 million, respectively. We recognized grant income of $8 million and $94 million during the three months ended June 30, 2023 and 2022, respectively, and $11 million and $100 million during the six months ended June 30, 2023 and 2022, respectively. The public health emergency for the COVID‑19 pandemic ended on May 11, 2023.
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

Over the past several years, we have had to rely on higher-cost contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. We also depend on the available labor pool of semi‑skilled and unskilled workers in each of the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees. Although we continue to incur a higher level of contract labor expense than we have historically, our recruitment and retention efforts drove a reduction in this expense during the six months ended June 30, 2023.
Inflation and Other General Economic Conditions—Our business has been impacted by the rise in inflation and its effects on salaries, wages and benefits, as well as other costs. Additional economic factors, including unemployment rates and consumer spending, affect our patient volumes, service mix and revenue mix. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services. Any significant deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations.
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
During the years ended December 31, 2022 and 2021, we invested $264 million and $1.315 billion, respectively, to acquire ownership interests in new ASCs, increase our ownership interests in existing facilities and invest in de novo facilities. During the six months ended June 30, 2023, we acquired controlling ownership interests in 11 ASCs in which we did not have a previous investment, and we opened six de novo ASCs. We also continue to prioritize increasing our investment in our unconsolidated facilities. During the six months ended June 30, 2023, we acquired controlling ownership interests in four of our then‑unconsolidated ASCs, allowing us to consolidate their financial results.
Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑efficiency measures, and we continue to transition certain support operations to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the six months ended June 30, 2023, and we could incur additional restructuring charges in the future.
We regularly review the marginal costs of providing certain services, and we use analytics to manage our operations and make staffing decisions. We also exit service lines, businesses and geographic areas that we believe are no longer a core part of our long‑term growth and synergy strategies. In January 2023, we entered into a definitive agreement to sell our 51% ownership interest in San Ramon Regional Medical Center and certain related operations to our joint venture partner. We expect the transaction to be completed in 2023, subject to regulatory review and customary closing conditions. We intend to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher‑return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.
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
Improving Profitability—We continue to focus on growing patient volumes and effective cost management as a means to improve profitability. Our inpatient admissions have been constrained in recent years by the COVID‑19 pandemic, increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co‑pays, co‑insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain areas where we operate. Our business has also been impacted by the rise in inflation and its effects on wages and costs. However, we also believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to pursue new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.
Reducing Our Leverage Over Time—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (as amended to date, the “Credit Agreement”), of which we currently have none. In addition, the maturity dates of our notes are staggered from 2026 through 2031. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.
In May 2023, we issued $1.350 billion aggregate principal amount of 6.750% senior secured first lien notes, which will mature in May 2031 (the “2031 Senior Secured First Lien Notes”). We used the proceeds from this issuance, together with cash on hand, to finance the redemption of all $589 million aggregate principal amount then-outstanding of our 4.625% senior secured first lien notes due September 2024 (the “September 2024 Senior Secured First Lien Notes”) and all $756 million aggregate principal amount then-outstanding of our 4.625% senior secured first line notes due July 2024 (the “July 2024 Senior Secured First Lien Notes”) in May and June 2023, respectively.

Repurchasing Stock—In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program. Repurchases will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in open-market or privately negotiated transactions, subject to market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration date of December 31, 2024. We paid approximately $90 million to repurchase a total of 1,485,983 shares during the six months ended June 30, 2023, or an average of $60.55 per share.
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
RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	61	60	1	(1)
Total admissions	132,754	128,068	3.7%
Adjusted admissions	248,589	239,031	4.0%
Paying admissions (excludes charity and uninsured)	126,861	121,722	4.2%
Charity and uninsured admissions	5,893	6,346	(7.1)%
Admissions through emergency department	99,572	96,137	3.6%
Emergency department visits, outpatient	545,990	541,096	0.9%
Total emergency department visits	645,562	637,233	1.3%
Total surgeries	87,846	87,387	0.5%
Patient days — total	677,430	658,995	2.8%
Adjusted patient days	1,215,610	1,192,999	1.9%
Average length of stay (days)	5.10	5.15	(1.0)%
Average licensed beds	15,472	15,382	0.6%
Utilization of licensed beds	48.1%	47.1%	1.0%	(1)
Total visits	1,401,442	1,413,222	(0.8)%
Paying visits (excludes charity and uninsured)	1,328,839	1,331,959	(0.2)%
Charity and uninsured visits	72,603	81,263	(10.7)%
Ambulatory Care:
Total consolidated facilities (at end of period)	320	269	51	(1)
Total consolidated cases	346,402	317,437	9.1%

(1)	The change is the difference between the 2023 and 2022 amounts presented.
Total admissions increased by 4,686, or 3.7%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, including an increase of admissions through our emergency departments of 3,435, or 3.6%. Total emergency department visits increased by 1.3% during the three‑month period in 2023 compared to the same period in 2022. The increase in our Ambulatory Care segment’s total consolidated cases of 9.1% in the three months ended June 30, 2023, as compared to the same period in 2022, was primarily attributable to incremental case volume from our recently acquired facilities and same‑facility case growth, partially offset by the impact of the closure and deconsolidation of certain facilities.

The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
Revenues	2023	2022
Hospital Operations prior to inter-segment eliminations	$3,922	$3,645	7.6%
Ambulatory Care	942	771	22.2%
Conifer	323	333	(3.0)%
Inter-segment eliminations	(105)	(111)	(5.4)%
Total	$5,082	$4,638	9.6%
Consolidated net operating revenues increased by $444 million, or 9.6%, in the three months ended June 30, 2023 compared to the same period in 2022. The increase of $277 million, or 7.6%, in our Hospital Operations segment’s net operating revenues prior to inter‑segment eliminations for the three‑month period in 2023 compared to the same period in 2022 was primarily due to the opening of our PMC Fort Mill Hospital in September 2022, higher patient volume, the adverse impacts associated with a cybersecurity incident in the 2022 period and negotiated commercial rate increases. Net operating revenues in our Ambulatory Care segment increased by $171 million, or 22.2%, in the three months ended June 30, 2023 compared to the same period in 2022. This change was primarily driven by our recently acquired ASCs, an increase in case volume and higher net revenue per case, partially offset by the impact of the closure and deconsolidation of certain facilities. Conifer’s revenues, net of inter‑segment eliminations, decreased by $4 million, or 1.8%, during the three months ended June 30, 2023 compared to the same period in 2022. During the three months ended June 30, 2023 and 2022, we recognized grant income of $8 million and $94 million, respectively, which amounts are not included in net operating revenues.
Our accounts receivable days outstanding (“AR Days”) from continuing operations were 56.4 days at June 30, 2023 and 58.3 days at December 31, 2022. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. The AR Days calculation includes our Hospital Operations segment’s contract assets and excludes our California provider fee revenues.

The following table provides information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022
Hospital Operations:
Salaries, wages and benefits	$1,872	$1,752	6.8%
Supplies	636	605	5.1%
Other operating expenses	930	840	10.7%
Total	$3,438	$3,197	7.5%
Ambulatory Care:
Salaries, wages and benefits	$240	$201	19.4%
Supplies	253	205	23.4%
Other operating expenses	132	100	32.0%
Total	$625	$506	23.5%
Conifer:
Salaries, wages and benefits	$173	$173	—%
Supplies	2	1	100.0%
Other operating expenses	63	66	(4.5)%
Total	$238	$240	(0.8)%
Total:
Salaries, wages and benefits	$2,285	$2,126	7.5%
Supplies	891	811	9.9%
Other operating expenses	1,125	1,006	11.8%
Total	$4,301	$3,943	9.1%
Rent/lease expense(1):
Hospital Operations	$67	$68	(1.5)%
Ambulatory Care	32	28	14.3%
Conifer	4	3	33.3%
Total	$103	$99	4.0%

(1)	Included in other operating expenses.
The following table provides information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022
Hospital Operations:
Salaries, wages and benefits per adjusted admission	$7,528	$7,331	2.7%
Supplies per adjusted admission	2,564	2,534	1.2%
Other operating expenses per adjusted admission	3,744	3,509	6.7%
Total per adjusted admission	$13,836	$13,374	3.5%
Salaries, wages and benefits expense for our Hospital Operations segment increased by $120 million, or 6.8%, in the three months ended June 30, 2023 compared to the same period in 2022. This change was primarily attributable to merit increases for certain of our employees and increased employee benefits, recruiting and retention costs in the 2023 period, as well as higher incentive compensation expense. These factors were partially offset by a decrease in contract labor expense. On a per adjusted admission basis, salaries, wages and benefits expense increased by 2.7% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the factors described above.
Supplies expense for our Hospital Operations segment increased by $31 million, or 5.1%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was driven by higher patient volume, as well as the impact of general market conditions and inflation. On a per adjusted admission basis, supplies expense increased by 1.2% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, reflecting our continued focus on cost‑efficiency measures.

Other operating expenses for our Hospital Operations segment increased by $90 million, or 10.7%, in the three months ended June 30, 2023 compared to the same period in 2022. This change was primarily attributable to higher malpractice expense and medical fees during the three months ended June 30, 2023. On a per adjusted admission basis, other operating expenses in the three months ended June 30, 2023 increased by 6.7% compared to the same period in 2022, primarily due to the factors described above.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $934 million at June 30, 2023 compared to $766 million at March 31, 2023. Significant cash flow items in the three months ended June 30, 2023 included:
•Net cash provided by operating activities before interest, taxes, discontinued operations, and restructuring charges, acquisition‑related costs, and litigation costs and settlements of $1.078 billion;
•Proceeds from the issuance of $1.350 billion aggregate principal amount of our 2031 Senior Secured First Lien Notes;
•Debt payments of $1.392 billion, including $1.352 billion to redeem $1.345 billion aggregate principal amount outstanding of our September 2024 Senior Secured First Lien Notes and July 2024 Senior Secured First Lien Notes;
•Interest payments of $268 million;
•Income tax payments of $158 million;
•$136 million of distributions paid to noncontrolling interests;
•Capital expenditures of $132 million;
•$48 million of payments for purchases of businesses or joint venture interests;
•$40 million of payments to repurchase a total of 579,637 shares of our common stock under the share repurchase program; and
•Payments of $38 million for the purchase of noncontrolling interests.
Net cash provided by operating activities was $1.047 billion in the six months ended June 30, 2023 compared to $347 million in the six months ended June 30, 2022. Key factors contributing to the change between the 2023 and 2022 periods included the following:
•No Medicare advances recouped or repaid in the six months ended June 30, 2023 compared to $475 million recouped or repaid during the same period in 2022;
•Higher interest payments of $29 million during the six months ended June 30, 2023 compared to the same period in 2022;
•Higher income tax payments of $18 million in the 2023 period; and
•The timing of other working capital items.
FORWARD-LOOKING STATEMENTS
This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward‑looking statements, including (but not limited to) disclosures regarding (1) the impact of the COVID-19 pandemic, (2) our future earnings, financial position, and operational and strategic initiatives, and (3) developments in the healthcare industry. Forward‑looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward‑looking statements. Such factors include, but are not limited to, the risks described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.

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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources:

	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
	2023	2022		2023	2022
Medicare	16.6%	17.3%	(0.7)%	16.9%	17.5%	(0.6)%
Medicaid	7.3%	8.0%	(0.7)%	7.6%	7.5%	0.1%
Managed care(2)	71.0%	68.8%	2.2%	70.6%	69.2%	1.4%
Uninsured	0.8%	1.1%	(0.3)%	0.8%	1.1%	(0.3)%
Indemnity and other	4.3%	4.8%	(0.5)%	4.1%	4.7%	(0.6)%

(1)	The change is the difference between the 2023 and 2022 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Revenues related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) are presented in managed care net patient service revenues in the table above. Amounts we were assessed to support CHIRP following its approval in 2022 were presented in Medicaid revenues in prior periods, but have been reclassified to managed care revenues to conform to the current‑year presentation in the same payer group as the revenues to more clearly reflect the results of our participation in this program. Assessments to support CHIRP totaled $24 million and $20 million during the three months ended June 30, 2023 and 2022, respectively, and $50 million and $77 million during the six months ended June 30, 2023 and 2022, respectively.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources, is presented below:

	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
Admissions from:	2023	2022		2023	2022
Medicare	19.9%	20.7%	(0.8)%	20.3%	21.1%	(0.8)%
Medicaid	4.9%	5.6%	(0.7)%	4.9%	5.6%	(0.7)%
Managed care(2)	67.4%	65.7%	1.7%	67.1%	65.3%	1.8%
Charity and uninsured	4.4%	5.0%	(0.6)%	4.4%	4.8%	(0.4)%
Indemnity and other	3.4%	3.0%	0.4%	3.3%	3.2%	0.1%

(1)	The change is the difference between the 2023 and 2022 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
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
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $599 million and $579 million for the three months ended June 30, 2023 and 2022, respectively, and $1.212 billion and $1.198 billion for the six months ended June 30, 2023 and 2022, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 18.3% and 19.2% of the total net patient service revenues of our acute care hospitals and related outpatient facilities during the six months ended June 30, 2023 and 2022, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. Our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $190 million and $193 million for the three months ended June 30, 2023 and 2022, respectively, and $395 million and $369 million for the six months ended June 30, 2023 and 2022, respectively.
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
Total Medicaid and Medicaid managed care net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment were $640 million and $656 million for the three months ended June 30, 2023 and 2022, respectively, and $1.312 billion and $1.315 billion for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, Medicaid and Medicaid managed care revenues comprised 41% and 59%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Medicaid managed care patient service revenues are presented net of provider taxes or assessments paid by our hospitals.
Because we cannot predict what actions the federal government or the states may take under existing or future legislation and/or regulatory changes to address budget gaps, deficits, Medicaid expansion, Medicaid eligibility redeterminations by the states, provider fee programs or Medicaid Section 1115 waivers, we are unable to assess the effect that any such legislation or regulatory action might have on our business; however, the impact on our future financial position, results of operations or cash flows could be material.

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
The statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage (Part C) days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates. In June 2023, CMS issued a Final Action on the Treatment of Medicare Part C Days in the Calculation of a Hospital’s Medicare Disproportionate Patient Percentage for discharges occurring prior to October 1, 2013. This action finalized CMS’ August 2020 proposed rule to include Medicare Advantage days in the Medicare fraction for all periods prior to October 1, 2013, and CMS expects no effect on payments as payments previously made already reflect this policy. We are not able to predict whether CMS’s final action will be the subject of further or new legal challenges nor are we able to predict the outcome of those challenges, if any.
Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems—In July 2023, CMS released proposed policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center Payment System for calendar year (“CY”) 2024 (“Proposed OPPS/ASC Rule”). The Proposed OPPS/ASC Rule includes the following proposed payment and policy changes:
•An estimated net increase of 2.8% for the OPPS rates based on an estimated market basket increase of 3.0%, reduced by a multifactor productivity adjustment required by the Affordable Care Act of 0.2%; and
•A 2.8% increase to the Ambulatory Surgical Center payment rates.
CMS projects that the combined impact of the proposed payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 2.8% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 3.4% increase in Medicare FFS OPPS payments for proprietary hospitals. The projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule is an increase to Medicare FFS outpatient revenues of approximately $23 million, or 4.2%, for our acute care hospitals and $17 million, or 2.6%, for USPI's ASCs and surgical hospitals. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.
Proposed Rule on the Remedy for the 340B-Acquired Drug Payment Policy for Calendar Years 2018-2022—CMS’ 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers (“340B Drugs”). In the CY 2018 final rule regarding OPPS payment and policy changes, CMS reduced the payment for 340B Drugs from the average sales price (“ASP”) plus 6% to the ASP minus 22.5% and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). CMS retained the same 340B Payment Adjustment in the final rules regarding OPPS payment and policy changes for CYs 2019 through 2022. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Following the initial court decisions and a series of appeals, the U.S. Supreme Court (the “Supreme Court”) unanimously ruled in June 2022 that the decision to impose the 340B Payment Adjustment in CYs 2018 and 2019 was unlawful, and the case was remanded to the lower courts to determine the appropriate remedy. In response to the Supreme Court’s decision, the final rules regarding OPPS payment and policy changes for CY 2023 affirmed that CMS was now applying the default rate, generally ASP plus 6%, to 340B Drugs and biologicals, and it had removed the 340B Payment Adjustment made in 2018. In January 2023, the U.S. District Court for the District of Columbia issued an opinion remanding the case to HHS to determine the remediation for the prior years’ underpayments. In response, CMS released the Prospective Payment System: Remedy for 340B-Acquired Drugs Purchased in Cost Years 2018-2022 Proposed Rule in July 2023. The proposed rule provides for a one-time lump sum remedy payment to each 340B Hospital that received a cut in 340B Drug payments from 2018 through 2022 (to which CMS will not apply interest). Due to budget neutrality requirements, CMS also proposed a reduction to future non-drug item and service payments through an adjustment to the OPPS conversion factor by minus 0.5% starting in CY 2025 until the full amount is offset (which CMS estimates will take 16 years). We estimate this adjustment will result in a reduction of less than $10 million annually to our acute care and surgical hospital revenue.
Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule—In July 2023, CMS released the CY 2024 Medicare Physician Fee Schedule (“MPFS”) Proposed Rule (“MPFS Proposed Rule”). The MPFS Proposed Rule includes updates to payment policies, payment rates and other provisions for services reimbursed under the MPFS from January 1 through December 31, 2024. Under the MPFS Proposed Rule, the CY 2024 conversion factor, which is the base rate that is used to convert relative units into payment rates, would be reduced from $33.89 to $32.75, a decrease of 3.36%, due to budget neutrality rules and the adjustment provided for in the Consolidated Appropriations Act, 2023 (“CAA, 2023”). The CAA, 2023 provided for a 2.5% positive adjustment to the MPFS CY 2023 conversion factor and a 1.25% positive adjustment to the CY 2024 conversion factor, resulting in a 1.25% decrease in the proposed CY 2024 conversion from the CY 2023 conversion factor. We estimate the impact of the MPFS Proposed Rule should result in a reduction of less than $6 million to our FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, as well as potential changes to the MPFS Proposed Rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.
Public Health and Social Services Emergency Fund—Our Hospital Operations and Ambulatory Care segments recognized grant income from federal and state programs associated with lost revenues and COVID‑related costs of $8 million and $94 million during the three months ended June 30, 2023 and 2022, respectively, and $11 million and $100 million during the six months ended June 30, 2023 and 2022, respectively. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income in our condensed consolidated statements of operations. With the termination of the public health emergency on May 11, 2023, there is no assurance or expectation that we will continue to receive or remain eligible for significant funding or assistance under the COVID Acts or similar measures in the future.

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
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended June 30, 2023 and 2022 was $2.565 billion and $2.304 billion, respectively, and $5.068 billion and $4.742 billion during the six months ended June 30, 2023 and 2022, respectively. Our top 10 managed care payers generated 65% of our managed care net patient service revenues for the six months ended June 30, 2023. During the same period, national payers generated 43% of our managed care net patient service revenues; the remainder came from regional or local payers. At both June 30, 2023 and December 31, 2022, 66% of our net accounts receivable for our Hospital Operations segment were due from managed care payers.
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at June 30, 2023, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $20 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the six months ended June 30, 2023. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future, subject to incremental pricing improvements to address inflationary pressures. In the six months ended June 30, 2023, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 95% higher than our aggregate yield on a per‑admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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
Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both June 30, 2023 and December 31, 2022, 5% of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Laws and Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.
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
The initial expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions, along with reductions in Medicare and Medicaid reimbursement to healthcare providers, including us. However, we continue to provide uninsured discounts and charity care due to the failure of certain states to expand Medicaid coverage and for persons living in the country who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.
The COVID Acts included a requirement that state Medicaid programs keep people continuously enrolled during the COVID‑19 public health emergency in exchange for a temporary increase to the Federal Medical Assistance Percentage. This continuous enrollment condition ended on March 31, 2023 and, on April 1, 2023, states were permitted to begin eligibility redeterminations on their Medicaid populations and disenroll individuals no longer eligible. The resulting volume of redeterminations has caused backlogs in the processing of new applications, which has increased the overall certification timeframe. We expect the certification timing will return to normal as these backlogs are resolved. Although we have not been materially adversely affected to date, any increase in the volume of uninsured patients could have an impact on our uncompensated care expense.
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Uninsured patients	$116	$136	$239	$258
Charity care patients	28	19	52	40
Total	$144	$155	$291	$298
RESULTS OF OPERATIONS
The following tables present our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net operating revenues:
Hospital Operations	$3,922	$3,645	$7,821	$7,443
Ambulatory Care	942	771	1,847	1,509
Conifer	323	333	647	657
Inter-segment eliminations	(105)	(111)	(212)	(226)
Net operating revenues	5,082	4,638	10,103	9,383
Grant income	8	94	11	100
Equity in earnings of unconsolidated affiliates	54	54	104	100
Operating expenses:
Salaries, wages and benefits	2,285	2,126	4,543	4,308
Supplies	891	811	1,782	1,596
Other operating expenses, net	1,125	1,006	2,218	1,948
Depreciation and amortization	213	216	430	419
Impairment and restructuring charges, and acquisition-related costs	16	57	37	73
Litigation and investigation costs	10	18	14	38
Net gains on sales, consolidation and deconsolidation of facilities	—	(1)	(13)	—
Operating income	$604	$553	$1,207	$1,201

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	0.2%	2.0%	0.1%	1.1%
Equity in earnings of unconsolidated affiliates	1.1%	1.2%	1.0%	1.1%
Operating expenses:
Salaries, wages and benefits	45.0%	45.8%	45.0%	45.9%
Supplies	17.5%	17.5%	17.6%	17.0%
Other operating expenses, net	22.1%	21.7%	22.0%	20.8%
Depreciation and amortization	4.3%	4.7%	4.2%	4.5%
Impairment and restructuring charges, and acquisition-related costs	0.3%	1.2%	0.4%	0.8%
Litigation and investigation costs	0.2%	0.4%	0.1%	0.4%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%	(0.1)%	—%
Operating income	11.9%	11.9%	11.9%	12.8%

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by operating segment on a continuing operations basis:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,817	$942	$323	$7,609	$1,847	$647
Grant income	7	1	—	10	1	—
Equity in earnings of unconsolidated affiliates	2	52	—	5	99	—
Operating expenses:
Salaries, wages and benefits	1,872	240	173	3,722	475	346
Supplies	636	253	2	1,269	510	3
Other operating expenses, net	930	132	63	1,840	252	126
Depreciation and amortization	176	27	10	357	54	19
Impairment and restructuring charges, and acquisition-related costs	9	2	5	23	5	9
Litigation and investigation costs	5	5	—	8	6	—
Net gains on sales, consolidation and deconsolidation of facilities	—	—	—	—	(13)	—
Operating income	$198	$336	$70	$405	$658	$144

Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Grant income	0.2%	0.1%	—%	0.1%	0.1%	—%
Equity in earnings of unconsolidated affiliates	0.1%	5.5%	—%	0.1%	5.4%	—%
Operating expenses:
Salaries, wages and benefits	49.0%	25.5%	53.6%	48.9%	25.7%	53.5%
Supplies	16.7%	26.9%	0.6%	16.7%	27.6%	0.5%
Other operating expenses, net	24.4%	14.0%	19.5%	24.2%	13.6%	19.5%
Depreciation and amortization	4.7%	2.8%	3.1%	4.7%	3.1%	2.8%
Impairment and restructuring charges, and acquisition-related costs	0.2%	0.2%	1.5%	0.3%	0.3%	1.4%
Litigation and investigation costs	0.1%	0.5%	—%	0.1%	0.3%	—%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%	—%	—%	(0.7)%	—%
Operating income	5.2%	35.7%	21.7%	5.3%	35.6%	22.3%

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,534	$771	$333	$7,217	$1,509	$657
Grant income	92	2	—	96	4	—
Equity in earnings of unconsolidated affiliates	2	52	—	6	94	—
Operating expenses:
Salaries, wages and benefits	1,752	201	173	3,572	395	341
Supplies	605	205	1	1,188	406	2
Other operating expenses, net	840	100	66	1,614	205	129
Depreciation and amortization	179	28	9	346	55	18
Impairment and restructuring charges, and acquisition-related costs	42	5	10	54	8	11
Litigation and investigation costs	18	—	—	26	—	12
Net gains on sales, consolidation and deconsolidation of facilities	(1)	—	—	—	—	—
Operating income	$193	$286	$74	$519	$538	$144

Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Grant income	2.6%	0.3%	—%	1.3%	0.3%	—%
Equity in earnings of unconsolidated affiliates	0.1%	6.7%	—%	0.1%	6.2%	—%
Operating expenses:
Salaries, wages and benefits	49.6%	26.1%	52.0%	49.5%	26.2%	51.9%
Supplies	17.1%	26.6%	0.3%	16.5%	26.9%	0.3%
Other operating expenses, net	23.7%	13.0%	19.8%	22.3%	13.6%	19.7%
Depreciation and amortization	5.1%	3.6%	2.7%	4.8%	3.6%	2.7%
Impairment and restructuring charges, and acquisition-related costs	1.2%	0.6%	3.0%	0.7%	0.5%	1.7%
Litigation and investigation costs	0.5%	—%	—%	0.4%	—%	1.8%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%	—%	—%	—%	—%
Operating income	5.5%	37.1%	22.2%	7.2%	35.7%	21.9%
Consolidated net operating revenues increased by $444 million and $720 million, or 9.6% and 7.7%, for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. Our Hospital Operations segment’s net operating revenues net of inter‑segment eliminations increased by $283 million and $392 million, or 8.0% and 5.4%, for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increases for both periods in 2023 were primarily driven by the opening of our PMC Fort Mill Hospital in September 2022, higher patient volumes, the adverse impacts associated with a cybersecurity incident in the 2022 period and negotiated commercial rate increases. Our Hospital Operations segment also recognized income from state grants totaling $7 million and $10 million during the three and six months ended June 30, 2023, respectively, and income totaling $92 million and $96 million from combined federal and state grants during the same periods in 2022, respectively, none of which is included in net operating revenues.
RESULTS OF OPERATIONS BY SEGMENT
Our operations are reported in three segments:
•Hospital Operations, which is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities;
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

Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital				Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2023	2022			2023	2022
Number of hospitals (at end of period)	60	60	—	(1)	60	60	—	(1)
Total admissions	131,955	128,068	3.0%		265,168	255,850	3.6%
Adjusted admissions	246,689	239,031	3.2%		489,932	466,964	4.9%
Paying admissions (excludes charity and uninsured)	126,118	121,823	3.5%		253,525	243,620	4.1%
Charity and uninsured admissions	5,837	6,245	(6.5)%		11,643	12,230	(4.8)%
Admissions through emergency department	98,820	96,136	2.8%		199,548	193,820	3.0%
Paying admissions as a percentage of total admissions	95.6%	95.1%	0.5%	(1)	95.6%	95.2%	0.4%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.4%	4.9%	(0.5)%	(1)	4.4%	4.8%	(0.4)%	(1)
Emergency department admissions as a percentage of total admissions	74.9%	75.1%	(0.2)%	(1)	75.3%	75.8%	(0.5)%	(1)
Surgeries — inpatient	34,371	33,749	1.8%		68,219	66,657	2.3%
Surgeries — outpatient	52,923	53,638	(1.3)%		105,176	104,896	0.3%
Total surgeries	87,294	87,387	(0.1)%		173,395	171,553	1.1%
Patient days — total	674,612	658,995	2.4%		1,375,585	1,364,618	0.8%
Adjusted patient days	1,208,906	1,192,999	1.3%		2,438,954	2,417,823	0.9%
Average length of stay (days)	5.11	5.15	(0.8)%		5.19	5.33	(2.6)%
Licensed beds (at end of period)	15,372	15,391	(0.1)%		15,372	15,391	(0.1)%
Average licensed beds	15,372	15,382	(0.1)%		15,372	15,389	(0.1)%
Utilization of licensed beds	48.2%	47.1%	1.1%	(1)	49.4%	49.0%	0.4%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.

	Same-Hospital				Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Outpatient Visits	2023	2022			2023	2022
Total visits	1,394,667	1,413,222	(1.3)%		2,768,498	2,786,410	(0.6)%
Paying visits (excludes charity and uninsured)	1,322,729	1,332,124	(0.7)%		2,625,222	2,627,573	(0.1)%
Charity and uninsured visits	71,938	81,098	(11.3)%		143,276	158,837	(9.8)%
Emergency department visits	540,826	541,090	—%		1,067,356	1,041,755	2.5%
Surgery visits	52,923	53,638	(1.3)%		105,176	104,896	0.3%
Paying visits as a percentage of total visits	94.8%	94.3%	0.5%	(1)	94.8%	94.3%	0.5%	(1)
Charity and uninsured visits as a percentage of total visits	5.2%	5.7%	(0.5)%	(1)	5.2%	5.7%	(0.5)%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.

	Same-Hospital			Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Revenues	2023	2022		2023	2022
Total segment net operating revenues	$3,794	$3,528	7.5%	$7,566	$7,210	4.9%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,590	$3,344	7.4%	$7,137	$6,851	4.2%
Net patient service revenue per adjusted admission	$14,553	$13,990	4.0%	$14,567	$14,671	(0.7)%
Net patient service revenue per adjusted patient day	$2,970	$2,803	6.0%	$2,926	$2,834	3.2%

	Same-Hospital		Increase (Decrease)	Same-Hospital		Increase (Decrease)
	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2023	2022		2023	2022
Salaries, wages and benefits	$1,864	$1,752	6.4%	$3,707	$3,574	3.7%
Supplies	635	605	5.0%	1,266	1,189	6.5%
Other operating expenses	922	837	10.2%	1,825	1,610	13.4%
	$3,421	$3,194	7.1%	$6,798	$6,373	6.7%

	Same-Hospital			Same-Hospital
Selected Operating Expenses as a Percentage of Net Operating Revenues	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
	2023	2022		2023	2022
Salaries, wages and benefits	49.1%	49.7%	(0.6)%	49.0%	49.6%	(0.6)%
Supplies	16.7%	17.1%	(0.4)%	16.7%	16.5%	0.2%
Other operating expenses	24.3%	23.7%	0.6%	24.1%	22.3%	1.8%

(1)	The change is the difference between the 2023 and 2022 amounts presented.
Revenues
Same‑hospital net operating revenues increased by $266 million, or 7.5%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to higher patient volumes, negotiated commercial rate increases and the adverse impacts associated with a cybersecurity incident in the 2022 period. Our Hospital Operations segment also recognized income totaling $7 million and $92 million from federal and state grants in the three months ended June 30, 2023 and 2022, respectively, which is not included in net operating revenues. Same‑hospital adjusted admissions increased 3.2% in the three months ended June 30, 2023 compared to the same period in 2022.
Same‑hospital net operating revenues increased by $356 million, or 4.9%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher patient volumes, negotiated commercial rate increases and the adverse impacts associated with a cybersecurity incident in the 2022 period. Our Hospital Operations segment also recognized income totaling $10 million and $96 million from federal and state grants in the six months ended June 30, 2023 and 2022, respectively, which is not included in net operating revenues. Same‑hospital adjusted admissions increased 4.9% in the six months ended June 30, 2023 compared to the same period in 2022.

The following table presents our consolidated net accounts receivable by payer:

	June 30, 2023	December 31, 2022
Medicare	$149	$166
Medicaid	54	44
Net cost report settlements receivable and valuation allowances	77	48
Managed care	1,652	1,661
Self-pay uninsured	37	35
Self-pay balance after insurance	91	92
Estimated future recoveries	154	149
Other payers	295	315
Total Hospital Operations	2,509	2,510
Ambulatory Care	405	433
Accounts receivable, net	$2,914	$2,943
The collection of accounts receivable is a key area of focus for our business. At June 30, 2023 and December 31, 2022, our Hospital Operations segment collection rate on self‑pay accounts was approximately 29.8% and 29.5%, respectively. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at June 30, 2023, a 10% decrease or increase in our self‑pay collection rate, or approximately 3.0%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $11 million. There are various factors that can impact collection trends, such as changes in the economy and inflation, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which were affected by the pandemic, continuously change and can have an impact on collection trends and our estimation process.
We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 97.2% and 95.7% at June 30, 2023 and December 31, 2022. respectively.
We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following table presents the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.432 billion and $2.462 billion at June 30, 2023 and December 31, 2022, respectively. Cost report settlements receivable, net of payables and related valuation allowances, of $77 million and $48 million at June 30, 2023 and December 31, 2022, respectively, are excluded from the table.

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At June 30, 2023
0-60 days	90%	43%	56%	22%	51%
61-120 days	4%	27%	17%	14%	16%
121-180 days	3%	14%	11%	8%	10%
Over 180 days	3%	16%	16%	56%	23%
Total	100%	100%	100%	100%	100%

At December 31, 2022
0-60 days	90%	34%	56%	22%	50%
61-120 days	5%	28%	16%	15%	15%
121-180 days	2%	16%	9%	7%	9%
Over 180 days	3%	22%	19%	56%	26%
Total	100%	100%	100%	100%	100%

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
The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program by aging category:

	June 30, 2023	December 31, 2022
0-60 days	$84	$79
61-120 days	16	18
121-180 days	7	3
Over 180 days	7	6
Total	$114	$106
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $112 million, or 6.4%, in the three months ended June 30, 2023 compared to the same period in 2022. This change was primarily attributable to merit increases for certain of our employees and increased employee benefits, recruiting and retention costs in the 2023 period, as well as higher incentive compensation expense. These factors were partially offset by a decrease in contract labor expense, driven by our focus on recruiting initiatives. As a percentage of net operating revenues, same‑hospital salaries, wages and benefits decreased by 60 basis points to 49.1% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Salaries, wages and benefits expense for the three months ended June 30, 2023 and 2022 included stock‑based compensation expense of $13 million and $14 million, respectively.
Same‑hospital salaries, wages and benefits expense increased by $133 million, or 3.7%, in the six months ended June 30, 2023 compared to the same period in 2022. This increase was primarily attributable to the same factors that affected the three-month period. As a percentage of net operating revenues, same‑hospital salaries, wages and benefits decreased by 60 basis points to 49.0% in the six months ended June 30, 2023 compared to the three months ended June 30, 2022. Salaries, wages and benefits expense for the three months ended June 30, 2023 and 2022 included stock‑based compensation expense of $23 million and $26 million, respectively.
Supplies
Same‑hospital supplies expense increased by $30 million, or 5.0%, in the three months ended June 30, 2023 compared to the same period in 2022. This increase was driven by higher patient volumes during the three‑month period in 2023, as well as the impact of general market conditions and inflation. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 40 basis points to 16.7% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, reflecting our continued focus on cost‑efficiency measures.
Same‑hospital supplies expense increased by $77 million, or 6.5%, in the six months ended June 30, 2023 compared to the same period in 2022. This increase was driven by higher patient and surgical volumes during the six-month period in 2023, as well as the impact of general market conditions and inflation. Improvements realized from our focus on cost‑efficiency measures, partially offset the increase in same-hospital supplies expense during the 2023 period. Same‑hospital supplies expense as a percentage of net operating revenues increased by 20 basis points to 16.7% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $85 million, or 10.2%, in the three months ended June 30, 2023 compared to the same period in 2022. The changes in other operating expenses included an increase in malpractice expense of $41 million and $25 million more in medical fees during 2023. Same‑hospital other operating expenses as a percentage of net operating revenues increased by 60 basis points to 24.3% for the three months ended June 30, 2023 compared to 23.7% for the three months ended June 30, 2022.
Same‑hospital other operating expenses increased by $215 million, or 13.4%, in the six months ended June 30, 2023 compared to the same period in 2022. Other operating expenses for the six months ended June 30, 2022 were reduced by a gain of $69 million from the sale of several office buildings; whereas net gains recognized during the same period in 2023 were $10 million. The changes in other operating expenses during the six months ended June 30, 2023 also included:
•an increase of $50 million in malpractice expense;
•$51 million more in medical fees; and
•an $18 million increase in repair and maintenance costs.
Same‑hospital other operating expenses as a percentage of net operating revenues increased by 180 basis points to 24.1% for the six months ended June 30, 2023 compared to 22.3% for the six months ended June 30, 2022.
Ambulatory Care Segment
Our Ambulatory Care segment is comprised of USPI’s ASCs and surgical hospitals. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. In most cases, we hold ownership interests in the facilities and operate them through a separate legal entity. USPI operates facilities on a day‑to‑day basis through management services contracts. Our sources of earnings from each facility consist of:
•management and administrative services revenues from the facilities USPI operates through management services contracts, usually computed as a percentage of each facility’s net revenues; and
•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.
Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment holds an ownership interest in (159 of 479 facilities at June 30, 2023), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 320 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries. The net profit attributable to owners other than USPI is classified within net income available to noncontrolling interests. For unconsolidated affiliates, our statements of operations reflect our earnings in two line items:
•equity in earnings of unconsolidated affiliates—our share of the net income (loss) of each facility, which is based on the facility’s net income (loss) and the percentage of the facility’s outstanding equity interests owned by USPI; and
•management and administrative services revenues, which is included in our net operating revenues—income we earn in exchange for managing the day‑to‑day operations of each facility, usually computed as a percentage of each facility’s net revenues.
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

Results of Operations
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
Net operating revenues	$942	$771	22.2%	$1,847	$1,509	22.4%
Grant income	$1	$2	(50.0)%	$1	$4	(75.0)%
Equity in earnings of unconsolidated affiliates	$52	$52	—%	$99	$94	5.3%
Salaries, wages and benefits	$240	$201	19.4%	$475	$395	20.3%
Supplies	$253	$205	23.4%	$510	$406	25.6%
Other operating expenses, net	$132	$100	32.0%	$252	$205	22.9%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $171 million, or 22.2%, during the three months ended June 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $106 million, as well as higher same‑facility net operating revenues of $76 million due primarily to higher surgical patient volumes and negotiated commercial rate increases. These increases were partially offset by a decrease of $11 million due primarily to the closure and deconsolidation of certain facilities. Our Ambulatory Care segment also recognized grant income from federal grants totaling $1 million and $2 million during the three months ended June 30, 2023 and 2022, respectively, which is not included in net operating revenues.
Ambulatory Care net operating revenues increased by $338 million, or 22.4%, during the six months ended June 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $204 million, as well as higher same‑facility net operating revenues of $161 million due primarily to higher surgical patient volumes and negotiated commercial rate increases. These increases were partially offset by a decrease of $27 million due primarily to the closure and deconsolidation of certain facilities. Our Ambulatory Care segment also recognized grant income from federal grants totaling $1 million and $4 million during the six months ended June 30, 2023 and 2022, respectively, which is not included in net operating revenues.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $39 million, or 19.4%, during the three months ended June 30, 2023 compared to the same period in 2022. This change was driven by an increase from acquisitions of $22 million, as well as an increase in same‑facility salaries, wages and benefits expense of $20 million, partially offset by a decrease of $3 million primarily due to the closure and deconsolidation of certain facilities. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 25.5% for the three months ended June 30, 2023 from 26.1% for the same period in 2022 due to enhanced labor management processes. Salaries, wages and benefits expense included $5 million and $3 million of stock‑based compensation expense in the three months ended June 30, 2023 and 2022, respectively.
Salaries, wages and benefits expense increased by $80 million, or 20.3%, during the six months ended June 30, 2023 compared to the same period in 2022. This change was driven by an increase from acquisitions of $42 million and an increase in same‑facility salaries, wages and benefits expense of $43 million due primarily to higher surgical patient volumes, partially offset by a decrease of $5 million due primarily to the aforementioned closure and deconsolidation of certain facilities. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 25.7% for the six months ended June 30, 2023 from 26.2% for the same period in 2022. Salaries, wages and benefits expense included $9 million and $6 million of stock‑based compensation expense in the six months ended June 30, 2023 and 2022, respectively.
Supplies
Supplies expense increased by $48 million, or 23.4%, during the three months ended June 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $28 million, as well as an increase in same‑facility supplies expense of $22 million due primarily to higher case volume, partially offset by a decrease of $2 million attributable to the closure and deconsolidation of certain facilities. Supplies expense as a percentage of net operating revenues was 26.9% for the three months ended June 30, 2023 compared to 26.6% for the same period in 2022.

Supplies expense increased by $104 million, or 25.6%, during the six months ended June 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $61 million, as well as an increase in same‑facility supplies expense of $47 million due primarily to an increase in surgical cases at our consolidated centers, partially offset by a decrease of $4 million due to the closure and deconsolidation of certain facilities. Supplies expense as a percentage of net operating revenues was 27.6% for the six months ended June 30, 2023 compared to 26.9% for the same period in 2022.
Other Operating Expenses, Net
Other operating expenses increased by $32 million, or 32.0%, during the three months ended June 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $17 million and an increase in same‑facility other operating expenses of $16 million, partially offset by a decrease of $1 million attributable primarily to the closure and deconsolidation of certain facilities. Other operating expenses as a percentage of net operating revenues increased to 14.0% for the three months ended June 30, 2023 from 13.0% for the same period in 2022.
Other operating expenses increased by $47 million, or 22.9%, during the six months ended June 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $32 million and an increase in same‑facility other operating expenses of $17 million, partially offset by a decrease of $2 million primarily due to the closure and deconsolidation of certain facilities. Other operating expenses as a percentage of net operating revenues were flat at 13.6% for both of the six-month periods ended June 30, 2023 and 2022.
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

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net revenues	9.8%	9.6%
Cases	6.6%	7.2%
Net revenue per case	2.9%	2.2%
Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a health system partner. The table below provides information about the ownership structure of the facilities operated by our Ambulatory Care segment:

June 30, 2023
Owned with a health system partner	208
Owned without a health system partner	271
Total	479
Facility Acquisitions and Investment
The table below presents the aggregate amounts we paid to acquire various ownership interests in ambulatory care facilities:

	Six Months Ended June 30,
	2023	2022
Controlling interests	$96	$66
Equity investment in unconsolidated affiliates and consolidated facilities	9	14
Total	$105	$80

The table below reflects the change in the number of facilities operated by our Ambulatory Care segment since December 31, 2022:

Six Months Ended June 30, 2023
Acquisitions	11
De novo	6
Dispositions/Mergers	(4)
Total increase in number of facilities operated	13
During the six months ended June 30, 2023, we acquired controlling interests in eleven ASCs, three located in Ohio, two located in Texas and one each located in Arizona, California, Maryland, Missouri, South Carolina and Washington, in which we did not have a previous investment. Ten of these facilities are jointly owned with physicians, and one is jointly owned with a health system partner and physicians. We also acquired controlling ownership interests in four previously unconsolidated ASCs, each located in a different state, during the six months ended June 30, 2023. We paid an aggregate of $96 million to acquire controlling ownership interests in all of the aforementioned facilities.
We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the six months ended June 30, 2023, we invested approximately $9 million in such transactions.
Conifer Segment
The following table presents selected revenue and expense information for our Conifer segment:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
Revenue cycle and other services – Tenet	$105	$111	(5.4)%	$212	$226	(6.2)%
Revenue cycle and other services – other customers	$218	$222	(1.8)%	$435	$431	0.9%
Salaries, wages and benefits	$173	$173	—%	$346	$341	1.5%
Supplies	$2	$1	100.0%	$3	$2	50.0%
Other operating expenses	$63	$66	(4.5)%	$126	$129	(2.3)%
Revenues
Our Conifer segment’s revenues from third‑party clients, which revenues are not eliminated in consolidation, decreased by $4 million, or 1.8%, for the three months ended June 30, 2023 compared to the same period in 2022. Our Conifer segment’s revenues from third‑party clients, which revenues are not eliminated in consolidation, increased by $4 million, or 0.9%, for the six months ended June 30, 2023 compared to the same period in 2022. The decline in revenues from Tenet in the 2023 periods reflects previously announced contract changes with Tenet hospitals.
Salaries, Wages and Benefits
Salaries, wages and benefits expense for Conifer in the three months ended June 30, 2023 were consistent with the expense incurred during the same period in 2022. Salaries, wages and benefits expense included stock‑based compensation expense of $1 million in each of the three-month periods ended June 30, 2023 and 2022.
Salaries, wages and benefits expense for Conifer increased by $5 million, or 1.5%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to new business expansion, planned staffing increases and annual merit increases for certain of our employees, partially offset by the transition of various administrative functions to our GBC in the Philippines. Salaries, wages and benefits expense included stock‑based compensation expense of $1 million and $2 million in the six months ended June 30, 2023 and 2022, respectively.
Supplies
Conifer’s supplies expenses during the three and six months ended June 30, 2023 were consistent with the three and six months ended June 30, 2022.

Other Operating Expenses, Net
Our Conifer segment’s other operating expenses decreased by $3 million, or 4.5%, during the three months ended June 30, 2023 and decreased by $3 million, or 2.3%, during the six months ended June 30, 2023 compared to the same periods in 2022. The decreases in both periods were primarily driven by client divestitures.
Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated:
Impairment charges	$1	$5	$2	$6
Restructuring charges	13	49	31	61
Acquisition-related costs	2	3	4	6
Total impairment and restructuring charges, and acquisition-related costs	$16	$57	$37	$73

By segment:
Hospital Operations	$9	$42	$23	$54
Ambulatory Care	2	5	5	8
Conifer	5	10	9	11
Total impairment and restructuring charges, and acquisition-related costs	$16	$57	$37	$73
During the three months ended June 30, 2023, restructuring charges consisted of $7 million of legal costs related to the sale of certain businesses, $3 million related to the transition of various administrative functions to our GBC, $2 million of employee severance costs and $1 million of other restructuring costs. Restructuring charges for the three months ended June 30, 2022 consisted of $16 million of employee severance costs, $3 million related to the transition of various administrative functions to our GBC, $21 million related to contract and lease termination fees, and $9 million of other restructuring costs. Acquisition‑related costs consisted entirely of transaction costs for both of the three-month periods ended June 30, 2023 and 2022.
During the six months ended June 30, 2023, restructuring charges consisted of $11 million of legal costs related to the sale of certain businesses, $7 million related to the transition of various administrative functions to our GBC, $6 million of employee severance costs and $7 million of other restructuring costs. Restructuring charges for the six months ended June 30, 2022 consisted of $21 million of employee severance costs, $5 million related to the transition of various administrative functions to our GBC, $22 million related to contract and lease termination fees, and $13 million of other restructuring costs. Acquisition‑related costs consisted entirely of transaction costs for both of the six-month periods ended June 30, 2023 and 2022.
Litigation and Investigation Costs
Litigation and investigation costs were $10 million and $18 million during the three months ended June 30, 2023 and 2022, respectively, and $14 million and $38 million, during the three months ended June 30, 2023 and 2022, respectively.
Net Gains on Sales, Consolidation and Deconsolidation of Facilities
There were no gains or losses related to the sale, consolidation or deconsolidation of facilities recognized during the three months ended June 30, 2023 and a gain of $1 million recognized during the three months ended June 30, 2022. We recorded net gains on the sale, consolidation and deconsolidation of facilities of $13 million during the six months ended June 30, 2023, primarily related to the consolidation of facilities by our Ambulatory Care segment. There were no gains or losses from the sale, consolidation or deconsolidation of facilities during the six months ended June 30, 2022.
Interest Expense
Interest expense for the three and six months ended June 30, 2023 was $226 million and $447 million, respectively, compared to $222 million and $449 million for the same periods in 2022.

Loss from Early Extinguishment of Debt
We recorded losses from the early extinguishment of debt totaling $11 million during the three and six months ended June 30, 2023. These losses related to the redemption of all of the outstanding principal of our September 2024 Senior Secured First Lien Notes and our July 2024 Senior Secured First Lien Notes during the three months ended June 30, 2023.
During the three and six months ended June 30, 2022, we incurred aggregate losses from early extinguishment of debt of $66 million and $109 million, respectively. These losses related to the redemption of our 7.500% senior secured first lien notes due 2025 in February 2022, open market purchases of our 6.750% senior unsecured notes due 2023 (“2023 Senior Unsecured Notes”) during the six months ended June 30, 2022 and the redemption in full of the 2023 Senior Unsecured Notes in June 2022, in all cases in advance of the notes’ maturity dates.
In all of the 2023 and 2022 periods, the losses from the early extinguishment of debt primarily related to the differences between the purchase or redemption prices and the par values of the notes, as well as the write‑off of associated unamortized issuance costs.
Income Tax Expense
During the three months ended June 30, 2023 and 2022, we recorded income tax expense of $80 million and $86 million on pre-tax income of $373 million and $265 million, respectively, and recorded income tax expense of $164 million and $185 million on pre-tax income of $753 million and $643 million during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we recorded income tax expense of $42 million and $77 million, respectively, to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tax expense at statutory federal rate of 21%	$78	$56	$158	$135
State income taxes, net of federal income tax benefit	12	11	28	25
Tax benefit attributable to noncontrolling interests	(35)	(28)	(67)	(57)
Nondeductible goodwill	—	1	—	1
Stock-based compensation tax benefit	(2)	(1)	(4)	(3)
Changes in valuation allowance	23	45	42	77
Other items	4	2	7	7
Income tax expense	$80	$86	$164	$185
Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $170 million for the three months ended June 30, 2023 compared to $141 million for the three months ended June 30, 2022. Net income available to noncontrolling interests for the 2023 period was comprised of $139 million related to our Ambulatory Care segment, $22 million related to our Conifer segment and $9 million related to our Hospital Operations segment.
Net income available to noncontrolling interests was $323 million for the six months ended June 30, 2023 compared to $281 million for the six months ended June 30, 2022. Net income available to noncontrolling interests for the 2023 period was comprised of $265 million related to our Ambulatory Care segment, $44 million related to our Conifer segment and $14 million related to our Hospital Operations segment.

ADDITIONAL SUPPLEMENTAL NON-GAAP DISCLOSURES
As noted in the introduction to MD&A, we use certain non‑GAAP financial measures, including Adjusted EBITDA, in this report and in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements. We believe Adjusted EBITDA is useful to investors and analysts because it presents additional information about our financial performance. Investors, analysts, company management and our board of directors utilize this non‑GAAP measure, in addition to GAAP measures, to track our financial and operating performance and compare that performance to peer companies, which utilize similar non‑GAAP measures in their presentations. The human resources committee of our board of directors also uses certain non‑GAAP measures to evaluate management’s performance for the purpose of determining incentive compensation. We believe that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to GAAP and other non‑GAAP measures, as factors in determining the estimated fair value of shares of our common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. We do not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. The non‑GAAP Adjusted EBITDA measure we utilize may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.
The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income available to Tenet Healthcare Corporation common shareholders	$123	$38	$266	$178
Less: Net income available to noncontrolling interests	(170)	(141)	(323)	(281)
Income from discontinued operations, net of tax	—	—	—	1
Income from continuing operations	293	179	589	458
Income tax expense	(80)	(86)	(164)	(185)
Loss from early extinguishment of debt	(11)	(66)	(11)	(109)
Other non-operating income, net	6	—	4	—
Interest expense	(226)	(222)	(447)	(449)
Operating income	604	553	1,207	1,201
Litigation and investigation costs	(10)	(18)	(14)	(38)
Net gains on sales, consolidation and deconsolidation of facilities	—	1	13	—
Impairment and restructuring charges, and acquisition-related costs	(16)	(57)	(37)	(73)
Depreciation and amortization	(213)	(216)	(430)	(419)
Adjusted EBITDA	$843	$843	$1,675	$1,731

Net operating revenues	$5,082	$4,638	$10,103	$9,383

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.4%	0.8%	2.6%	1.9%

Adjusted EBITDA as a % of net operating revenues (Adjusted EBITDA margin)	16.6%	18.2%	16.6%	18.4%
LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
There have been no material changes to our obligations to make future cash payments under scheduled contractual obligations, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the matters set forth below and the additional lease obligations and other long-term debt transactions disclosed in Notes 1 and 6, respectively, to our accompanying Condensed Consolidated Financial Statements.

Long-Term Debt
At June 30, 2023, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.14x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.
Interest payments, net of capitalized interest, were $445 million and $416 million in the six months ended June 30, 2023 and 2022, respectively.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $196 million of standby letters of credit outstanding and guarantees at June 30, 2023.
Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), surgical hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies (including robotics), design and construction of new facilities, and various other capital improvements. We continue to implement our portfolio diversification strategy into ambulatory surgery and have a baseline intention to invest $250 million annually in ambulatory business acquisitions and de novo facilities. Capital expenditures were $367 million and $307 million in the six months ended June 30, 2023 and 2022, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2023 will total approximately $675 million to $725 million, including $196 million that was accrued as a liability at December 31, 2022.
We made income tax payments, net of tax refunds, of $158 million during the six months ended June 30, 2023 compared to $140 million during the same period in 2022.
SOURCES AND USES OF CASH
Our liquidity for the six months ended June 30, 2023 was primarily derived from net cash provided by operating activities and cash on hand. We had $934 million of cash and cash equivalents on hand at June 30, 2023 to fund our operations and capital expenditures, and our borrowing availability under our Credit Agreement was $1.500 billion based on our borrowing base calculation at June 30, 2023.
Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $1.047 billion in the six months ended June 30, 2023 compared to $347 million in the six months ended June 30, 2022. Key factors contributing to the change between the 2023 and 2022 periods included the following:
•No Medicare advances recouped or repaid in the six months ended June 30, 2023 compared to $475 million recouped or repaid during the same period in 2022;

•Higher interest payments of $29 million during the six months ended June 30, 2023 compared to the same period in 2022;
•Higher income tax payments of $18 million in the 2023 period; and
•The timing of other working capital items.
Net cash used in investing activities was $467 million for the six months ended June 30, 2023 compared to $200 million for the six months ended June 30, 2022. Proceeds from sales of facilities and other assets were $193 million lower during the 2023 period, primarily due to the sale of the several medical office buildings in the six months ended June 30, 2022. Additionally, capital expenditures increased by $60 million in the six months ended June 30, 2023 compared to the same period in 2022.
We used net cash of $504 million and $1.160 billion for financing activities in the six months ended June 30, 2023 and 2022, respectively. The 2023 period included proceeds from the issuance of $1.350 billion aggregate principal amount of our 2031 Senior Secured First Lien Notes, which proceeds were subsequently used, together with cash on hand, to finance the redemption of the combined $1.345 billion aggregate principal amount outstanding of our September 2024 Senior Secured First Lien Notes and July 2024 Senior Secured First Lien Notes. In addition, financing activities during the six‑month period in 2023 included distributions of $270 million to noncontrolling interest holders, payments totaling $90 million to repurchase 1,485,983 shares of our common stock and payments of $79 million to purchase noncontrolling ownership interests.
Financing activities during the six months ended June 30, 2022 included long-term debt payments of $2.744 billion, including $1.933 billion paid to redeem all $1.872 billion aggregate principal amount outstanding of our 6.750% senior unsecured notes due 2023 and $730 million paid to redeem all $700 million aggregate principal amount outstanding of our 7.500% senior secured first lien notes due 2025. In addition, we paid distributions of $310 million to noncontrolling interest holders during the six‑month period in 2022, which included the distribution of $61 million for minority interest holders’ portion of the proceeds received from the sale of several medical office buildings. These payments were partially offset by proceeds of $2.000 billion from the issuance of our 6.125% senior secured first lien notes due 2030 during the six months ended June 30, 2022.
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
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At June 30, 2023, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. At June 30, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at June 30, 2023. We were in compliance with all covenants and conditions in our Credit Agreement at June 30, 2023.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. The scheduled maturity date of the LC Facility is September 12, 2024. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At June 30, 2023, we were in compliance with all covenants and conditions in the LC Facility, and we had $111 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At June 30, 2023, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $14.762 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from January 2026 through November 2031.
In May 2023, we issued $1.350 billion aggregate principal amount of our 2031 Senior Secured First Lien Notes. We will pay interest on these notes semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2023. We used the issuance proceeds, together with cash on hand, to finance the redemption of the entire aggregate principal amounts outstanding of our September 2024 Senior Secured First Lien Notes and our July 2024 Senior Secured First Lien Notes in the three months ended June 30, 2023.

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
Various aspects of our operations continue to experience adverse impacts of the COVID‑19 pandemic, although to a much lesser extent than previously experienced. If new variants emerge and cause surges in COVID‑19 cases, the local economies of areas we serve could be negatively affected. Any significant deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.
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
We have not relied on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our balance sheet. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest except for borrowings, if any, under our Credit Agreement.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at June 30, 2023. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value

	(Dollars in Millions)
Fixed rate long-term debt	$81	$123	$89	$2,143	$3,022	$9,721	$15,179	$14,566
Average effective interest rates	6.2%	6.2%	7.1%	4.9%	5.7%	5.6%	5.6%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2023 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase transactions completed during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
April 1 through April 30, 2023	—	$—	—	$700
May 1 through May 31, 2023	580	$69.17	580	$660
June 1 through June 30, 2023	—	$—	—	$660

(1)
In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program that expires on December 31, 2024. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration.

These repurchases were made, and any future repurchases will be made, in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations.
The table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee or director equity awards.
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended June 30, 2023, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed with this report:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Fortieth Supplemental Indenture, dated as of May 16, 2023, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.750% Senior Secured First Lien Notes Due 2031 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed May 16, 2023)

(10)	Material Contracts

(a) Letter from the Registrant to Sun Park, dated as of June 3, 2023*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: July 31, 2023	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)