Form 10-Q
period 2023-09-30
TENET HEALTHCARE CORP
filed 2023-10-30
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023

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

Number of shares of the Registrant’s common stock outstanding at October 20, 2023 – 101,552 (in thousands)

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands
(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,054	$858
Accounts receivable	2,897	2,943
Inventories of supplies, at cost	413	405
Assets held for sale	140	—
Other current assets	1,855	1,775
Total current assets	6,359	5,981
Investments and other assets	3,152	3,147
Deferred income taxes	4	19
Property and equipment, at cost, less accumulated depreciation and amortization ($6,462 at September 30, 2023 and $6,201 at December 31, 2022)	6,260	6,462
Goodwill	10,415	10,123
Other intangible assets, at cost, less accumulated amortization ($1,463 at September 30, 2023 and $1,428 at December 31, 2022)	1,400	1,424
Total assets	$27,590	$27,156
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$141	$145
Accounts payable	1,202	1,504
Accrued compensation and benefits	787	778
Professional and general liability reserves	264	255
Accrued interest payable	273	213
Liabilities held for sale	17	—
Contract liabilities	86	110
Other current liabilities	1,662	1,471
Total current liabilities	4,432	4,476
Long-term debt, net of current portion	14,901	14,934
Professional and general liability reserves	787	790
Defined benefit plan obligations	327	331
Deferred income taxes	278	217
Other long-term liabilities	1,684	1,800
Total liabilities	22,409	22,548
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,303	2,149
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 157,247 shares issued at September 30, 2023 and 156,462 shares issued at December 31, 2022	8	8
Additional paid-in capital	4,818	4,778
Accumulated other comprehensive loss	(176)	(181)
Accumulated deficit	(436)	(803)
Common stock in treasury, at cost, 55,695 shares at September 30, 2023 and 54,216 shares at December 31, 2022	(2,750)	(2,660)
Total shareholders’ equity	1,464	1,142
Noncontrolling interests	1,414	1,317
Total equity	2,878	2,459
Total liabilities and equity	$27,590	$27,156
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net operating revenues	$5,066	$4,801	$15,169	$14,184
Grant income	3	54	14	154
Equity in earnings of unconsolidated affiliates	51	51	155	151
Operating expenses:
Salaries, wages and benefits	2,288	2,230	6,831	6,538
Supplies	877	817	2,659	2,413
Other operating expenses, net	1,101	1,018	3,319	2,966
Depreciation and amortization	224	209	654	628
Impairment and restructuring charges, and acquisition-related costs	47	24	84	97
Litigation and investigation costs	14	12	28	50
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	—	(12)	—
Operating income	568	596	1,775	1,797
Interest expense	(227)	(222)	(674)	(671)
Other non-operating income, net	4	6	8	6
Loss from early extinguishment of debt	—	—	(11)	(109)
Income from continuing operations, before income taxes	345	380	1,098	1,023
Income tax expense	(79)	(112)	(243)	(297)
Income from continuing operations, before discontinued operations	266	268	855	726
Income from discontinued operations, net of tax	—	—	—	1
Net income	266	268	855	727
Less: Net income available to noncontrolling interests	165	137	488	418
Net income available to Tenet Healthcare Corporation common shareholders	$101	$131	$367	$309
Amounts available to Tenet Healthcare Corporation common shareholders:
Income from continuing operations, net of tax	$101	$131	$367	$308
Income from discontinued operations, net of tax	—	—	—	1
Net income available to Tenet Healthcare Corporation common shareholders	$101	$131	$367	$309
Earnings per share available to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.99	$1.21	$3.60	$2.86
Discontinued operations	—	—	—	0.01
	$0.99	$1.21	$3.60	$2.87
Diluted
Continuing operations	$0.94	$1.16	$3.41	$2.81
Discontinued operations	—	—	—	0.01
	$0.94	$1.16	$3.41	$2.82
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	101,544	107,923	101,869	107,732
Diluted	104,425	109,888	105,021	112,288

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$266	$268	$855	$727
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	1	2	5	7
Unrealized loss on debt securities held as available-for-sale	—	(1)	—	(4)
Foreign currency translation adjustments and other	1	2	1	3
Other comprehensive income before income taxes	2	3	6	6
Income tax expense related to items of other comprehensive income	—	(1)	(1)	(2)
Total other comprehensive income, net of tax	2	2	5	4
Comprehensive net income	268	270	860	731
Less: Comprehensive income available to noncontrolling interests	165	137	488	418
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$103	$133	$372	$313

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Net income	$855	$727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	654	628
Deferred income tax expense	75	208
Stock-based compensation expense	48	47
Impairment and restructuring charges, and acquisition-related costs	84	97
Litigation and investigation costs	28	50
Net gains on sales, consolidation and deconsolidation of facilities	(12)	—
Loss from early extinguishment of debt	11	109
Equity in earnings of unconsolidated affiliates, net of distributions received	5	14
Amortization of debt discount and debt issuance costs	25	23
Pre-tax income from discontinued operations	—	(1)
Net gains from the sale of investments and long-lived assets	(25)	(115)
Other items, net	(1)	12
Changes in cash from operating assets and liabilities:
Accounts receivable	31	(39)
Inventories and other current assets	(49)	89
Income taxes	(46)	(59)
Accounts payable, accrued expenses, contract liabilities and other current liabilities	(38)	(942)
Other long-term liabilities	10	(28)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(105)	(157)
Net cash used in operating activities from discontinued operations, excluding income taxes	—	(1)
Net cash provided by operating activities	1,550	662
Cash flows from investing activities:
Purchases of property and equipment	(543)	(472)
Purchases of businesses or joint venture interests, net of cash acquired	(110)	(224)
Proceeds from sales of facilities and other assets	38	209
Proceeds from sales of marketable securities, long-term investments and other assets	40	61
Purchases of marketable securities and equity investments	(54)	(68)
Other items, net	(7)	(8)
Net cash used in investing activities	(636)	(502)
Cash flows from financing activities:
Repayments of borrowings	(1,478)	(2,786)
Proceeds from borrowings	1,368	2,020
Repurchases of common stock	(90)	—
Debt issuance costs	(16)	(24)
Distributions paid to noncontrolling interests	(425)	(432)
Proceeds from the sale of noncontrolling interests	37	16
Purchases of noncontrolling interests	(127)	(61)
Other items, net	13	(49)
Net cash used in financing activities	(718)	(1,316)
Net increase (decrease) in cash and cash equivalents	196	(1,156)
Cash and cash equivalents at beginning of period	858	2,364
Cash and cash equivalents at end of period	$1,054	$1,208
Supplemental disclosures:
Interest paid, net of capitalized interest	$(589)	$(601)
Income tax payments, net	$(212)	$(148)
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our expansive, nationwide care delivery network consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our 61 acute care and specialty hospitals, a network of employed physicians and 107 outpatient facilities, including imaging centers, ancillary emergency facilities and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of our subsidiary USPI Holding Company, Inc. (“USPI”), which held indirect ownership interests in 457 ambulatory surgery centers and 24 surgical hospitals at September 30, 2023. USPI held noncontrolling interests in 157 of these facilities, which are recorded using the equity method of accounting. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor University Medical Center (“Baylor”) held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100% (see Note 13 for additional information about this transaction). Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. Almost all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we own an interest of approximately 76% through our Conifer Holdings, Inc. subsidiary (“Conifer”), or by one of its direct or indirect wholly owned subsidiaries. In addition, we operate a Global Business Center (“GBC”) in Manila, Philippines.
This quarterly report supplements our Annual Report on Form 10‑K for the year ended December 31, 2022 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all dollar amounts presented in our Condensed Consolidated Financial Statements and these accompanying notes are expressed in millions (except per‑share amounts), and all share amounts are expressed in thousands.
We adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), effective as of January 1, 2022 using the modified retrospective method. Among other amendments, ASU 2020-06 changed the accounting for diluted earnings‑per‑share for convertible instruments and contracts that may be settled in cash or stock. ASU 2020-06 eliminated an entity’s ability to rebut the presumption of share settlement for convertible instruments and contracts that can be partially or fully settled in cash at the issuer’s election. Additionally, ASU 2020-06 requires that the if‑converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. As a result of our adoption of ASU 2020-06, diluted weighted average shares outstanding increased by approximately 2,095 thousand shares and 2,330 thousand shares for the three and nine-month periods ended September 30, 2023, respectively, and diluted earnings per share available to Tenet common shareholders decreased by $0.05 and $0.16, respectively, for these same periods. For the three and nine months ended September 30, 2022, the adoption of ASU 2020-06 resulted in an increase in diluted weighted average shares outstanding of 1,134 thousand shares and 3,564 thousand shares, respectively, and a decrease in diluted earnings per share available to Tenet common shareholders of $0.04 and $0.02, respectively.
Certain prior-year amounts have been reclassified to conform to the current-year presentation. Contract liabilities – long-term are no longer significant enough to present separately. These obligations are now included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.
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

Operating results for the three and nine‑month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID-19 pandemic on our operations, business, financial condition and cash flows; the impact of the demand for, and availability of, qualified medical personnel on compensation costs; the impact of cybersecurity incidents on our operations; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
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
COVID‑19 Pandemic
For the duration of the COVID‑19 pandemic public health emergency, which began in January 2020 and expired in May 2023, federal, state and local authorities undertook several actions designed to assist healthcare providers in delivering care to COVID‑19 and other patients and to mitigate the adverse economic impact of the pandemic. Among other things, federal legislation (collectively, the “COVID Acts”) authorized grant payments to be distributed through the Public Health and Social Services Emergency Fund (“PRF”) to healthcare providers who experienced lost revenues and increased expenses as a result of the pandemic. The COVID Acts also revised the Medicare accelerated payment program (“MAPP”). Our participation in these programs and the related accounting policies are summarized below.
Grant Income–Our Hospital Operations segment received cash payments from COVID‑19 relief programs totaling $9 million during the nine months ended September 30, 2023 and, during the same period in 2022, our Hospital Operations and Ambulatory Care segments together received funds totaling $155 million. These grant funds are included in cash flows from operating activities in our condensed consolidated statements of cash flows.
To receive distributions, providers agreed to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed pandemic‑related costs as defined by the U.S. Department of Health and Human Services (“HHS”), and that the providers would not seek collection of out‑of‑pocket payments from a COVID‑19 patient that are greater than what the patient would have otherwise been required to pay if the care had been delivered by an in‑network provider. All recipients of PRF payments were required to comply with the reporting requirements described in the terms and conditions and as determined by the Secretary of HHS. PRF funds not utilized by the established deadlines, generally 12 to 18 months after receipt, will be recouped by HHS.

We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. The table below summarizes grant income recognized by our Hospital Operations and Ambulatory Care segments, which is presented in grant income in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Grant income recognized from COVID-19 relief programs:
Hospital Operations	$3	$54	$13	$150
Ambulatory Care	—	—	1	4
	$3	$54	$14	$154
We did not have any remaining deferred grant payments at September 30, 2023. Our liability related to deferred grant payments was $7 million at December 31, 2022, which amount was recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for that period.
Medicare Accelerated Payment Program (MAPP)–In certain circumstances, when a healthcare facility is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the MAPP. The COVID Acts revised the MAPP to disburse payments to healthcare providers more quickly and to allow recipients to retain the advance payments for one year from the date of receipt before recoupment commenced through offsets of Medicare claims payments. Recipients were also permitted to repay the advance payments at any time. Our Hospital Operations and Ambulatory Care segments both received advance payments from the MAPP following its expansion under the COVID Acts in the year ended December 31, 2020; however, no additional advances were received during the nine months ended September 30, 2023 or 2022.
Advances received by our Hospital Operations and Ambulatory Care segments were recouped through reductions of their respective Medicare claims payments. No advances were recouped or repaid during the nine months ended September 30, 2023, and there was no outstanding liability related to MAPP advances at September 30, 2023 or December 31, 2022. During the nine months ended September 30, 2022, $876 million of advances received in prior periods by our Hospital Operations segment and $4 million of advances received in prior periods by those facilities in our Ambulatory Care segment that we consolidate were repaid or recouped. Amounts recouped from our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate, together with any amounts we voluntarily repaid in advance of recoupment, are presented in cash flows from operating activities in our condensed consolidated statements of cash flows.
Leases
During the nine months ended September 30, 2023 and 2022, we recorded right‑of‑use assets related to non‑cancellable finance leases of $42 million and $64 million, respectively, and related to non‑cancellable operating leases of $116 million and $296 million, respectively.
During the nine months ended September 30, 2022, we sold several medical office buildings held in our Hospital Operations segment for net cash proceeds of $147 million and concurrently entered into operating lease agreements to continue use of the facilities. We recognized a gain of $69 million from the sale of these buildings, included in other operating expenses, net in the accompanying Condensed Consolidated Statement of Operations, and we recognized right-of-use assets and operating lease obligations of $109 million, in each case in the nine months ended September 30, 2022.
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $1.054 billion and $858 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, our book overdrafts were $150 million and $266 million, respectively, which were classified as accounts payable. At September 30, 2023 and December 31, 2022, $101 million and $140 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
Also at September 30, 2023 and December 31, 2022, we had $61 million and $196 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $46 million and $191 million, respectively, were included in accounts payable.

Other Intangible Assets
The following table provides information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2023:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,760	$(1,227)	$533
Contracts	295	(159)	136
Other	90	(77)	13
Total other intangible assets with finite lives	2,145	(1,463)	682

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	609	—	609
Other	4	—	4
Total other intangible assets with indefinite lives	718	—	718
Total other intangible assets	$2,863	$(1,463)	$1,400

At December 31, 2022:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,751	$(1,206)	$545
Contracts	295	(146)	149
Other	92	(76)	16
Total other intangible assets with finite lives	2,138	(1,428)	710

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	603	—	603
Other	6	—	6
Total other intangible assets with indefinite lives	714	—	714
Total other intangible assets	$2,852	$(1,428)	$1,424
Estimated future amortization of intangible assets with finite useful lives at September 30, 2023 was as follows:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2023	2024	2025	2026	2027
Amortization of intangible assets	$682	$49	$133	$111	$98	$81	$210
We recognized amortization expense of $128 million and $132 million in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022, respectively.

Other Current Assets
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

	September 30, 2023	December 31, 2022
Prepaid expenses	$392	$400
Contract assets	190	200
California provider fee program receivables	350	367
Receivables from other government programs	220	187
Guarantees	302	143
Non-patient receivables	314	390
Other	87	88
Total other current assets	$1,855	$1,775
Investments in Unconsolidated Affiliates
As of September 30, 2023, we controlled 324 of the facilities in our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (157 of 481 at September 30, 2023), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net operating revenues	$818	$788	$2,431	$2,351
Net income	$198	$192	$586	$554
Net income available to the investees	$114	$109	$342	$316
NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	September 30, 2023	December 31, 2022
Patient accounts receivable	$2,670	$2,746
Estimated future recoveries	157	149
Cost report settlements receivable, net of payables and valuation allowances	70	48
Accounts receivable, net	$2,897	$2,943
We participate in various provider fee programs, which help reduce the amount of uncompensated care from indigent patients and those covered by Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program:

	September 30, 2023	December 31, 2022
Assets:
Other current assets	$350	$367
Investments and other assets	$291	$197

Liabilities:
Other current liabilities	$145	$145
Other long-term liabilities	$69	$63

Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Estimated costs for:
Uninsured patients	$122	$131	$361	$389
Charity care patients	31	22	83	62
Total	$153	$153	$444	$451
NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets include services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets were included in other current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022. Approximately 89% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.
As discussed in Note 1, our Hospital Operations segment received advance payments from the MAPP following its expansion under the COVID Acts in 2020; however, no additional advances were received during the nine months ended September 30, 2023 or 2022. All remaining MAPP advances received by our Hospital Operations segment were either repaid or recouped during 2022 and 2021, which resulted in no outstanding liability at September 30, 2023 and December 31, 2022.
The opening and closing balances of contract assets and contract liabilities, as well as their classification in our condensed consolidated balance sheets, for our Hospital Operations segment were as follows:

	Contract Assets	Contract Liabilities – Current Advances from Medicare
December 31, 2022	$185	$—
September 30, 2023	177	—
Decrease	$(8)	$—

December 31, 2021	$181	$876
September 30, 2022	181	—
Decrease	$—	$(876)
During the nine months ended September 30, 2022, $876 million of Medicare advance payments included in the opening contract liabilities balance for our Hospital Operations segment were either repaid or recouped through a reduction of our Medicare claims payments.
Ambulatory Care Segment
Our Ambulatory Care segment also received advance payments from the MAPP following its expansion in 2020; however, no additional advances were received during the nine months ended September 30, 2023 or 2022. All remaining MAPP advances received by our Ambulatory Care segment were either repaid or recouped during 2022 and 2021, which resulted in no outstanding liability at September 30, 2023 and December 31, 2022.
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
The opening and closing balances of Conifer’s receivables, contract assets, and current and long‑term contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2022	$37	$15	$110	$13
September 30, 2023	17	13	86	12
Decrease	$(20)	$(2)	$(24)	$(1)

December 31, 2021	$28	$18	$79	$15
September 30, 2022	22	16	111	14
Increase (decrease)	$(6)	$(2)	$32	$(1)
The differences between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets at September 30, 2023 and December 31, 2022 were reported as part of other current assets in the accompanying Condensed Consolidated Balance Sheets, and its current and long‑term contract liabilities on those dates were reported as part of contract liabilities and other long‑term liabilities, respectively.
In the nine months ended September 30, 2023 and 2022, Conifer recognized $71 million and $55 million, respectively, of revenue that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those clients who are billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the service period.
Contract Costs
Our unamortized deferred contract setup costs totaled $23 million and $24 million at September 30, 2023 and December 31, 2022, respectively, and are included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets.
NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE
In January 2023, we entered into a definitive agreement to sell our 51% ownership interest in San Ramon Regional Medical Center and certain related operations (“San Ramon RMC”) to John Muir Health. As a result, the assets and liabilities associated with San Ramon RMC were classified as held for sale in the accompanying Condensed Consolidated Balance Sheet and totaled $140 million and $17 million, respectively, at September 30, 2023. We expect the transaction to be completed by early 2024, subject to regulatory review and customary closing conditions.
Assets and liabilities classified as held for sale were comprised of the following:

September 30, 2023
Accounts receivable	$28
Other current assets	8
Property and equipment	67
Other intangible assets	6
Goodwill	31
Current liabilities	(16)
Long-term liabilities	(1)
Net assets held for sale	$123

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
At September 30, 2023, our operations consisted of three reportable segments – Hospital Operations, Ambulatory Care and Conifer. Our segments are the reporting units used to perform our goodwill impairment analysis.
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
During the nine months ended September 30, 2023, we recorded impairment and restructuring charges and acquisition‑related costs of $84 million, consisting of $60 million of restructuring charges, $16 million of impairment charges and $8 million of acquisition‑related transaction costs. Restructuring charges consisted of $30 million of legal costs related to the sale of certain businesses, $10 million of employee severance costs, $9 million related to the transition of various administrative functions to our GBC and $11 million of other restructuring costs. Impairment charges for the nine months ended September 30, 2023 primarily arose from the write-down of an investment in an ambulatory surgery center held by our Ambulatory Care segment.
During the nine months ended September 30, 2022, we recorded impairment and restructuring charges and acquisition‑related costs of $97 million, consisting of $78 million of restructuring charges, $9 million of impairment charges and $10 million of acquisition‑related transaction costs. Restructuring charges consisted of $24 million of employee severance costs, $10 million related to the transition of various administrative functions to our GBC, $25 million of contract and lease termination fees, and $19 million of other restructuring costs. Impairment charges for the nine months ended September 30, 2022 were comprised of $5 million from our Hospital Operations segment and $2 million from each our Ambulatory Care and Conifer segments.
NOTE 6. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Senior unsecured notes:
6.125% due 2028	$2,500	$2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due July 2024	—	756
4.625% due September 2024	—	589
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	—
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	405	453
Unamortized issue costs and note discounts	(125)	(131)
Total long-term debt	15,042	15,079
Less: Current portion	141	145
Long-term debt, net of current portion	$14,901	$14,934

Senior Unsecured and Senior Secured Notes
At September 30, 2023, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $14.762 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from January 2026 through November 2031. We completed the following transactions related to our senior secured notes during the nine months ended September 30, 2023:
•In May 2023, we issued $1.350 billion aggregate principal amount of 6.750% senior secured first lien notes, which will mature on May 15, 2031 (the “2031 Senior Secured First Lien Notes”). We will pay interest on the 2031 Senior Secured First Lien Notes semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2023. We used the issuance proceeds, together with cash on hand, to finance the redemption of our 4.625% senior secured first lien notes due September 2024 (the “September 2024 Senior Secured First Lien Notes”) and our 4.625% senior secured first lien notes due July 2024 (the “July 2024 Senior Secured First Lien Notes”), as described below.
•Also in May 2023, we paid $596 million using a portion of the proceeds from the issuance of our 2031 Senior Secured First Lien Notes to redeem all $589 million aggregate principal amount outstanding of our September 2024 Senior Secured First Lien Notes in advance of their maturity date.
•In June 2023, we used the remaining proceeds from the issuance of our 2031 Senior Secured First Lien Notes along with cash on hand to redeem all $756 million aggregate principal amount outstanding of our July 2024 Senior Secured First Lien Notes in advance of their maturity date.
In connection with the aforementioned redemptions, we recorded losses from early extinguishment of debt of $11 million in the nine months ended September 30, 2023, primarily related to differences between the redemption prices and the par values of the notes, as well as the write-off of associated unamortized issuance costs.
Credit Agreement
We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended to date, the “Credit Agreement”) in March 2022 to, among other things, (1) decrease the aggregate revolving credit commitments from the previous limit of $1.900 billion to aggregate revolving credit commitments not to exceed $1.500 billion, subject to borrowing availability, (2) extend the scheduled maturity date to March 16, 2027, and (3) replace the London Interbank Offered Rate (“LIBOR”) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each, as defined in the Credit Agreement) as the reference interest rate.
Outstanding revolving loans accrue interest depending on the type of loan at either (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% per annum or (b) Term SOFR, Daily Simple SOFR or the Euro Interbank Offered Rate (EURIBOR) (each, as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% per annum and (in the case of Term SOFR and Daily Simple SOFR only) a credit spread adjustment of 0.10%, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts. At September 30, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at September 30, 2023.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. We amended the LC Facility in September 2023 to, among other things, (1) extend the scheduled maturity date from September 12, 2024 to March 16, 2027, and (2) replace LIBOR with Term SOFR as the reference interest rate. Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate, as defined in the LC Facility, plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At September 30, 2023, we had $111 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES
At September 30, 2023, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $354 million. We had a total liability of $302 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2023.
At September 30, 2023, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $88 million. Of the total, $21 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2023.
NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022 include $48 million and $47 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2022	460,947	$23.33
Exercised	(76,507)	$26.07
Outstanding at September 30, 2023	384,440	$22.79	$17	4.3 years
There were 76,507 and 60,051 stock options exercised during the nine months ended September 30, 2023 and 2022, respectively, with aggregate intrinsic values of $4 million for both periods. All outstanding options were vested and exercisable at September 30, 2023. No stock options were granted during either of the nine-month periods ended September 30, 2023 or 2022.
The following table summarizes information about our outstanding stock options at September 30, 2023:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$18.99 to $20.609	255,845	3.8 years	$19.62
$20.61 to $35.430	128,595	5.3 years	$29.07
	384,440	4.3 years	$22.79
Restricted Stock Units
The following table summarizes activity with respect to restricted stock units (“RSUs”) during the nine months ended September 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2022	1,520,418	$66.36
Granted	758,028	$60.89
Performance-based adjustment	185,901	$48.97
Vested	(905,105)	$48.31
Forfeited	(72,311)	$65.47
Unvested at September 30, 2023	1,486,931	$65.35

In the nine months ended September 30, 2023, we granted an aggregate of 943,929 RSUs. Of these:
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
•40,538 RSUs granted to our non-employee directors for the 2023-2024 board service year vested immediately and will be settled on the third anniversary of the grant date;
•33,586 RSUs will vest and be settled on December 31, 2023;
•20,707 RSUs will vest upon the relocation of one of our executive officers; and
•9,727 RSUs will vest and be settled on the third anniversary of the grant date.
The vesting of the performance-based RSUs granted in the nine months ended September 30, 2023 is contingent on our achievement of specified performance goals for the years 2023 to 2025. Provided the goals are achieved, these performance-based RSUs will vest and be settled on the third anniversary of the grant date. For 301,562 of the performance-based RSUs granted during the nine months ended September 30, 2023, the actual number of RSUs that could vest ranges from 0% to 225%, depending on our level of achievement with respect to the performance goals; between 0% and 200% of the remaining 7,720 performance-based RSUs granted during this period could ultimately vest.
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
Other than as described below, the vesting of the performance-based RSUs granted in the nine months ended September 30, 2022 is contingent on our achievement of specified performance goals for the years 2022 to 2024. Provided the goals are achieved, these performance‑based RSUs will vest and be settled on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest ranges from 0% to 200% of 233,592 of the 287,308 units granted, depending on our level of achievement with respect to the performance goals. The aggregate number of performance-based RSUs granted in 2022 included 53,716 RSUs granted to our former Executive Chairman. These performance‑based RSUs, which vested at 100%, and the unvested portion of the 53,716 time‑based RSUs granted during the same period vested and settled in October 2022 in accordance with the disability provisions of our stock incentive plan.
The fair value of an RSU is based on our share price on the grant date. For certain of the performance‑based RSU grants, the number of units that will ultimately vest is subject to adjustment based on the achievement of a market‑based condition. The fair value of these RSUs is estimated using a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	53.6% - 65.6%	39.6% - 68.1%
Risk-free interest rate	4.2% - 4.8%	1.0% - 1.7%
At September 30, 2023, there were $47 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 2.0 years.

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
The following table summarizes RSU activity under the USPI Management Equity Plan during the nine months ended September 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2022	922,840	$34.13
Vested	(303,171)	$34.13
Forfeited	(10,763)	$34.13
Unvested at September 30, 2023	608,906	$34.13
USPI did not make any new grants under the USPI Management Equity Plan during the nine months ended September 30, 2023 or 2022. USPI paid $12 million and $8 million in cash to repurchase a portion of the non-voting common stock previously issued under the USPI Management Equity Plan during the nine‑month periods ended September 30, 2023 and 2022, respectively. At September 30, 2023, there were 65 thousand outstanding vested shares of non‑voting common stock eligible to be sold to USPI.
NOTE 9. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2022	102,247	$8	$4,778	$(181)	$(803)	$(2,660)	$1,317	$2,459
Net income	—	—	—	—	143	—	74	217
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	2	—	—	—	17	19
Repurchases of common stock	(906)	—	—	—	—	(50)	—	(50)
Stock-based compensation expense and issuance of common stock	571	—	(6)	—	—	—	—	(6)
Balances at March 31, 2023	101,912	$8	$4,774	$(179)	$(660)	$(2,710)	$1,347	$2,580
Net income	—	—	—	—	123	—	82	205
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Other comprehensive income	—	—	—	1	—	—	—	1
Purchases of businesses and noncontrolling interests, net	—	—	4	—	—	—	18	22
Repurchases of common stock	(580)	—	—	—	—	(40)	—	(40)
Stock-based compensation expense and issuance of common stock	177	—	22	—	—	—	—	22
Balances at June 30, 2023	101,509	$8	$4,800	$(178)	$(537)	$(2,750)	$1,381	$2,724
Net income	—	—	—	—	101	—	75	176
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(74)	(74)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	3	—	—	—	32	35
Stock-based compensation expense and issuance of common stock	42	—	15	—	—	—	—	15
Balances at September 30, 2023	101,551	$8	$4,818	$(176)	$(436)	$(2,750)	$1,414	$2,878

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2021	107,189	$8	$4,877	$(233)	$(1,214)	$(2,410)	$1,026	$2,054
Net income	—	—	—	—	140	—	46	186
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(71)	(71)
Accretion of redeemable noncontrolling interests	—	—	(95)	—	—	—	—	(95)
Sales of businesses and noncontrolling interests, net	—	—	(7)	—	—	—	(1)	(8)
Stock-based compensation expense and issuance of common stock	499	—	(10)	—	—	—	—	(10)
Balances at March 31, 2022	107,688	$8	$4,765	$(233)	$(1,074)	$(2,410)	$1,000	$2,056
Net income	—	—	—	—	38	—	58	96
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(9)	—	—	—	—	(9)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(23)	—	—	—	7	(16)
Stock-based compensation expense and issuance of common stock	142	—	23	—	—	—	—	23
Balances at June 30, 2022	107,830	$8	$4,756	$(231)	$(1,036)	$(2,410)	$1,027	$2,114
Net income	—	—	—	—	131	—	63	194
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(58)	(58)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	2	—	—	—	240	242
Stock-based compensation expense and issuance of common stock	119	—	13	—	—	—	—	13
Balances at September 30, 2022	107,949	$8	$4,771	$(229)	$(905)	$(2,410)	$1,272	$2,507
Noncontrolling Interests
Our noncontrolling interests balances at September 30, 2023 and December 31, 2022 were comprised of $133 million and $132 million, respectively, from our Hospital Operations segment, and $1.281 billion and $1.185 billion, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the nine months ended September 30, 2023 and 2022 in the tables above were comprised of $22 million and $15 million, respectively, from our Hospital Operations segment and $209 million and $152 million, respectively, from our Ambulatory Care segment.
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

The table below summarizes transactions completed under the repurchase program during the nine months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through January 31, 2023	—	$—	—	$750
February 1 through February 28, 2023	—	$—	—	$750
March 1 through March 31, 2023	906	$55.03	906	$700
April 1 through April 30, 2023	—	$—	—	$700
May 1 through May 31, 2023	580	$69.17	580	$660
June 1 through June 30, 2023	—	$—	—	$660
July 1 through July 31, 2023	—	$—	—	$660
August 1 through August 31, 2023	—	$—	—	$660
September 1 through September 30, 2023	—	$—	—	$660
January 1 through September 30, 2023	1,486	$60.55	1,486
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
The table below presents our sources of net operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$583	$575	$1,795	$1,773
Medicaid	309	279	853	796
Managed care(1)	2,532	2,384	7,600	7,126
Uninsured	22	36	82	110
Indemnity and other	155	183	451	508
Total	3,601	3,457	10,781	10,313
Other revenues(2)	318	321	959	908
Hospital Operations total prior to inter-segment eliminations	3,919	3,778	11,740	11,221
Ambulatory Care	941	806	2,788	2,315
Conifer	315	333	962	990
Inter-segment eliminations	(109)	(116)	(321)	(342)
Net operating revenues	$5,066	$4,801	$15,169	$14,184

(1)	Includes Medicare and Medicaid managed care programs.
(2)	Primarily physician practices revenues.
Revenues related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) are presented in managed care net patient service revenues in the table above. Amounts we were assessed to support CHIRP following its approval in 2022 were presented in Medicaid revenues in prior periods, but have been reclassified to managed care revenues to conform to the current‑year presentation in the same payer group as the revenues to more clearly reflect the results of our participation in this program. Assessments to support CHIRP totaled $27 million and $24 million during the three months ended September 30, 2023 and 2022, respectively, and $77 million and $101 million during the nine months ended September 30, 2023 and 2022, respectively.

Adjustments for prior‑year cost report settlements and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the nine months ended September 30, 2023 and 2022 by $24 million and $10 million, respectively. Estimated cost report settlements and related valuation allowances were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from the final determination of amounts earned under all the above arrangements with Medicare and Medicaid.
The following tables present the composition of net operating revenues for our Ambulatory Care and Conifer segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Ambulatory Care:
Net patient service revenues	$904	$772	$2,677	$2,217
Management fees	30	28	90	81
Revenue from other sources	7	6	21	17
Ambulatory Care net operating revenues	$941	$806	$2,788	$2,315

Conifer:
Revenue cycle services – Tenet	$106	$113	$313	$333
Revenue cycle services – other clients	188	198	587	589
Other services – Tenet	3	3	8	9
Other services – other clients	18	19	54	59
Conifer net operating revenues	$315	$333	$962	$990
Performance Obligations
The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2023	2024	2025	2026	2027
Performance obligations	$5,564	$318	$600	$600	$600	$600	$2,846
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

We also purchase cyber liability insurance from third parties. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our acute care operations and involved the exfiltration of certain confidential company and patient information (the “Cybersecurity Incident”). We received $41 million and $13 million of insurance recoveries related to the Cybersecurity Incident during the nine months ended September 30, 2023 and 2022, respectively; of these amounts, we recorded $34 million and $6 million as net operating revenues during the same nine-month periods of 2023 and 2022, respectively.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At September 30, 2023 and December 31, 2022, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.051 billion and $1.045 billion, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $271 million and $197 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022, respectively.
NOTE 12. CLAIMS AND LAWSUITS
We operate in a highly regulated and litigious industry. Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. We and our subsidiaries have received inquiries in recent years from government agencies, and we may receive similar inquiries in future periods. We are also subject to class action lawsuits, employment‑related claims and other legal actions arising in the ordinary course of business, including potential claims related to, among other things, the care and treatment provided at our hospitals and outpatient facilities, the application of various federal and state labor and privacy laws, tax audits and other matters. Some of these actions may involve large demands, as well as substantial defense costs. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us; however, we believe that the ultimate resolution of our existing ordinary‑course claims and lawsuits will not have a material effect on our business or financial condition.
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
We record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and we can reasonably estimate the amount of the loss or a range of loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts, and other information and events pertaining to a particular matter, but are subject to significant uncertainty regarding numerous factors that could affect the ultimate loss levels. If a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. We do not disclose an estimate when we have concluded that a loss is either not reasonably possible or a loss, or a range of loss, is not reasonably estimable, based on available information. Given the inherent uncertainties associated with material legal matters, especially those involving governmental agencies, and the indeterminate damages sought in some cases, we are unable to predict the ultimate liability we may incur from such matters, and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2023	$51	$28	$(52)	$1	$28
Nine Months Ended September 30, 2022	$78	$50	$(88)	$3	$43

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
We had a put/call agreement (the “Baylor Put/Call Agreement”) with Baylor that contained put and call options with respect to the 5% ownership interest Baylor previously held in USPI (the “Baylor Shares”). Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in our consolidated balance sheet. In June 2022, we entered into an agreement with Baylor (the “Share Purchase Agreement”) to purchase all of the Baylor Shares. Under the terms of the Share Purchase Agreement, we agreed to pay Baylor $406 million to buy its entire 5% voting ownership interest in USPI. We paid $11 million upon execution of the Share Purchase Agreement and are obligated to make a total of 35 additional non-interest-bearing monthly payments of approximately $11 million, which payments commenced in August 2022. In June 2022, we recorded the present value of the purchase price as a liability on our balance sheet, with an offset to redeemable noncontrolling interest of $365 million for the carrying amount of the shares and $23 million to additional paid‑in capital for the difference between the carrying value and present value of the purchase price for the shares. At both September 30, 2023 and December 31, 2022, we had a liability of $135 million recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for the purchase of these shares. The long-term portion of our obligation related to the share repurchase was $95 million and $190 million at September 30, 2023 and December 31, 2022, respectively, which amounts were included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Nine Months Ended September 30,
	2023	2022
Balances at beginning of period	$2,149	$2,203
Net income	257	251
Distributions paid to noncontrolling interests	(224)	(265)
Accretion of redeemable noncontrolling interests	—	104
Purchases and sales of businesses and noncontrolling interests, net	121	(225)
Balances at end of period	$2,303	$2,068
Distributions paid to noncontrolling interests during the nine months ended September 30, 2022 included $61 million of proceeds related to the sale of several medical office buildings previously owned by our Hospital Operations segment.
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available (loss attributable) to redeemable noncontrolling interests:

	September 30, 2023	December 31, 2022
Hospital Operations	$219	$233
Ambulatory Care	1,458	1,357
Conifer	626	559
Redeemable noncontrolling interests	$2,303	$2,149

	Nine Months Ended September 30,
	2023	2022
Hospital Operations	$(3)	$23
Ambulatory Care	193	172
Conifer	67	56
Net income available to redeemable noncontrolling interests	$257	$251
NOTE 14. INCOME TAXES
During the three months ended September 30, 2023 and 2022, we recorded income tax expense of $79 million and $112 million on pre-tax income of $345 million and $380 million, respectively, and recorded income tax expense of $243 million and $297 million on pre-tax income of $1.098 billion and $1.023 billion during the nine months ended September 30, 2023 and 2022, respectively. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tax expense at statutory federal rate of 21%	$73	$80	$231	$215
State income taxes, net of federal income tax benefit	11	15	39	40
Tax benefit attributable to noncontrolling interests	(35)	(29)	(102)	(86)
Nondeductible goodwill	—	—	—	1
Stock-based compensation tax benefit	—	(1)	(4)	(4)
Changes in valuation allowance	24	36	66	113
Other items	6	11	13	18
Income tax expense	$79	$112	$243	$297
During the nine months ended September 30, 2023 and 2022, we recorded income tax expense of $66 million and $113 million, respectively, to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense.
The Inflation Reduction Act of 2022 implemented a corporate alternative minimum tax (“CAMT”) of 15% on book income of certain large corporations effective for tax years beginning after December 31, 2022. We expect to be subject to the CAMT, however, we currently do not expect any material impact on our consolidated statement of operations.
There were no adjustments to our estimated liabilities for uncertain tax positions during the nine months ended September 30, 2023. The total amount of unrecognized tax benefits as of September 30, 2023 was $34 million, of which $32 million, if recognized, would affect our effective tax rate and income tax expense from continuing operations.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions are included for the nine months ended September 30, 2023. Total accrued interest and penalties on unrecognized tax benefits at September 30, 2023 were $2 million.
As of September 30, 2023, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$101	101,544	$0.99
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	(3)	2,881	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$98	104,425	$0.94

Three Months Ended September 30, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$131	107,923	$1.21
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	(4)	1,965	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$127	109,888	$1.16

Nine Months Ended September 30, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$367	101,869	$3.60
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	(9)	3,152	(0.19)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$358	105,021	$3.41

Nine Months Ended September 30, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$308	107,732	$2.86
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	8	4,556	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$316	112,288	$2.81
During the three and nine months ended September 30, 2023 and 2022, our convertible instruments consisted of an agreement related to the ownership interest in a Hospital Operations segment joint venture and RSUs issued under the USPI Management Equity Plan; however, during the first six months of 2022, our convertible instruments also included the Baylor Put/Call Agreement. Additional information about the USPI Management Equity Plan and the Baylor Put/Call Agreement is included in Notes 8 and 13, respectively.
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

Non-Recurring Fair Value Measurements
The following table presents information about assets measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2023
Long-lived assets held for sale	$140	$—	$140	$—

At December 31, 2022
Long-lived assets held and used	$167	$—	$167	$—
Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At September 30, 2023 and December 31, 2022, the estimated fair value of our long‑term debt was approximately 91.3% and 92.8%, respectively, of the carrying value of the debt.
NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Current assets	$24	$32
Property and equipment	12	45
Other intangible assets	8	2
Goodwill	342	707
Other long-term assets	16	84
Previously held investments in unconsolidated affiliates	(59)	(134)
Current liabilities	(17)	(30)
Long-term liabilities	(19)	(100)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(126)	(134)
Noncontrolling interests	(59)	(248)
Cash paid, net of cash acquired	(110)	(224)
Gains on consolidations	$12	$—
The goodwill generated from these transactions, the majority of which we believe will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $342 million from acquisitions completed during the nine months ended September 30, 2023 was recorded in our Ambulatory Care segment. Approximately $8 million and $10 million in transaction costs related to prospective and closed acquisitions were expensed during the nine‑month periods ended September 30, 2023 and 2022, respectively, and were included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Condensed Consolidated Statements of Operations.
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

During the nine months ended September 30, 2023, we adjusted the preliminary purchase allocations of certain acquisitions completed in 2022 based on the results of completed valuations. These adjustments resulted in a net decrease in goodwill of $19 million.
NOTE 18. SEGMENT INFORMATION
Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At September 30, 2023, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states, including the new acute care hospital we opened in September 2022 in South Carolina. Also at September 30, 2023, our Hospital Operations segment included 107 outpatient facilities, primarily imaging centers, ancillary emergency facilities and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of USPI. At September 30, 2023, USPI had ownership interests in 457 ambulatory surgery centers (316 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100% (see Note 13 for additional information about this transaction). Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. At September 30, 2023, Conifer provided services to approximately 670 Tenet and non‑Tenet hospitals and other clients nationwide. Conifer provides revenue management, administrative support and various other services to Tenet hospitals. We believe the pricing terms for these services are commercially reasonable and consistent with estimated third‑party terms. At September 30, 2023, we owned approximately 76% of Conifer Health Solutions, LLC, which is Conifer’s principal subsidiary.
The following tables include amounts for each of our reportable segments and the items necessary to reconcile them to the amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	September 30, 2023	December 31, 2022
Assets:
Hospital Operations	$15,795	$15,682
Ambulatory Care	10,919	10,557
Conifer	876	917
Total	$27,590	$27,156

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capital expenditures:
Hospital Operations	$153	$143	$477	$405
Ambulatory Care	20	18	58	58
Conifer	3	4	8	9
Total	$176	$165	$543	$472

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,919	$3,778	$11,740	$11,221
Ambulatory Care	941	806	2,788	2,315
Conifer
Tenet	109	116	321	342
Other clients	206	217	641	648
Total Conifer revenues	315	333	962	990
Inter-segment eliminations	(109)	(116)	(321)	(342)
Total	$5,066	$4,801	$15,169	$14,184

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity in earnings of unconsolidated affiliates:
Hospital Operations	$1	$2	$6	$8
Ambulatory Care	50	49	149	143
Total	$51	$51	$155	$151

Adjusted EBITDA:
Hospital Operations	$401	$432	$1,194	$1,377
Ambulatory Care	370	319	1,080	920
Conifer	83	90	255	275
Total	$854	$841	$2,529	$2,572

Depreciation and amortization:
Hospital Operations	$183	$172	$540	$518
Ambulatory Care	32	28	86	83
Conifer	9	9	28	27
Total	$224	$209	$654	$628

Adjusted EBITDA	$854	$841	$2,529	$2,572
Depreciation and amortization	(224)	(209)	(654)	(628)
Impairment and restructuring charges, and acquisition-related costs	(47)	(24)	(84)	(97)
Litigation and investigation costs	(14)	(12)	(28)	(50)
Interest expense	(227)	(222)	(674)	(671)
Loss from early extinguishment of debt	—	—	(11)	(109)
Other non-operating income, net	4	6	8	6
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(1)	—	12	—
Income from continuing operations, before income taxes	$345	$380	$1,098	$1,023

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
•Liquidity and Capital Resources
•Critical Accounting Estimates
Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At September 30, 2023, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states. Our Hospital Operations segment also included 107 outpatient facilities at September 30, 2023, including imaging centers, ancillary emergency facilities and micro‑hospitals.
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 457 ambulatory surgery centers (each, an “ASC”) (316 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states at September 30, 2023. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; and urology. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor University Medical Center (“Baylor”) held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%.
Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Holdings, Inc. subsidiary (“Conifer”). At September 30, 2023, Conifer provided services to approximately 670 Tenet and non‑Tenet hospitals and other clients nationwide. Almost all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC, in which we own an interest of approximately 76%, or by one of its direct or indirect wholly owned subsidiaries.
Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted admission and per adjusted patient day amounts). Continuing operations information includes, with respect to our Hospital Operations segment, the results of our same 60 hospitals operated throughout the nine months ended September 30, 2023 and 2022, as well as the results of Piedmont Medical Center Fort Mill (“PMC Fort Mill Hospital”), the new acute care hospital we opened in South Carolina in September 2022. Continuing operations information excludes the results of our hospitals and other businesses classified as discontinued operations for accounting purposes. We believe this presentation is useful to investors because it includes the operations of all facilities in continuing operations for the entire time that we owned and operated them during the relevant period. In addition, continuing operations information reflects the impact of the addition or disposition of individual hospitals and other operations on our volumes, revenues and expenses. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable, and we present certain metrics on a per adjusted admission and per adjusted patient day basis to show trends other than volume.
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes the results of our same 60 hospitals operated throughout the nine months ended September 30, 2023 and 2022, and excludes the results of our PMC Fort Mill Hospital, as well as our discontinued operations. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.
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
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
Ongoing Impact of the COVID-19 Pandemic—We believe the strong patient volume growth in our Ambulatory Care and Hospital Operations segments during the nine months ended September 30, 2023 are attributable in part to patient care deferred in prior years due to the COVID‑19 pandemic. Regional changes in the prevalence of COVID‑19 infections and related patient acuity continued to adversely impact our patient volumes, service mix, revenue mix, operating expenses and net operating revenues, but to a much lesser extent that previously experienced. We have taken a number of actions over the past several years to increase our liquidity and mitigate the impact of fluctuations in our patient volumes and in our service and revenue mix.
Moreover, various federal legislative actions, including additional funding for the Public Health and Social Services Emergency Fund (collectively, the “COVID Acts”), during the public health emergency that began in January 2020 mitigated some of the adverse financial impacts of the COVID‑19 pandemic on our business. During the nine months ended September 30, 2023 and September 30, 2022, we received cash payments from COVID‑19 relief programs totaling $9 million and $155 million, respectively. We recognized grant income of $3 million and $54 million during the three months ended September 30, 2023 and 2022, respectively, and $14 million and $154 million during the nine months ended September 30, 2023 and 2022, respectively. The public health emergency for the COVID‑19 pandemic ended on May 11, 2023.
Staffing and Labor Trends—We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. The COVID‑19 pandemic exacerbated this shortage as more employees chose to retire early, leave the workforce or take travel assignments. Over the past several years, we have had to rely on higher-cost contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. Although we continue to incur a higher level of contract labor expense than we have historically, our recruitment and retention efforts drove a reduction in this expense during the nine months ended September 30, 2023 as compared to the same period in 2022.
We also depend on the available labor pool of semi‑skilled and unskilled workers in the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees. Furthermore, we expect legislative efforts to increase the minimum wage in California will result in an increase in compensation costs for certain of our employees and vendors beginning in 2024.
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
Medical supply prices remain high due to current economic conditions and other factors. In addition, our Ambulatory Care segment continues to be impacted by shipment delays in construction materials and capital equipment with respect to its de novo facility development efforts, which are a key part of our portfolio expansion strategy. In general, supply chain operational challenges may continue or worsen in the future, whether due to geopolitical conflicts, inflationary pressures and the recessionary environment, climate change, weather events or other issues yet to emerge.
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
During the years ended December 31, 2022 and 2021, we invested $264 million and $1.315 billion, respectively, to acquire ownership interests in new ASCs, increase our ownership interests in existing facilities and invest in de novo facilities. During the nine months ended September 30, 2023, we acquired controlling ownership interests in 14 ASCs in which we did not have a previous investment, and we opened eight de novo ASCs. We also continue to prioritize increasing our investment in our unconsolidated facilities. During the nine months ended September 30, 2023, we acquired controlling ownership interests in eight of our then‑unconsolidated ASCs, allowing us to consolidate their financial results.
Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑efficiency measures, and we continue to transition certain support operations to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the nine months ended September 30, 2023, and we could incur additional restructuring charges in the future.
We regularly review the marginal costs of providing certain services, and we use analytics to manage our operations and make staffing decisions. We also exit service lines, businesses and geographic areas that we believe are no longer a core part of our long‑term growth and synergy strategies. In January 2023, we entered into a definitive agreement to sell our 51% ownership interest in San Ramon Regional Medical Center and certain related operations to our joint venture partner. We expect the transaction to be completed by early 2024, subject to regulatory review and customary closing conditions. We intend to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher‑return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA.
We also seek advantageous opportunities to grow our portfolio of hospitals and other healthcare facilities. In September 2022, we opened PMC Fort Mill Hospital, a new acute care hospital located in South Carolina. This 100-bed facility includes an emergency department, multi-specialty operating rooms, an intensive care unit, and labor and delivery rooms. In addition, we broke ground on a new medical campus located in the Westover Hills area of San Antonio, Texas, in 2022. The campus is expected to include a 104‑bed acute care hospital, an ambulatory surgery center and medical office buildings. The project is currently on schedule for completion in mid-2024.
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
Repurchasing Stock—In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program. Repurchases will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in open-market or privately negotiated transactions, subject to market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration date of December 31, 2024. We paid approximately $90 million to repurchase a total of 1,486 thousand shares during the nine months ended September 30, 2023, or an average of $60.55 per share.
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
RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	61	61	—	(1)
Total admissions	134,754	133,125	1.2%
Adjusted admissions	250,008	247,394	1.1%
Paying admissions (excludes charity and uninsured)	128,703	126,603	1.7%
Charity and uninsured admissions	6,051	6,522	(7.2)%
Admissions through emergency department	101,017	100,181	0.8%
Emergency department visits, outpatient	544,905	546,474	(0.3)%
Total emergency department visits	645,922	646,655	(0.1)%
Total surgeries	85,812	86,502	(0.8)%
Patient days — total	675,576	681,964	(0.9)%
Adjusted patient days	1,203,501	1,221,812	(1.5)%
Average length of stay (days)	5.01	5.12	(2.1)%
Average licensed beds	15,472	15,443	0.2%
Utilization of licensed beds	47.5%	48.0%	(0.5)%	(1)
Total visits	1,376,707	1,398,610	(1.6)%
Paying visits (excludes charity and uninsured)	1,300,040	1,317,103	(1.3)%
Charity and uninsured visits	76,667	81,507	(5.9)%
Ambulatory Care:
Total consolidated facilities (at end of period)	324	300	24	(1)
Total consolidated cases	389,203	332,507	17.1%

(1)	The change is the difference between the 2023 and 2022 amounts presented.
Total admissions increased by 1,629, or 1.2%, and total surgeries decreased by 690, or 0.8%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Total emergency department visits during the three‑month period in 2023 were comparable with the same period in 2022, decreasing by 0.1% between the periods. The increase in our Ambulatory Care segment’s total consolidated cases of 17.1% in the three months ended September 30, 2023, as compared to the same period in 2022, was primarily attributable to incremental case volume from our recently acquired facilities and same‑facility case growth, partially offset by the impact of the closure and deconsolidation of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
Revenues	2023	2022
Hospital Operations prior to inter-segment eliminations	$3,919	$3,778	3.7%
Ambulatory Care	941	806	16.7%
Conifer	315	333	(5.4)%
Inter-segment eliminations	(109)	(116)	(6.0)%
Total	$5,066	$4,801	5.5%
Consolidated net operating revenues increased by $265 million, or 5.5%, in the three months ended September 30, 2023 compared to the same period in 2022. The increase of $141 million, or 3.7%, in our Hospital Operations segment’s net operating revenues prior to inter‑segment eliminations for the three‑month period in 2023 compared to the same period in 2022 was primarily due to the opening of our PMC Fort Mill Hospital in September 2022, a more favorable payer mix, higher patient volume and acuity, and negotiated commercial rate increases. Net operating revenues in our Ambulatory Care segment increased by $135 million, or 16.7%, in the three months ended September 30, 2023 compared to the same period in 2022. This change was primarily driven by our recently acquired ASCs, an increase in case volume and higher net revenue per case, partially offset by the impact of the closure and deconsolidation of certain facilities. Conifer’s revenues, prior to inter‑segment eliminations, decreased by $18 million, or 5.4%, during the three months ended September 30, 2023 compared to the same period in 2022, primarily driven by previously announced contract changes with Tenet hospitals and client divestitures. During the three months ended September 30, 2023 and 2022, we recognized grant income of $3 million and $54 million, respectively, which amounts are not included in net operating revenues.
Our accounts receivable days outstanding (“AR Days”) from continuing operations were 56.8 days at September 30, 2023 and 58.3 days at December 31, 2022. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. The AR Days calculation includes our Hospital Operations segment’s contract assets and excludes our California provider fee revenues.

The following table provides information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022
Hospital Operations:
Salaries, wages and benefits	$1,883	$1,847	1.9%
Supplies	624	598	4.3%
Other operating expenses	906	841	7.7%
Total	$3,413	$3,286	3.9%
Ambulatory Care:
Salaries, wages and benefits	$234	$208	12.5%
Supplies	252	218	15.6%
Other operating expenses	135	110	22.7%
Total	$621	$536	15.9%
Conifer:
Salaries, wages and benefits	$171	$175	(2.3)%
Supplies	1	1	—%
Other operating expenses	60	67	(10.4)%
Total	$232	$243	(4.5)%
Total:
Salaries, wages and benefits	$2,288	$2,230	2.6%
Supplies	877	817	7.3%
Other operating expenses	1,101	1,018	8.2%
Total	$4,266	$4,065	4.9%
Rent/lease expense(1):
Hospital Operations	$67	$73	(8.2)%
Ambulatory Care	33	29	13.8%
Conifer	4	2	100.0%
Total	$104	$104	—%

(1)	Included in other operating expenses.
The following table provides information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022
Hospital Operations:
Salaries, wages and benefits per adjusted admission	$7,530	$7,464	0.9%
Supplies per adjusted admission	2,499	2,418	3.3%
Other operating expenses per adjusted admission	3,624	3,396	6.7%
Total per adjusted admission	$13,653	$13,278	2.8%
Salaries, wages and benefits expense for our Hospital Operations segment increased by $36 million, or 1.9%, in the three months ended September 30, 2023 compared to the same period in 2022. This change was primarily attributable to merit increases for certain of our employees and increased employee benefits, recruiting and retention costs in the 2023 period, as well as higher incentive compensation expense. These factors were partially offset by a decrease in contract labor expense in the three months ended September 30, 2023. On a per adjusted admission basis, salaries, wages and benefits expense increased by 0.9% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Supplies expense for our Hospital Operations segment increased by $26 million, or 4.3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was driven by the impact of general market conditions, as well as higher patient volume and acuity. On a per adjusted admission basis, supplies expense increased by 3.3% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the factors described above.
Other operating expenses for our Hospital Operations segment increased by $65 million, or 7.7%, in the three months ended September 30, 2023 compared to the same period in 2022. This change was primarily attributable to a gain of

$45 million recognized on the sale of a portion of an interest in certain assets during the 2022 period and higher malpractice expense and medical fees during the three months ended September 30, 2023. These factors were partially offset by a decrease in indigent care expense during the three months ended September 30, 2023. On a per adjusted admission basis, other operating expenses in the three months ended September 30, 2023 increased by 6.7% compared to the same period in 2022, primarily due to the factors described above.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $1.054 billion at September 30, 2023 compared to $934 million at June 30, 2023. Significant cash flow items in the three months ended September 30, 2023 included:
•Net cash provided by operating activities before interest, taxes, discontinued operations, and restructuring charges, acquisition‑related costs, and litigation costs and settlements of $728 million, partially offset by
•Capital expenditures of $176 million;
•$155 million of distributions paid to noncontrolling interests;
•Interest payments of $144 million;
•Income tax payments of $54 million;
•Payments of $48 million for the purchase of noncontrolling interests; and
•Debt payments of $41 million.
Net cash provided by operating activities was $1.550 billion in the nine months ended September 30, 2023 compared to $662 million in the nine months ended September 30, 2022. Key factors contributing to the change between the 2023 and 2022 periods included the following:
•No Medicare advances recouped or repaid in the nine months ended September 30, 2023 compared to $880 million recouped or repaid during the same period in 2022;
•Lower payments of $52 million related to restructuring charges, acquisition‑related costs, and litigation costs and settlements in the 2023 period;
•$9 million of cash received from grants during the nine months ended September 30, 2023 compared to $155 million received during the nine months ended September 30, 2022;
•Higher income tax payments of $64 million in the 2023 period; and
•The timing of other working capital items.
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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2023	2022		2023	2022
Medicare	16.2%	16.6%	(0.4)%	16.6%	17.2%	(0.6)%
Medicaid	8.6%	8.1%	0.5%	7.9%	7.7%	0.2%
Managed care(2)	70.3%	69.0%	1.3%	70.5%	69.1%	1.4%
Uninsured	0.6%	1.0%	(0.4)%	0.8%	1.1%	(0.3)%
Indemnity and other	4.3%	5.3%	(1.0)%	4.2%	4.9%	(0.7)%

(1)	The change is the difference between the 2023 and 2022 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Revenues related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) are presented in managed care net patient service revenues in the table above. Amounts we were assessed to support CHIRP following its approval in 2022 were presented in Medicaid revenues in prior periods, but have been reclassified to managed care revenues to conform to the current‑year presentation in the same payer group as the revenues to more clearly reflect the results of our participation in this program. Assessments to support CHIRP totaled $27 million and $24 million during the three months ended September 30, 2023 and 2022, respectively, and $77 million and $101 million during the nine months ended September 30, 2023 and 2022, respectively.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
Admissions from:	2023	2022		2023	2022
Medicare	19.1%	20.2%	(1.1)%	19.9%	20.8%	(0.9)%
Medicaid	5.1%	5.5%	(0.4)%	5.0%	5.6%	(0.6)%
Managed care(2)	67.8%	66.4%	1.4%	67.3%	65.7%	1.6%
Charity and uninsured	4.5%	4.9%	(0.4)%	4.4%	4.8%	(0.4)%
Indemnity and other	3.5%	3.0%	0.5%	3.4%	3.1%	0.3%

(1)	The change is the difference between the 2023 and 2022 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
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
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare

Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $583 million and $575 million for the three months ended September 30, 2023 and 2022, respectively, and $1.795 billion and $1.773 billion for the nine months ended September 30, 2023 and 2022, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 18.7% and 19.4% of the total net patient service revenues of our acute care hospitals and related outpatient facilities during the nine months ended September 30, 2023 and 2022, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. Our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $240 million and $199 million for the three months ended September 30, 2023 and 2022, respectively, and $635 million and $568 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Total Medicaid and Medicaid managed care net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment were $708 million and $681 million for the three months ended September 30, 2023 and 2022, respectively, and $2.020 billion and $1.996 billion for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, Medicaid and Medicaid managed care revenues comprised 42% and 58%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Medicaid managed care patient service revenues are presented net of provider taxes or assessments paid by our hospitals.
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
Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the FFY. In August 2023, CMS issued final changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2024 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes, among others:
•A market basket increase of 3.3% for Medicare severity‑adjusted diagnosis‑related group (“MS‑DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also finalized a 0.2% multifactor productivity reduction required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), that results in a net operating payment update of 3.1% before budget neutrality adjustments;
•An increase in the cost outlier threshold from $38,859 to $42,750;
•A 4.14% net increase in the capital federal MS‑DRG rate;
•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share hospital payments (“UC‑DSH Amounts”); and
•The inclusion of certain rural reclassified hospitals with geographically rural hospitals in the calculation of the rural wage index and the calculation of the wage index floor for urban hospitals in the same state.
According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 3.1% increase in Medicare operating MS‑DRG FFS payments for hospitals in urban areas and an average 3.8% increase in such payments for proprietary hospitals in FFY 2024. We estimate that all of the final payment and policy changes affecting operating MS‑DRG and UC‑DSH Amounts will result in an approximate 4.0% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $64 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.
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
CMS projects that the combined impact of the proposed payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 2.8% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 3.4% increase in Medicare FFS OPPS payments for proprietary hospitals. The projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule is an increase to Medicare FFS outpatient revenues of approximately $23 million, or 4.2%, for our acute care hospitals and $17 million, or 2.6%, for USPI’s ASCs and surgical hospitals. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.
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
Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule—In July 2023, CMS released the CY 2024 Medicare Physician Fee Schedule (“MPFS”) Proposed Rule (“MPFS Proposed Rule”). The MPFS Proposed Rule includes updates to payment policies, payment rates and other provisions for services reimbursed under the MPFS from January 1 through December 31, 2024. Under the MPFS Proposed Rule, the CY 2024 conversion factor, which is the base rate that is used to convert relative units into payment rates, would be reduced from $33.89 to $32.75, a decrease of 3.36%, due to budget neutrality rules and the adjustment provided for in the Consolidated Appropriations Act, 2023 (“CAA, 2023”). The CAA, 2023 provided for a 2.5% positive adjustment to the MPFS CY 2023 conversion factor and a 1.25% positive adjustment to the CY 2024 conversion factor, resulting in a 1.25% decrease in the proposed CY 2024 conversion from the CY 2023 conversion factor. We estimate the impact of the MPFS Proposed Rule should result in a reduction of less than $6 million to our 2024 FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, as well as potential changes to the MPFS Proposed Rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.
Public Health and Social Services Emergency Fund—Our Hospital Operations and Ambulatory Care segments recognized grant income from federal and state programs associated with lost revenues and COVID‑related costs of $3 million and $54 million during the three months ended September 30, 2023 and 2022, respectively, and $14 million and $154 million during the nine months ended September 30, 2023 and 2022, respectively. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income in our condensed consolidated statements of operations. With the termination of the public health emergency on May 11, 2023, there is no assurance or expectation that we will continue to receive or remain eligible for significant funding or assistance under the COVID Acts or similar measures in the future.
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
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended September 30, 2023 and 2022 was $2.532 billion and $2.384 billion, respectively, and $7.600 billion and $7.126 billion during the nine months ended September 30, 2023 and 2022, respectively. Our top 10 managed care payers generated 65% of our managed care net patient service revenues for the nine months ended September 30, 2023. During the same period, national payers generated 46% of our managed care net patient service revenues; the remainder came from regional or local payers. At September 30, 2023 and December 31, 2022, 65% and 66%, respectively, of our Hospital Operations segment’s net accounts receivable were due from managed care payers.
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2023, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $22 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the nine months ended September 30, 2023. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future, subject to incremental pricing improvements to address inflationary pressures. In the nine months ended September 30, 2023, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 90% higher than our aggregate yield on a per‑admission basis from government payers, including managed Medicare and Medicaid insurance plans.
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

Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both September 30, 2023 and December 31, 2022, 5% of our net accounts receivable for our Hospital Operations segment was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Laws and Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.
Conifer has performed systematic analyses to focus our attention on the drivers of implicit price concessions for each hospital. While emergency department use is the primary contributor to our implicit price concessions in the aggregate, this is not the case at all hospitals. As a result, we have increased our focus on targeted initiatives that concentrate on non‑emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self‑pay accounts, as well as co‑pay, co‑insurance and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We leverage a statistical‑based collections model that aligns our operational capacity to maximize our collections performance. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.
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
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Uninsured patients	$122	$131	$361	$389
Charity care patients	31	22	83	62
Total	$153	$153	$444	$451

RESULTS OF OPERATIONS
The following tables present our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net operating revenues:
Hospital Operations	$3,919	$3,778	$11,740	$11,221
Ambulatory Care	941	806	2,788	2,315
Conifer	315	333	962	990
Inter-segment eliminations	(109)	(116)	(321)	(342)
Net operating revenues	5,066	4,801	15,169	14,184
Grant income	3	54	14	154
Equity in earnings of unconsolidated affiliates	51	51	155	151
Operating expenses:
Salaries, wages and benefits	2,288	2,230	6,831	6,538
Supplies	877	817	2,659	2,413
Other operating expenses, net	1,101	1,018	3,319	2,966
Depreciation and amortization	224	209	654	628
Impairment and restructuring charges, and acquisition-related costs	47	24	84	97
Litigation and investigation costs	14	12	28	50
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	—	(12)	—
Operating income	$568	$596	$1,775	$1,797

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	0.1%	1.1%	0.1%	1.1%
Equity in earnings of unconsolidated affiliates	1.0%	1.1%	1.0%	1.1%
Operating expenses:
Salaries, wages and benefits	45.2%	46.4%	45.0%	46.1%
Supplies	17.3%	17.0%	17.5%	17.0%
Other operating expenses, net	21.7%	21.3%	21.9%	20.9%
Depreciation and amortization	4.5%	4.4%	4.3%	4.4%
Impairment and restructuring charges, and acquisition-related costs	0.9%	0.5%	0.6%	0.7%
Litigation and investigation costs	0.3%	0.2%	0.2%	0.4%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	—%	(0.1)%	—%
Operating income	11.2%	12.4%	11.7%	12.7%

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by operating segment on a continuing operations basis:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,810	$941	$315	$11,419	$2,788	$962
Grant income	3	—	—	13	1	—
Equity in earnings of unconsolidated affiliates	1	50	—	6	149	—
Operating expenses:
Salaries, wages and benefits	1,883	234	171	5,605	709	517
Supplies	624	252	1	1,893	762	4
Other operating expenses, net	906	135	60	2,746	387	186
Depreciation and amortization	183	32	9	540	86	28
Impairment and restructuring charges, and acquisition-related costs	25	18	4	48	23	13
Litigation and investigation costs	6	7	1	14	13	1
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—	1	—	—	(12)	—
Operating income	$187	$312	$69	$592	$970	$213

Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Grant income	0.1%	—%	—%	0.1%	—%	—%
Equity in earnings of unconsolidated affiliates	—%	5.3%	—%	0.1%	5.3%	—%
Operating expenses:
Salaries, wages and benefits	49.4%	24.9%	54.3%	49.1%	25.4%	53.7%
Supplies	16.4%	26.8%	0.3%	16.6%	27.3%	0.4%
Other operating expenses, net	23.8%	14.3%	19.0%	24.1%	13.9%	19.3%
Depreciation and amortization	4.8%	3.4%	2.9%	4.7%	3.1%	2.9%
Impairment and restructuring charges, and acquisition-related costs	0.7%	1.9%	1.3%	0.4%	0.8%	1.5%
Litigation and investigation costs	0.1%	0.7%	0.3%	0.1%	0.4%	0.1%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	0.1%	—%	—%	(0.4)%	—%
Operating income	4.9%	33.2%	21.9%	5.2%	34.8%	22.1%

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Hospital Operations	Ambulatory Care	Conifer	Hospital Operations	Ambulatory Care	Conifer
Net operating revenues	$3,662	$806	$333	$10,879	$2,315	$990
Grant income	54	—	—	150	4	—
Equity in earnings of unconsolidated affiliates	2	49	—	8	143	—
Operating expenses:
Salaries, wages and benefits	1,847	208	175	5,419	603	516
Supplies	598	218	1	1,786	624	3
Other operating expenses, net	841	110	67	2,455	315	196
Depreciation and amortization	172	28	9	518	83	27
Impairment and restructuring charges, and acquisition-related costs	14	5	5	68	13	16
Litigation and investigation costs	7	3	2	33	3	14
Operating income	$239	$283	$74	$758	$821	$218

Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Grant income	1.5%	—%	—%	1.4%	0.2%	—%
Equity in earnings of unconsolidated affiliates	0.1%	6.1%	—%	0.1%	6.2%	—%
Operating expenses:
Salaries, wages and benefits	50.4%	25.8%	52.6%	49.8%	26.0%	52.1%
Supplies	16.3%	27.0%	0.3%	16.4%	27.0%	0.3%
Other operating expenses, net	23.1%	13.7%	20.1%	22.6%	13.6%	19.9%
Depreciation and amortization	4.7%	3.5%	2.7%	4.8%	3.6%	2.7%
Impairment and restructuring charges, and acquisition-related costs	0.4%	0.6%	1.5%	0.6%	0.6%	1.6%
Litigation and investigation costs	0.2%	0.4%	0.6%	0.3%	0.1%	1.4%
Operating income	6.5%	35.1%	22.2%	7.0%	35.5%	22.0%
Consolidated net operating revenues increased by $265 million and $985 million, or 5.5% and 6.9%, for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. Our Hospital Operations segment’s net operating revenues net of inter‑segment eliminations increased by $148 million and $540 million, or 4.0% and 5.0%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases for both periods in 2023 were primarily driven by the opening of our PMC Fort Mill Hospital in September 2022, a more favorable payer mix, higher patient volume and acuity, and negotiated commercial rate increases. The adverse impact on patient volumes associated with a cybersecurity incident in the 2022 period also contributed to the increase reflected in the nine months ended September 30, 2023. Our Hospital Operations segment also recognized income from state grants totaling $3 million and $13 million during the three and nine months ended September 30, 2023, respectively, and income totaling $54 million and $150 million from combined federal and state grants during the same periods in 2022, respectively, none of which is included in net operating revenues.

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
Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital				Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2023	2022			2023	2022
Number of hospitals (at end of period)	60	60	—	(1)	60	60	—	(1)
Total admissions	133,781	132,975	0.6%		398,949	388,825	2.6%
Adjusted admissions	247,910	247,036	0.4%		737,792	713,949	3.3%
Paying admissions (excludes charity and uninsured)	127,796	126,470	1.0%		381,321	370,090	3.0%
Charity and uninsured admissions	5,985	6,505	(8.0)%		17,628	18,735	(5.9)%
Admissions through emergency department	100,169	100,024	0.1%		299,717	293,844	2.0%
Paying admissions as a percentage of total admissions	95.5%	95.1%	0.4%	(1)	95.6%	95.2%	0.4%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.5%	4.9%	(0.4)%	(1)	4.4%	4.8%	(0.4)%	(1)
Emergency department admissions as a percentage of total admissions	74.9%	75.2%	(0.3)%	(1)	75.1%	75.6%	(0.5)%	(1)
Surgeries — inpatient	34,810	34,180	1.8%		103,029	100,837	2.2%
Surgeries — outpatient	50,413	51,621	(2.3)%		154,140	155,142	(0.6)%
Total surgeries	85,223	85,801	(0.7)%		257,169	255,979	0.5%
Patient days — total	672,201	681,537	(1.4)%		2,047,786	2,046,155	0.1%
Adjusted patient days	1,196,240	1,220,715	(2.0)%		3,634,884	3,638,226	(0.1)%
Average length of stay (days)	5.02	5.13	(2.1)%		5.13	5.26	(2.5)%
Licensed beds (at end of period)	15,372	15,369	—%		15,372	15,369	—%
Average licensed beds	15,372	15,376	—%		15,372	15,384	(0.1)%
Utilization of licensed beds	47.5%	48.2%	(0.7)%	(1)	48.8%	48.7%	0.1%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.

	Same-Hospital				Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Outpatient Visits	2023	2022			2023	2022
Total visits	1,369,399	1,396,998	(2.0)%		4,136,448	4,179,181	(1.0)%
Paying visits (excludes charity and uninsured)	1,293,626	1,315,692	(1.7)%		3,917,403	3,939,055	(0.5)%
Charity and uninsured visits	75,773	81,306	(6.8)%		219,045	240,126	(8.8)%
Emergency department visits	539,495	545,774	(1.2)%		1,606,851	1,587,529	1.2%
Surgery visits	50,413	51,621	(2.3)%		154,140	155,142	(0.6)%
Paying visits as a percentage of total visits	94.5%	94.2%	0.3%	(1)	94.7%	94.3%	0.4%	(1)
Charity and uninsured visits as a percentage of total visits	5.5%	5.8%	(0.3)%	(1)	5.3%	5.7%	(0.4)%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.

	Same-Hospital				Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Revenues	2023	2022			2023	2022
Total segment net operating revenues	$3,785	$3,658	3.5%		$11,350	$10,867	4.4%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,575	$3,453	3.5%		$10,711	$10,302	4.0%
Net patient service revenue per adjusted admission	$14,421	$13,978	3.2%		$14,518	$14,430	0.6%
Net patient service revenue per adjusted patient day	$2,989	$2,829	5.7%		$2,947	$2,832	4.1%

Selected Operating Expenses
Salaries, wages and benefits	$1,875	$1,843	1.7%		$5,582	$5,416	3.1%
Supplies	621	598	3.8%		1,886	1,787	5.5%
Other operating expenses	899	835	7.7%		2,724	2,444	11.5%
	$3,395	$3,276	3.6%		$10,192	$9,647	5.6%

Selected Operating Expenses as a Percentage of Net Operating Revenues
Salaries, wages and benefits	49.5%	50.4%	(0.9)%	(1)	49.2%	49.8%	(0.6)%	(1)
Supplies	16.4%	16.3%	0.1%	(1)	16.6%	16.4%	0.2%	(1)
Other operating expenses	23.8%	22.8%	1.0%	(1)	24.0%	22.5%	1.5%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.
Revenues
Same‑hospital net operating revenues increased by $127 million, or 3.5%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a more favorable payer mix during the 2023 period, higher patient volume and acuity, and negotiated commercial rate increases. Our Hospital Operations segment also recognized income totaling $3 million and $54 million from federal and state grants in the three months ended September 30, 2023 and 2022, respectively, which is not included in net operating revenues. Same‑hospital adjusted admissions increased 0.4% in the three months ended September 30, 2023 compared to the same period in 2022.
Same‑hospital net operating revenues increased by $483 million, or 4.4%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a more favorable payer mix during the 2023 period, higher patient volume, negotiated commercial rate increases and the adverse impact of the aforementioned cybersecurity incident on patient volumes in 2022. Our Hospital Operations segment also recognized income totaling $13 million and $150 million from federal and state grants in the nine months ended September 30, 2023 and 2022, respectively, which is not included in net operating revenues. Same‑hospital adjusted admissions increased 3.3% in the nine months ended September 30, 2023 compared to the same period in 2022.
The following table presents our consolidated net accounts receivable by payer:

	September 30, 2023	December 31, 2022
Medicare	$160	$166
Medicaid	53	44
Net cost report settlements receivable and valuation allowances	70	48
Managed care	1,623	1,661
Self-pay uninsured	36	35
Self-pay balance after insurance	81	92
Estimated future recoveries	157	149
Other payers	299	315
Total Hospital Operations	2,479	2,510
Ambulatory Care	418	433
Accounts receivable, net	$2,897	$2,943

The collection of accounts receivable is a key area of focus for our business. At September 30, 2023 and December 31, 2022, our Hospital Operations segment collection rate on self‑pay accounts was approximately 30.5% and 29.5%, respectively. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at September 30, 2023, a 10% decrease or increase in our self‑pay collection rate, or approximately 3.1%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $11 million. There are various factors that can impact collection trends, such as changes in the economy and inflation, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which were affected by the pandemic, continuously change and can have an impact on collection trends and our estimation process.
We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 97.1% and 95.7% at September 30, 2023 and December 31, 2022, respectively.
We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following table presents the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.409 billion and $2.462 billion at September 30, 2023 and December 31, 2022, respectively. Cost report settlements receivable, net of payables and related valuation allowances, of $70 million and $48 million at September 30, 2023 and December 31, 2022, respectively, are excluded from the table.

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At September 30, 2023
0-60 days	92%	41%	58%	22%	53%
61-120 days	4%	26%	16%	13%	15%
121-180 days	2%	14%	10%	8%	9%
Over 180 days	2%	19%	16%	57%	23%
Total	100%	100%	100%	100%	100%

At December 31, 2022
0-60 days	90%	34%	56%	22%	50%
61-120 days	5%	28%	16%	15%	15%
121-180 days	2%	16%	9%	7%	9%
Over 180 days	3%	22%	19%	56%	26%
Total	100%	100%	100%	100%	100%
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
Patient advocates from Conifer’s Eligibility and Enrollment Services program (“EES”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the EES, net of appropriate implicit price concessions. Based on recent trends, approximately 95% of all accounts in the EES are ultimately approved for benefits under a government program, such as Medicaid.

The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program by aging category:

	September 30, 2023	December 31, 2022
0-60 days	$72	$79
61-120 days	19	18
121-180 days	5	3
Over 180 days	12	6
Total	$108	$106
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $32 million, or 1.7%, in the three months ended September 30, 2023 compared to the same period in 2022. This change was primarily attributable to merit increases for certain of our employees and increased employee benefits, recruiting and retention costs in the 2023 period, as well as higher incentive compensation expense. These factors were partially offset by a decrease in contract labor expense. As a percentage of net operating revenues, same‑hospital salaries, wages and benefits decreased by 90 basis points to 49.5% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Salaries, wages and benefits expense for the three months ended September 30, 2023 and 2022 included stock‑based compensation expense of $9 million and $10 million, respectively.
Same‑hospital salaries, wages and benefits expense increased by $166 million, or 3.1%, in the nine months ended September 30, 2023 compared to the same period in 2022. This increase was primarily attributable to the same factors discussed above. As a percentage of net operating revenues, same‑hospital salaries, wages and benefits decreased by 60 basis points to 49.2% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Salaries, wages and benefits expense for the nine months ended September 30, 2023 and 2022 included stock‑based compensation expense of $32 million and $36 million, respectively.
Supplies
Same‑hospital supplies expense increased by $23 million, or 3.8%, in the three months ended September 30, 2023 compared to the same period in 2022. This increase was driven by the impact of general market conditions, as well as higher patient volume and acuity during the three‑month period in 2023. Same‑hospital supplies expense as a percentage of net operating revenues in the three months ended September 30, 2023 was comparable with the same period in 2022.
Same‑hospital supplies expense increased by $99 million, or 5.5%, in the nine months ended September 30, 2023 compared to the same period in 2022. This increase was driven by the impact of general market conditions and higher patient and surgical volumes during the nine-month period in 2023. Same‑hospital supplies expense as a percentage of net operating revenues increased by 20 basis points to 16.6% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Improvements realized from our focus on cost‑efficiency measures partially offset the increase in same-hospital supplies expense during both the three‑ and nine‑month periods in 2023. We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $64 million, or 7.7%, in the three months ended September 30, 2023 compared to the same period in 2022. Other operating expenses for the three months ended September 30, 2022 were reduced by gains of $45 million from the sale of a portion of an interest in certain assets, whereas net gains recognized during the same period in 2023 were $11 million. The changes in other operating expenses during the three months ended September 30, 2023 also included:
•$34 million more of medical fees; and
•an increase of $22 million in malpractice expense; partially offset by
•a decrease of $28 million in indigent care expense.

Same‑hospital other operating expenses as a percentage of net operating revenues increased by 100 basis points to 23.8% for the three months ended September 30, 2023 compared to 22.8% for the three months ended September 30, 2022.
Same‑hospital other operating expenses increased by $280 million, or 11.5%, in the nine months ended September 30, 2023 compared to the same period in 2022. Other operating expenses for the nine months ended September 30, 2022 were reduced by net gains of $115 million primarily related to the sale of several medical office buildings and the sale of a portion of an interest in certain assets, whereas net gains recognized during the same period in 2023 were $21 million. The changes in other operating expenses during the nine months ended September 30, 2023 also included:
•$85 million more in medical fees; and
•an increase of $72 million in malpractice expense.
Same‑hospital other operating expenses as a percentage of net operating revenues increased by 150 basis points to 24.0% for the nine months ended September 30, 2023 compared to 22.5% for the nine months ended September 30, 2022.
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
Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment holds an ownership interest in (157 of 481 facilities at September 30, 2023), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 324 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries. The net profit attributable to owners other than USPI is classified within net income available to noncontrolling interests. For unconsolidated affiliates, our statements of operations reflect our earnings in two line items:
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

Results of Operations
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
Net operating revenues	$941	$806	16.7%	$2,788	$2,315	20.4%
Grant income	$—	$—	—%	$1	$4	(75.0)%
Equity in earnings of unconsolidated affiliates	$50	$49	2.0%	$149	$143	4.2%
Salaries, wages and benefits	$234	$208	12.5%	$709	$603	17.6%
Supplies	$252	$218	15.6%	$762	$624	22.1%
Other operating expenses, net	$135	$110	22.7%	$387	$315	22.9%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $135 million, or 16.7%, during the three months ended September 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $77 million, as well as higher same‑facility net operating revenues of $65 million due primarily to higher surgical patient volumes and negotiated commercial rate increases. These increases were partially offset by a decrease of $7 million due primarily to the closure and deconsolidation of certain facilities.
Ambulatory Care net operating revenues increased by $473 million, or 20.4%, during the nine months ended September 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $281 million, as well as higher same‑facility net operating revenues of $226 million due primarily to higher surgical patient volumes and negotiated commercial rate increases. These increases were partially offset by a decrease of $34 million due primarily to the closure and deconsolidation of certain facilities. Our Ambulatory Care segment also recognized grant income from federal grants totaling $1 million and $4 million during the nine months ended September 30, 2023 and 2022, respectively, which is not included in net operating revenues.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $26 million, or 12.5%, during the three months ended September 30, 2023 compared to the same period in 2022. This change was driven by an increase from acquisitions of $18 million, as well as an increase in same‑facility salaries, wages and benefits expense of $11 million due to higher surgical patient volumes, partially offset by a decrease of $3 million primarily due to the closure and deconsolidation of certain facilities. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 24.9% for the three months ended September 30, 2023 from 25.8% for the same period in 2022 due to enhanced labor management processes. Salaries, wages and benefits expense included $6 million and $3 million of stock‑based compensation expense in the three months ended September 30, 2023 and 2022, respectively.
Salaries, wages and benefits expense increased by $106 million, or 17.6%, during the nine months ended September 30, 2023 compared to the same period in 2022. This change was driven by an increase from acquisitions of $60 million and an increase in same‑facility salaries, wages and benefits expense of $54 million due primarily to higher surgical patient volumes, partially offset by a decrease of $8 million due primarily to the aforementioned closure and deconsolidation of certain facilities. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 25.4% for the nine months ended September 30, 2023 from 26.0% for the same period in 2022. Salaries, wages and benefits expense included $15 million and $9 million of stock‑based compensation expense in the nine months ended September 30, 2023 and 2022, respectively.
Supplies
Supplies expense increased by $34 million, or 15.6%, during the three months ended September 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $22 million, as well as an increase in same‑facility supplies expense of $15 million due primarily to higher case volume, partially offset by a decrease of $3 million attributable to the closure and deconsolidation of certain facilities. Supplies expense as a percentage of net operating revenues decreased to 26.8% for the three months ended September 30, 2023 from 27.0% for the same period in 2022.

Supplies expense increased by $138 million, or 22.1%, during the nine months ended September 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $83 million, as well as an increase in same‑facility supplies expense of $62 million due primarily to an increase in surgical cases at our consolidated centers, partially offset by a decrease of $7 million due to the closure and deconsolidation of certain facilities. Supplies expense as a percentage of net operating revenues increased to 27.3% for the nine months ended September 30, 2023 compared to 27.0% for the same period in 2022.
Other Operating Expenses, Net
Other operating expenses increased by $25 million, or 22.7%, during the three months ended September 30, 2023 compared to the same period in 2022. The change was driven by an increase in same‑facility other operating expenses of $14 million and an increase from acquisitions of $13 million, partially offset by a decrease of $2 million primarily due to the closure and deconsolidation of certain facilities. Other operating expenses as a percentage of net operating revenues increased to 14.3% for the three months ended September 30, 2023 from 13.7% for the same period in 2022.
Other operating expenses increased by $72 million, or 22.9%, during the nine months ended September 30, 2023 compared to the same period in 2022. The change was driven by an increase from acquisitions of $45 million and an increase in same‑facility other operating expenses of $31 million, partially offset by a decrease of $4 million primarily due to the closure and deconsolidation of certain facilities. Other operating expenses as a percentage of net operating revenues increased to 13.9% for the nine months ended September 30, 2023 from 13.6% for the same period in 2022.
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

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net revenues	7.9%	9.0%
Cases	4.1%	6.2%
Net revenue per case	3.7%	2.7%
Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a health system partner. The table below provides information about the ownership structure of the facilities operated by our Ambulatory Care segment:

September 30, 2023
Owned with a health system partner	208
Owned without a health system partner	273
Total	481
Facility Acquisitions and Investment
The table below presents the aggregate amounts we paid to acquire various ownership interests in ambulatory care facilities:

	Nine Months Ended September 30,
	2023	2022
Controlling interests	$110	$224
Equity investment in unconsolidated affiliates and consolidated facilities	13	18
Total	$123	$242

The table below reflects the change in the number of facilities operated by our Ambulatory Care segment since December 31, 2022:

Nine Months Ended September 30, 2023
Acquisitions	14
De novo	8
Dispositions/Mergers	(7)
Total increase in number of facilities operated	15
During the nine months ended September 30, 2023, we acquired controlling interests in 14 ASCs, three located in Ohio, two in each of Florida and Texas, and one in each of seven geographically diverse states. Of these facilities, 13 are jointly owned with physicians, and one is jointly owned with a health system partner and physicians. We also acquired controlling ownership interests in eight previously unconsolidated ASCs during the nine months ended September 30, 2023. We paid an aggregate of $110 million to acquire controlling ownership interests in all of the aforementioned facilities.
We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the nine months ended September 30, 2023, we invested approximately $13 million in such transactions.
Conifer Segment
The following table presents selected revenue and expense information for our Conifer segment:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
Revenue cycle and other services – Tenet	$109	$116	(6.0)%	$321	$342	(6.1)%
Revenue cycle and other services – other customers	$206	$217	(5.1)%	$641	$648	(1.1)%
Salaries, wages and benefits	$171	$175	(2.3)%	$517	$516	0.2%
Supplies	$1	$1	—%	$4	$3	33.3%
Other operating expenses	$60	$67	(10.4)%	$186	$196	(5.1)%
Revenues
Our Conifer segment’s revenues from third‑party clients, which revenues are not eliminated in consolidation, decreased by $11 million and $7 million, or 5.1% and 1.1%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. These decreases were primarily driven by client divestitures.
Salaries, Wages and Benefits
Salaries, wages and benefits expense for Conifer decreased by $4 million, or 2.3%, in the three months ended September 30, 2023 compared to the same period in 2022 and increased by $1 million, or 0.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Supplies
Conifer’s supplies expense during the three months ended September 30, 2023 were comparable with the same period in 2022. Conifer’s supplies expense increased by $1 million, or 33.3%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Other Operating Expenses, Net
Our Conifer segment’s other operating expenses decreased by $7 million, or 10.4%, during the three months ended September 30, 2023 and by $10 million, or 5.1%, during the nine months ended September 30, 2023 compared to the same periods in 2022. The decreases in both periods were primarily driven by client divestitures.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated:
Impairment charges	$14	$3	$16	$9
Restructuring charges	29	17	60	78
Acquisition-related costs	4	4	8	10
Total impairment and restructuring charges, and acquisition-related costs	$47	$24	$84	$97

By segment:
Hospital Operations	$25	$14	$48	$68
Ambulatory Care	18	5	23	13
Conifer	4	5	13	16
Total impairment and restructuring charges, and acquisition-related costs	$47	$24	$84	$97
During the three months ended September 30, 2023, restructuring charges consisted of $19 million of legal costs related to the sale of certain businesses, $4 million of employee severance costs, $2 million related to the transition of various administrative functions to our GBC and $4 million of other restructuring costs. Impairment charges for the three months ended September 30, 2023 primarily arose from the write-down of an investment in an ambulatory surgery center held by our Ambulatory Care segment. Restructuring charges for the three months ended September 30, 2022 included $3 million of employee severance costs, $5 million related to the transition of various administrative functions to our GBC, $3 million related to contract and lease termination fees, and $6 million of other restructuring costs. Impairment charges for the three months ended September 30, 2022 were comprised of activity in our Hospital Operations segment. Acquisition‑related costs consisted entirely of transaction costs for both of the three-month periods ended September 30, 2023 and 2022.
During the nine months ended September 30, 2023, restructuring charges consisted of $30 million of legal costs related to the sale of certain businesses, $10 million of employee severance costs, $9 million related to the transition of various administrative functions to our GBC and $11 million of other restructuring costs. Impairment charges for the nine months ended September 30, 2023 primarily arose from the write-down of an investment in an ambulatory surgery center held by our Ambulatory Care segment. Restructuring charges for the nine months ended September 30, 2022 consisted of $24 million of employee severance costs, $10 million related to the transition of various administrative functions to our GBC, $25 million of contract and lease termination fees, and $19 million of other restructuring costs. Impairment charges for the nine months ended September 30, 2022 were comprised of $5 million from our Hospital Operations segment and $2 million from each of our Ambulatory Care and Conifer segments. Acquisition‑related costs consisted entirely of transaction costs for both of the nine-month periods ended September 30, 2023 and 2022.
Litigation and Investigation Costs
Litigation and investigation costs were $14 million and $12 million during the three months ended September 30, 2023 and 2022, respectively, and $28 million and $50 million, during the nine months ended September 30, 2023 and 2022, respectively.
Net Gains on Sales, Consolidation and Deconsolidation of Facilities
We recognized a net loss of $1 million and a net gain of $12 million from the sale, consolidation and deconsolidation of facilities during the three and nine months ended September 30, 2023, respectively. During both periods, the amounts recognized primarily arose from the consolidation of facilities by our Ambulatory Care segment. There were no gains or losses from the sale, consolidation or deconsolidation of facilities during the three and nine months ended September 30, 2022.
Interest Expense
Interest expense for the three and nine months ended September 30, 2023 was $227 million and $674 million, respectively, compared to $222 million and $671 million, respectively, for the same periods in 2022.

Loss from Early Extinguishment of Debt
We did not incur losses from the early extinguishment of debt during the three‑month period ended September 30, 2023 or 2022.
We recorded losses from the early extinguishment of debt totaling $11 million during the nine months ended September 30, 2023. These losses related to the redemption of all of the outstanding principal of our September 2024 Senior Secured First Lien Notes in May 2023 and our July 2024 Senior Secured First Lien Notes in June 2023, in each case in advance of the notes’ maturity dates.
During the nine months ended September 30, 2022, we incurred aggregate losses from early extinguishment of debt of $109 million. These losses related to the redemption of our 7.500% senior secured first lien notes due 2025 (“2025 Senior Secured First Lien Notes”) in February 2022, open market purchases of our 6.750% senior unsecured notes due 2023 (“2023 Senior Unsecured Notes”) during the first half of 2022 and the redemption in full of the 2023 Senior Unsecured Notes in June 2022, in all cases in advance of the notes’ maturity dates.
In both the nine months ended September 30, 2023 and 2022, the losses from the early extinguishment of debt primarily related to the differences between the purchase or redemption prices and the par values of the notes, as well as the write‑off of associated unamortized issuance costs.
Income Tax Expense
During the three months ended September 30, 2023 and 2022, we recorded income tax expense of $79 million and $112 million on pre-tax income of $345 million and $380 million, respectively, and recorded income tax expense of $243 million and $297 million on pre-tax income of $1.098 billion and $1.023 billion during the nine months ended September 30, 2023 and 2022, respectively. We recorded income tax expense of $24 million and $36 million during the three months ended September 30, 2023 and 2022, respectively, and income tax expense of $66 million and $113 million during the nine months ended September 30, 2023 and 2022, respectively, to increase the valuation allowance primarily for interest expense carryforwards as a result of the limitation on business interest expense.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tax expense at statutory federal rate of 21%	$73	$80	$231	$215
State income taxes, net of federal income tax benefit	11	15	39	40
Tax benefit attributable to noncontrolling interests	(35)	(29)	(102)	(86)
Nondeductible goodwill	—	—	—	1
Stock-based compensation tax benefit	—	(1)	(4)	(4)
Changes in valuation allowance	24	36	66	113
Other items	6	11	13	18
Income tax expense	$79	$112	$243	$297
Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $165 million for the three months ended September 30, 2023 compared to $137 million for the three months ended September 30, 2022. Net income available to noncontrolling interests for the 2023 period was comprised of $137 million related to our Ambulatory Care segment, $23 million related to our Conifer segment and $5 million related to our Hospital Operations segment.
Net income available to noncontrolling interests was $488 million for the nine months ended September 30, 2023 compared to $418 million for the nine months ended September 30, 2022. Net income available to noncontrolling interests for the 2023 period was comprised of $402 million related to our Ambulatory Care segment, $67 million related to our Conifer segment and $19 million related to our Hospital Operations segment.

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
The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income available to Tenet Healthcare Corporation common shareholders	$101	$131	$367	$309
Less:
Net income available to noncontrolling interests	(165)	(137)	(488)	(418)
Income from discontinued operations, net of tax	—	—	—	1
Income from continuing operations	266	268	855	726
Income tax expense	(79)	(112)	(243)	(297)
Loss from early extinguishment of debt	—	—	(11)	(109)
Other non-operating income, net	4	6	8	6
Interest expense	(227)	(222)	(674)	(671)
Operating income	568	596	1,775	1,797
Litigation and investigation costs	(14)	(12)	(28)	(50)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(1)	—	12	—
Impairment and restructuring charges, and acquisition-related costs	(47)	(24)	(84)	(97)
Depreciation and amortization	(224)	(209)	(654)	(628)
Adjusted EBITDA	$854	$841	$2,529	$2,572

Net operating revenues	$5,066	$4,801	$15,169	$14,184

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.0%	2.7%	2.4%	2.2%

Adjusted EBITDA as a % of net operating revenues (Adjusted EBITDA margin)	16.9%	17.5%	16.7%	18.1%
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
Long-Term Debt
At September 30, 2023, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.08x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.
Interest payments, net of capitalized interest, were $589 million and $601 million in the nine months ended September 30, 2023 and 2022, respectively.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $230 million of standby letters of credit outstanding and guarantees at September 30, 2023.
Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), surgical expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies (including robotics), design and construction of new facilities, and various other capital improvements. We continue to implement our portfolio diversification strategy into ambulatory surgery and have a baseline intention to invest $250 million annually in ambulatory business acquisitions and de novo facilities. Capital expenditures were $543 million and $472 million in the nine months ended September 30, 2023 and 2022, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2023 will total approximately $675 million to $725 million, including $196 million that was accrued as a liability at December 31, 2022.
We broke ground on a new medical campus located in the Westover Hills area of San Antonio, Texas, in 2022. The campus is expected to include a 104‑bed acute care hospital, an ambulatory surgery center and medical office buildings. The project is currently on schedule for completion in mid-2024, and we expect it to cost approximately $230 million over the construction period.
We made income tax payments, net of tax refunds, of $212 million during the nine months ended September 30, 2023 compared to $148 million during the same period in 2022.
SOURCES AND USES OF CASH
Our liquidity for the nine months ended September 30, 2023 was primarily derived from net cash provided by operating activities and cash on hand. We had $1.054 billion of cash and cash equivalents on hand at September 30, 2023 to fund our operations and capital expenditures, and our borrowing availability under our Credit Agreement was $1.500 billion based on our borrowing base calculation at September 30, 2023.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $1.550 billion in the nine months ended September 30, 2023 compared to $662 million in the nine months ended September 30, 2022. Key factors contributing to the change between the 2023 and 2022 periods included the following:
•No Medicare advances recouped or repaid in the nine months ended September 30, 2023 compared to $880 million recouped or repaid during the same period in 2022;
•Lower payments of $52 million related to restructuring charges, acquisition‑related costs, and litigation costs and settlements in the 2023 period;
•$9 million of cash received from grants during the nine months ended September 30, 2023 compared to $155 million received during the nine months ended September 30, 2022;
•Higher income tax payments of $64 million in the 2023 period; and
•The timing of other working capital items.
Net cash used in investing activities was $636 million for the nine months ended September 30, 2023 compared to $502 million for the nine months ended September 30, 2022. Key factors contributing to the change between the 2023 and 2022 periods included the following: (1) proceeds from sales of facilities and other assets were $171 million lower during the 2023 period, primarily due to the sale of several medical office buildings and the sale of a portion of an interest in certain assets during the nine months ended September 30, 2022; (2) capital expenditures increased by $71 million in the nine months ended September 30, 2023 compared to the same period in 2022; and (3) $114 million less cash was used to acquire businesses during the nine months ended September 30, 2023 than the same period in 2022.
We used net cash of $718 million and $1.316 billion for financing activities in the nine months ended September 30, 2023 and 2022, respectively. The 2023 period included proceeds from the issuance of $1.350 billion aggregate principal amount of our 2031 Senior Secured First Lien Notes, which proceeds were subsequently used, together with cash on hand, to finance the redemption of the combined $1.345 billion aggregate principal amount outstanding of our September 2024 Senior Secured First Lien Notes and July 2024 Senior Secured First Lien Notes. In addition, financing activities during the nine‑month period in 2023 included distributions of $425 million to noncontrolling interest holders, payments totaling $90 million to repurchase 1,486 thousand shares of our common stock and payments of $127 million to purchase noncontrolling ownership interests.
Financing activities during the nine months ended September 30, 2022 included long-term debt payments of $2.786 billion, including $1.933 billion paid to redeem all $1.872 billion aggregate principal amount outstanding of our 2023 Senior Unsecured Notes and $730 million paid to redeem all $700 million aggregate principal amount outstanding of our 2025 Senior Secured First Lien Notes. In addition, we paid distributions of $432 million to noncontrolling interest holders during the nine‑month period in 2022, which included the distribution of $61 million for minority interest holders’ portion of the proceeds received from the sale of several medical office buildings. These payments were partially offset by proceeds of $2.000 billion from the issuance of our 6.125% senior secured first lien notes due 2030 during the nine months ended September 30, 2022.
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
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At September 30, 2023, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. At September 30, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at September 30, 2023. We were in compliance with all covenants and conditions in our Credit Agreement at September 30, 2023.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to

$200 million. We amended the LC Facility in September 2023 to, among other things, (1) extend the scheduled maturity date from September 12, 2024 to March 16, 2027, and (2) replace LIBOR with Term SOFR as the reference interest rate. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At September 30, 2023, we were in compliance with all covenants and conditions in the LC Facility, and we had $111 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At September 30, 2023, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $14.762 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from January 2026 through November 2031.
In May 2023, we issued $1.350 billion aggregate principal amount of our 2031 Senior Secured First Lien Notes. We will pay interest on these notes semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2023. We used the issuance proceeds, together with cash on hand, to finance the redemption of the entire aggregate principal amounts outstanding of our September 2024 Senior Secured First Lien Notes and our July 2024 Senior Secured First Lien Notes in the nine months ended September 30, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at September 30, 2023. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value

	(Dollars in Millions)
Fixed rate long-term debt	$66	$123	$92	$2,149	$3,028	$9,709	$15,167	$13,848
Average effective interest rates	6.8%	6.2%	6.8%	4.9%	5.7%	5.6%	5.6%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2023 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material legal proceedings in which we are involved, see Note 12 to our accompanying Condensed Consolidated Financial Statements which is incorporated by reference. For information regarding material legal proceedings resolved since our Annual Report on Form 10‑K for the year ended December 31, 2022 (“Annual Report”), see Note 12 to the Condensed Consolidated Financial Statements in our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report.
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended September 30, 2023, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed with this report:

(10)	Material Contracts

(a)
Amendment No. 6, dated as of September 7, 2023, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 8, 2023)

(b) Retirement Agreement and General Release among the Registrant, Tenet Business Services Corporation and Daniel J. Cancelmi dated August 9, 2023*

(c) Terms and Conditions of Restricted Stock Unit Award granted to Sun Park on July 17, 2023 under the Tenet Healthcare 2019 Stock Incentive Plan*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: October 30, 2023	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)