Form 10-K
period 2023-12-31
TENET HEALTHCARE CORP
filed 2024-02-16
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023
OR
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

As of June 30, 2023, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $6.4 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day. As of January 31, 2024, there were 99,995 shares (in thousands) of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2024 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.
ITEM 1. BUSINESS
OVERVIEW
Tenet Healthcare Corporation (“Tenet”) is a diversified healthcare services company with its headquarters in Dallas, Texas, and a Global Business Center (“GBC”) supporting various administrative functions in Manila, Philippines. We operate our expansive, nationwide care delivery network through direct and indirect subsidiaries, as well as downstream partnerships and joint ventures; the terms “we,” “our” and “us,” as used in this report and unless otherwise stated or indicated by the context, refer to Tenet and these entities.
Prior to December 31, 2023, our business was organized into three separate reporting segments: Hospital Operations and other, Ambulatory Care and Conifer. For the reasons discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report (“MD&A”), we combined our Hospital Operations and other and Conifer segments in the three months ended December 31, 2023. Our business is now classified into two separate reporting segments:
•Hospital Operations and Services (“Hospital Operations”), including: (i) 61 acute care and specialty hospitals, a network of employed physicians, and 164 outpatient facilities, including imaging centers, urgent care centers (each, a “UCC”), ancillary emergency facilities and micro‑hospitals, at December 31, 2023; and (ii) the revenue cycle management and value‑based care services that our Conifer Health Solutions, LLC joint venture (“Conifer JV”) provides to hospitals, health systems, physician practices, employers and other clients; and
•Ambulatory Care, which is comprised of the operations of our subsidiary USPI Holding Company, Inc. (“USPI”), which held indirect ownership interests in over 460 ambulatory surgery centers (each, an “ASC”) and 24 surgical hospitals at December 31, 2023.
All prior-period data presented in this report has been adjusted to conform to the new reporting segment structure described above. Additional information about our reporting segments is provided below; statistical data for the segments can be found in MD&A.
OPERATIONS
HOSPITAL OPERATIONS AND SERVICES SEGMENT
In 2023, we continued to pursue advantageous opportunities to grow our portfolio of hospitals and other healthcare facilities. In December 2023, we completed a joint venture transaction with NextCare, Inc. (“NextCare”) and certain of its affiliates pursuant to which we acquired ownership interests in 56 fully operational UCCs and one telehealth center located in Arizona. NextCare will continue to provide management services to each UCC pursuant to the terms of a management services agreement, and the centers will continue to operate under the NextCare brand. In addition, we are constructing a new medical campus located in the Westover Hills area of San Antonio, Texas, that is expected to include a 104‑bed acute care hospital, an ASC and medical office space. The project is currently on schedule for completion in mid‑2024. During 2023, we also broke ground on a new medical campus located in Port St. Lucie, Florida that is expected to include a 54-bed hospital, as well as medical office space. We expect to complete construction of the Port St. Lucie medical campus in late 2025.
From time to time, we also capitalize on opportunities to refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher‑return investments across our business, enhance cash flow generation and reduce our debt, among other things. In November 2023, we entered into a definitive agreement to sell three of our South Carolina hospitals, their affiliated physician practices and other related hospital operations, and that transaction closed on January 31, 2024. Also in January 2024, we entered into a definitive agreement for the sale of four acute care hospitals and related operations in Orange County and Los Angeles County, California. The transaction is expected to be completed by early 2024, subject to customary regulatory approvals, clearances and closing conditions. In addition, we exited some service lines at individual facilities in 2023, in each case because they are no longer a core part of our long‑term growth and synergy strategies. We may decide to sell, consolidate or close facilities or service lines in the future to eliminate duplicate services or excess capacity or because of changing market conditions or other factors.
At December 31, 2023, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states. Our subsidiaries had sole ownership of 53 of these hospitals, six were owned or leased by entities that are majority owned by a Tenet subsidiary, and two were owned by third parties and leased by our wholly owned subsidiaries. Our Hospital Operations segment also included 164 outpatient centers at December 31, 2023, the majority of which are provider‑based and freestanding imaging centers, freestanding UCCs, off‑campus hospital emergency departments (“EDs”) and micro‑hospitals. In addition, at December 31, 2023, our subsidiaries owned or leased and operated: a number of medical office buildings, all of which were located on, or nearby, our hospital campuses; nearly 770 physician practices with a network of employed physicians; and other associated healthcare businesses.
Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most have: intensive care, critical care and/or coronary care units; cardiovascular, digestive disease, neurosciences, musculoskeletal and obstetrics services; and outpatient services, including physical therapy. Many of our hospitals provide tertiary care services, such as cardiothoracic surgery, complex spinal surgery, neonatal intensive care and neurosurgery, and some also offer quaternary care in areas such as heart and kidney transplants. Moreover, a number of our hospitals offer advanced treatment options for patients, including limb‑salvaging vascular procedures, acute level 1 trauma services, comprehensive intravascular stroke care, minimally invasive cardiac valve replacement, cutting‑edge imaging technology, surgical robotic capabilities and telemedicine access for select medical specialties.
All of the hospitals in our Hospital Operations segment are licensed under appropriate state laws, and each is accredited by The Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and Conditions for Coverage, and they are eligible to participate Medicare, Medicaid and other government‑sponsored provider programs.
The following table lists, by state, the hospitals wholly owned, operated as part of a joint venture, or leased and operated by our wholly owned subsidiaries at December 31, 2023:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Baptist Medical Center(1)	Homewood	595	JV/Owned
Citizens Baptist Medical Center(1)(2)	Talladega	122	JV/Leased
Princeton Baptist Medical Center(1)(2)	Birmingham	505	JV/Leased
Shelby Baptist Medical Center(1)(2)	Alabaster	252	JV/Leased
Walker Baptist Medical Center(1)(2)	Jasper	267	JV/Leased

Arizona
Abrazo Arizona Heart Hospital(3)	Phoenix	59	Owned
Abrazo Arrowhead Campus	Glendale	215	Owned
Abrazo Central Campus	Phoenix	206	Owned
Abrazo Scottsdale Campus	Phoenix	120	Owned
Abrazo West Campus	Goodyear	216	Owned
Holy Cross Hospital(4)	Nogales	25	Owned
St. Joseph’s Hospital	Tucson	486	Owned
St. Mary’s Hospital	Tucson	400	Owned

California
Desert Regional Medical Center(5)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Fountain Valley Regional Hospital and Medical Center(6)	Fountain Valley	400	Owned
Hi-Desert Medical Center(7)	Joshua Tree	179	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center(6)	Lakewood	172	Owned
Los Alamitos Medical Center(6)	Los Alamitos	172	Owned
Placentia Linda Hospital(6)	Placentia	114	Owned
San Ramon Regional Medical Center(8)	San Ramon	123	JV/Owned
Tenet Health Central Coast Sierra Vista Regional Medical Center	San Luis Obispo	162	Owned
Tenet Health Central Coast Twin Cities Community Hospital	Templeton	122	Owned

Hospital	Location	Licensed Beds	Status
Florida
Delray Medical Center	Delray Beach	536	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	199	Owned
St. Mary’s Medical Center	West Palm Beach	420	Owned
West Boca Medical Center	Boca Raton	195	Owned

Massachusetts
MetroWest Medical Center – Framingham Union Campus	Framingham	136	Owned
MetroWest Medical Center – Leonard Morse Campus(3)	Natick	103	Owned
Saint Vincent Hospital	Worcester	290	Owned

Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	273	Owned
Harper University Hospital	Detroit	470	Owned
Huron Valley-Sinai Hospital	Commerce Township	158	Owned
Hutzel Women’s Hospital	Detroit	114	Owned
Rehabilitation Institute of Michigan(3)	Detroit	69	Owned
Sinai-Grace Hospital	Detroit	404	Owned

South Carolina
Coastal Carolina Hospital(9)	Hardeeville	44	Owned
East Cooper Medical Center(9)	Mount Pleasant	140	Owned
Hilton Head Hospital(9)	Hilton Head Island	93	Owned
Piedmont Medical Center	Rock Hill	294	Owned
Piedmont Medical Center Fort Mill	Fort Mill	100	Owned

Tennessee
Saint Francis Hospital	Memphis	479	Owned
Saint Francis Hospital – Bartlett	Bartlett	196	Owned

Texas
Baptist Medical Center	San Antonio	607	Owned
The Hospitals of Providence East Campus	El Paso	218	Owned
The Hospitals of Providence Memorial Campus	El Paso	480	Owned
The Hospitals of Providence Sierra Campus	El Paso	306	Owned
The Hospitals of Providence Transmountain Campus	El Paso	108	Owned
Mission Trail Baptist Hospital	San Antonio	114	Owned
Nacogdoches Medical Center	Nacogdoches	161	Owned
North Central Baptist Hospital	San Antonio	443	Owned
Northeast Baptist Hospital	San Antonio	347	Owned
Resolute Baptist Hospital	New Braunfels	128	Owned
St. Luke’s Baptist Hospital	San Antonio	287	Owned
Valley Baptist Medical Center	Harlingen	586	Owned
Valley Baptist Medical Center – Brownsville	Brownsville	240	Owned

Total Licensed Beds		15,484

(1)Operated by a limited liability company formed as part of a joint venture with Baptist Health System, Inc. (“BHS”), a not‑for‑profit health system in Alabama; a Tenet subsidiary owned a 70% interest in the entity at December 31, 2023, and BHS owned a 30% interest.
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
(5)Lease expires in May 2027.
(6)In January 2024, we entered into a definitive agreement for the sale of these hospitals and related operations. The transaction is expected to be completed by early 2024, subject to customary regulatory approvals, clearances and closing conditions.
(7)Lease expires in July 2045.
(8)Owned by a limited liability company formed as part of a joint venture with John Muir Health (“John Muir”), a not‑for‑profit health system in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the entity at December 31, 2023, and John Muir owned a 49% interest.
(9)These hospitals, their affiliated physician practices and other related hospital operations were sold on January 31, 2024.
Information regarding the utilization of licensed beds and other operating statistics at December 31, 2023 and 2022 can be found in MD&A.
At December 31, 2023, our Hospital Operations segment also included 42 imaging centers, 14 off‑campus EDs and nine ASCs, all of which are operated as departments of our hospitals and under the same license, as well as 99 separately licensed, freestanding outpatient centers – typically at locations complementary to our hospitals – consisting of 58 UCCs (56 of which are jointly owned with and managed by NextCare in Arizona), 25 imaging centers, 15 emergency facilities (14 of which are licensed as micro‑hospitals) and one ASC. Approximately 60% of the outpatient centers in our Hospital Operations segment at December 31, 2023 were in Arizona and Texas. Strong concentrations of facilities within operating areas may help us expand our managed care payer network, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental, competitive or other condition (including surges of COVID‑19 or other illnesses) occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.
In addition to the hospitals and outpatient facilities discussed above, our Hospital Operations segment now includes our Conifer JV’s revenue cycle management and value‑based care service offerings. At December 31, 2023, we owned 76.2% of the Conifer JV, and Catholic Health Initiatives (“CHI”) had a 23.8% ownership position. The term “Conifer,” as used in Part I of this report and unless otherwise stated or indicated by the context, refers to our Conifer JV and its direct or indirect wholly owned subsidiaries.
The revenue cycle management solutions we offer consist of: (1) patient services, including: centralized insurance and benefit verification; financial clearance, pre‑certification, registration and check‑in services; and financial counseling services, including reviews of eligibility for government healthcare or financial assistance programs, for both insured and uninsured patients, as well as qualified health plan coverage; (2) clinical revenue integrity solutions, including: clinical admission reviews; coding; clinical documentation improvement; coding compliance audits; charge description master management; and health information services; and (3) accounts receivable management solutions, including: third‑party billing and collections; denials management; and patient collections. All of these solutions include ongoing measurement and monitoring of key revenue cycle metrics, as well as productivity and quality improvement programs. In addition, we provide customized communications and engagement solutions to optimize the relationship between providers and patients. We also offer value‑based care services, including clinical integration, financial risk management and population health management, all of which aim to assist clients in improving the cost and quality of their healthcare delivery, as well as their patient outcomes.
At December 31, 2023, we provided one or more of the business process services described above to approximately 675 Tenet and non‑Tenet hospitals and other clients nationwide. Tenet and CHI facilities represented approximately 43% of these clients, and the remainder were unaffiliated health systems, hospitals, physician practices, self‑insured organizations, health plans and other entities. Conifer’s agreement with CHI to provide patient access, revenue integrity, accounts receivable management and patient financial services to CHI’s facilities expires on December 31, 2032.

AMBULATORY CARE SEGMENT
At December 31, 2023, USPI held indirect ownership interests in over 460 ASCs and 24 surgical hospitals in 35 states.
USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; pain management; otolaryngology (ear, nose and throat); ophthalmology; and urology.
We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in surgical techniques, medical technology and anesthesia, as well as the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in the outpatient setting will continue to increase over time. For these reasons, we remain focused on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth, construction of new outpatient centers and strategic partnerships. During the year ended December 31, 2023, we acquired controlling ownership interests in 20 ASCs in which we did not have a previous investment, and we opened nine de novo ASCs. We also continue to prioritize increasing our investment in our unconsolidated facilities; during the year ended December 31, 2023, we acquired controlling ownership interests in 11 of our previously unconsolidated ASCs, allowing us to consolidate their financial results. Our goal is to have an ownership interest in and operate 575 to 600 ASCs by the end of 2025.
In addition, we are taking steps to grow our Ambulatory Care segment business by replacing high‑volume, low‑acuity service lines with service lines involving higher acuity cases. To that end, we closed or sold our ownership interests in a small number of centers that are no longer part of our long‑term growth strategy.
Operations of USPI—USPI acquires and develops its facilities primarily through the formation of joint ventures with physicians and health system partners. USPI’s subsidiaries hold ownership interests in the facilities directly or indirectly and operate the majority of its facilities on a day‑to‑day basis through management services contracts.
We operate USPI’s facilities, structure our joint ventures, and adopt staffing, scheduling, and clinical systems and protocols with the goal of increasing physician productivity and satisfaction. We believe that this focus on physicians, combined with providing high‑quality healthcare in a convenient environment for patients, will continue to increase the number of procedures performed at our facilities over time. Our joint ventures also enable health systems to offer patients, physicians and payers the cost advantages, convenience and other benefits of ambulatory care in a freestanding facility and, in certain areas, establish networks needed to manage the full continuum of care for a defined population. Further, these relationships allow the health systems to focus their attention and resources on their core businesses without the challenge of acquiring, developing and operating ancillary facilities.

REAL PROPERTY
The locations of our acute care and specialty hospitals and the number of licensed beds at each at December 31, 2023 are set forth in the table beginning on page 2. The locations of USPI’s surgical hospitals and ASCs are reflected on the map on page 5. We lease the majority of our outpatient facilities in both our Hospital Operations segment and our Ambulatory Care segment. These leases typically have initial terms ranging from five to 10 years, and most of the leases contain options to extend the lease periods. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own many of these medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.
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
Although we have no contractual relationship with most of the physicians who practice at our hospitals and outpatient centers, at December 31, 2023, we owned nearly 770 physician practices, and our subsidiaries employed (where permitted by state law) or otherwise affiliated with nearly 1,320 physicians. Our ability to employ physicians is closely regulated, with a number of states prohibiting the corporate practice of medicine or otherwise regulating what types of entities may employ physicians, and we structure our arrangements with healthcare providers to comply with these state laws.
In 2023, we continued to experience challenges in recruiting and retaining physicians. In some of the regions where we operate, physician recruitment and retention are affected by a shortage of qualified physicians in certain higher-demand clinical service lines and specialties. Moreover, we continue to refine our physician base and provider programs to focus on experienced, high-quality and collaborative specialists.
EMPLOYEES
We believe each employee across our network has a role integral to our mission, which is to provide quality, compassionate care in the communities we serve. At December 31, 2023, we employed approximately 106,500 people (of which approximately 26% were part‑time and on-call employees) in our two reporting segments, as follows:

Hospital Operations	84,000
Ambulatory Care	22,500
Total	106,500
At December 31, 2023, our overall employee headcount was approximately 4% higher than at December 31, 2022, in part due to recruiting efforts to fill open positions and reduce contract labor expense. We had employees in all 50 U.S. states and the District of Columbia, as well as approximately 3,250 employees providing support across our entire network at our GBC, at December 31, 2023. Approximately 33% of our employees are nurses.
Board Oversight—Our board of directors and its committees oversee human capital matters through regular reports from management and advisors. The board’s human resources committee (“HR Committee”) is responsible for establishing general compensation policies that (1) support our overall business strategies and objectives, (2) enhance our efforts to attract and retain skilled employees, (3) link compensation with our business objectives and organizational performance, and (4) provide competitive compensation opportunities for key executives. The HR Committee also provides, among other things, its perspectives regarding performance management, succession planning, leadership development, diversity, recruiting, retention and employee training. The board’s environmental, social and governance (“ESG”) committee provides oversight with respect to our ESG strategy and guidance on ESG matters that are relevant to our business.
Human Resources Practices—We have established – and continue to enhance and refine – a comprehensive set of practices for recruiting, managing and optimizing the human resources of our organization. In many cases, we utilize objective benchmarking and other tools in our efforts in such areas as organizational effectiveness, engagement, voluntary turnover and staffing efficiencies.
Compensation and Benefits; Culture—In general, we seek to attract, develop and retain a qualified and engaged workforce, cultivate a high‑performance culture that embraces data‑driven decision‑making, and improve talent management processes to promote diversity and inclusion. To that end, we offer:
•a competitive range of compensation and benefit programs (which vary by location and other factors) designed to reward performance and promote well‑being, including an employee stock purchase plan, a 401(k) plan, health care and insurance benefits, health savings and flexible spending accounts, and paid time off;
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
Employee Safety and Welfare—We believe our employees comprise a community built on care, and we place a high priority on maintaining a secure and healthy workplace for them. We promote a culture of well‑being and reporting by connecting employee safety policies with patient safety policies, and we review and refine the policies regularly. At our hospitals, outpatient facilities, and other care sites, we align staffing to need in our nursing units, and we invest in appropriate training to improve the competency of our caregivers. In addition, we have heightened infection-prevention protocols, we maintain availability of personal protective equipment and disinfection supplies, and we regularly provide concise and current infection prevention guidance.
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
Diversity and Inclusion—We continue to focus on the hiring, advancement and retention of underrepresented populations to further our objective of fostering an engaging culture with a workforce and leadership teams that represent the communities we serve. As of December 31, 2023, our total workforce was approximately 78% female, and over 52% of our employees self‑identified as racially or ethnically diverse.
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
Competition; Staffing and Labor Trends—Our operations are dependent on the availability, efforts, abilities and experience of management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, among others. We have always competed with other healthcare providers in recruiting and retaining qualified employees; however, over the past several years, our industry has faced considerable workforce challenges. Like other hospital companies, we continue to experience shortages of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. The COVID‑19 pandemic exacerbated these shortages – and, thereby, competition for qualified candidates – as more employees chose to retire early, leave the workforce or take travel assignments. In addition, in some areas, the increased demand for care of patients with respiratory viruses at our facilities, as well as the direct impact of illnesses on physicians, employees and their families, have put a strain on our resources and staff.

We also depend on the available labor pool of semi-skilled and unskilled workers in the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees. Furthermore, we expect that state-mandated minimum wage increases in California will result in an increase in compensation costs for certain of our employees and vendors beginning in 2024.
As a result of the aforementioned challenges, as well as inflationary pressures, we have been, and we may continue to be, required to enhance wages and benefits to recruit and retain experienced employees, pay premiums above standard compensation for essential workers, or hire more expensive temporary or contract employees, which we also compete with other healthcare providers to secure. We have also made greater investments in education and training for newly licensed medical support personnel. We continue to work within our communities to increase access to healthcare programs and careers, including at our Baptist School of Health Professions in San Antonio and through our nationwide nursing extern and immersion program, which provides students with relevant hands-on training prior to graduation. Through these efforts, we have reduced onboarding and training time of some of our new nurses, and we have reduced certain of our expenses related to new-hire training.
Union Activity and Labor Relations—At December 31, 2023, approximately 23% of the employees in our Hospital Operations segment were represented by labor unions. None of the employees in our Ambulatory Care segment belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 33 of our hospitals, the majority of which are in California, Florida and Michigan. Organizing activities by labor unions could increase our level of union representation in future periods, which could impact our labor costs.
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
ESG Report—Additional information regarding our approach to (1) diversity and inclusion efforts, (2) compensation, benefits, and education and development opportunities for employees, and (3) employee health and safety, among other topics, can be found in our most recent ESG Report, which is available on our website. The information found on our website, including the information in our ESG Reports, is not incorporated by reference into nor part of this or any other report or document we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”).
COMPETITION
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
The existence or absence of state laws that require findings of need for construction and expansion of healthcare facilities or services (as described in the Healthcare Regulation and Licensing – Certificate of Need Requirements subsection below) may also impact competition. In recent years, the number of freestanding specialty hospitals, surgery centers, EDs, imaging centers and UCCs in the geographic areas where we operate has increased significantly. Some of these facilities are physician‑owned. Moreover, we expect to encounter additional competition from system‑affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in certain regions in the future.
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
Our strategies are designed to help our hospitals and outpatient facilities remain competitive, to attract and retain an appropriate number of physicians of distinction in various specialties, as well as skilled clinical personnel and other healthcare professionals, and to increase patient volumes. To that end, we have made significant investments in equipment, technology, education and operational strategies designed to improve clinical quality at all of our facilities. In addition, we continually collaborate with physicians to implement the most current evidence‑based medicine techniques to improve the way we provide care, while using labor management tools and supply‑chain initiatives to reduce variable costs. Moreover, we participate in various value‑based programs to improve quality and cost of care. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in more appropriate lengths of stay, as well as reductions in readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effects of: (1) reducing costs; (2) increasing payments from Medicare and certain managed care payers for our services as governmental and private payers continue to move to pay‑for‑performance models, and the commercial market continues to move to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others; and (3) increasing physician and patient satisfaction, which may improve our volumes. Other competing health systems may implement similar strategies.
In addition, we have significantly increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, increased predictability and efficiency for physicians, and (for most services) lower costs for payers than would be incurred with a hospital visit. We believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service and participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, among other strategies, will help us address competitive challenges.
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
The market for our revenue cycle management services is also competitive. To be successful, we must respond more quickly and effectively than our competitors to new or changing opportunities, technologies, standards, regulations and client requirements.
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
HEALTHCARE REFORM
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The initial expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions, along with reductions in Medicare and Medicaid reimbursement to healthcare providers, including us. Of the nine states in which we operate hospitals, four have taken action in accordance with the Affordable Care Act to expand their Medicaid programs; however, over half of our licensed beds at December 31, 2023 were located in five states, namely Alabama, Florida, South Carolina, Tennessee and Texas, that have not expanded Medicaid under the law.
More recent healthcare-related reform efforts at the federal and state levels include initiatives, requirements and proposals that could have a positive effect on our business, as well as others that may increase our operating costs, negatively impact our case mix, adversely affect the reimbursement we receive for our services or require us to expend resources to modify certain aspects of our operations. Moreover, some current reforms could impact our competitive position, as well as our relationships with insurers and patients, including:
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
•the Stark law, which generally restricts physician referrals of Medicare or Medicaid patients to entities the physician or an immediate family member has a financial relationship with, regardless of any intent to violate the law, unless one of several exceptions applies; and

•the Civil Monetary Penalties Law, which authorizes the Secretary of the U.S. Department of Health and Human Services (“HHS”) to impose civil penalties for various forms of fraud and abuse involving the Medicare and Medicaid programs.
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
Application to Our Operations—We regularly enter into financial arrangements with physicians and other providers in a manner we believe complies with the Anti‑kickback Statute, the Stark law, and other applicable antifraud and abuse laws. At December 31, 2023, the majority of the surgical hospitals and ASCs in our Ambulatory Care segment were owned by joint ventures with physicians and/or health systems. In addition, we have contracts with physicians and non‑physician referral sources providing for a variety of financial arrangements, including employment agreements, leases and professional service contracts, such as medical director agreements. We also provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs.
As described below, the primary focus of our quality, compliance and ethics program is compliance with the requirements of Medicare, Medicaid and other federally funded healthcare programs. However, if our arrangements are found to fail to comply with applicable antifraud and abuse laws, our operations could be adversely affected. In addition, any determination by a federal or state agency or court that we or one of our subsidiaries has violated any of these laws could give certain of our joint venture partners or business process solutions clients a right to terminate their relationships with us. Moreover, any violations by and resulting penalties or exclusions imposed upon USPI’s joint venture partners could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.
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
HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of protected health information (“PHI”) and sets forth the rights of patients to understand and control how their information is used and disclosed. We have developed an expansive set of policies and procedures in our efforts to comply with HIPAA, and similar state privacy laws, under the guidance of our ethics and compliance department. Our compliance officers and information security officers are responsible for implementing and monitoring enterprise‑wide compliance with our HIPAA privacy and security policies and procedures. We have also created an internal web‑based HIPAA training program, which is mandatory for all employees.
Under HIPAA, we are required to report breaches of unsecured PHI to affected individuals without unreasonable delay, but not longer than 60 days following discovery of the breach. We are also required to notify HHS and, in certain situations involving large breaches, the media. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless it can be established that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify the applicable state agency and affected individuals in the event of a data breach involving personally identifiable information (“PII”).
Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a company to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. In addition, various states have enacted, and other states are considering, new laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, are subject to amendments, changing requirements and updates to regulators’ enforcement priorities, may require us to modify our data processing practices and policies, may require us to incur substantial costs and expenses to comply, and may subject our business to a risk of increased potential liability. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation.
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
Failure to obtain necessary state approval can result in the inability to expand facilities, add services, acquire a facility or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where they are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position. In those states that do not have certificate of need requirements or that do not require review of healthcare capital expenditure amounts below a relatively high threshold, competition in the form of new services, facilities and capital spending may be more prevalent.
ENVIRONMENTAL MATTERS
Our healthcare operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be discarded in compliance with statutes and regulations that vary from state to state. In addition, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. Moreover, we could be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located.
At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2023.
Additional information regarding our approach to environmental matters can be found in our most recent ESG Report, which is available on our website. The information found on our website, including the information in our ESG Reports, is not incorporated by reference into nor part of this or any other report or document we file with or furnish to the SEC.
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
Antitrust enforcement in the healthcare industry is a priority of the U.S. Federal Trade Commission (“FTC”) and analogous state regulatory agencies. In recent years, the FTC has filed multiple administrative complaints and public comments challenging hospital transactions in several states. The FTC has focused its enforcement efforts on preventing hospital mergers that may, in the government’s view, leave insufficient local options for patient services, which could result in increased costs to consumers. In December 2023, John Muir announced it no longer intended to pursue its proposed acquisition of our 51% ownership interest in San Ramon Regional Medical Center and certain related operations after the FTC took action to challenge the transaction. In addition to hospital merger enforcement, the FTC has given increased attention to the effect of combinations involving other healthcare providers, including physician practices, as well as to the use of restrictive covenants that limit the ability of employees and others to engage in certain competitive activities. The FTC has also entered into numerous consent decrees in the past several years settling allegations of price‑fixing among providers. Moreover, a number of states have recently enacted antitrust laws requiring state agency notification and review of proposed healthcare industry transactions that are below federal reporting thresholds. The potential impact and future enforcement of these recently enacted laws remain uncertain.
LAWS AND REGULATIONS AFFECTING REVENUE CYCLE MANAGEMENT SERVICES
Conifer is subject to civil and criminal statutes and regulations governing consumer finance, medical billing, coding, collections and other operations. In connection with these laws and regulations, Conifer has been and may continue to be party to various lawsuits, claims, and federal and state regulatory investigations from time to time. Some of these actions may involve large demands, as well as substantial defense costs. We cannot predict the outcome of current or future legal actions against Conifer or the effect that judgments, penalties or settlements in such matters may have.
The federal Fair Debt Collection Practices Act (“FDCPA”) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of the accounts receivable handled by Conifer’s third‑party debt collection vendors are subject to the FDCPA, which establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. We audit and monitor our vendors for compliance, but there can be no assurance that such audits and monitoring will detect all instances of potential non‑compliance.
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
Conifer is also subject to both federal and state regulatory agencies who have the authority to investigate consumer complaints relating to unfair, deceptive and abusive acts and practices, as well as a variety of consumer protection laws, including but not limited to the Telephone Consumer Protection Act and all applicable state equivalents. These agencies may initiate enforcement actions, including actions to seek restitution and monetary penalties from, or to require changes in business practices of, regulated entities. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.
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
COMPLIANCE AND ETHICS
General—Our ethics and compliance department maintains our values‑based ethics and compliance program, which is designed to: (1) help staff in our corporate and USPI offices, hospitals, outpatient centers and physician practices meet or exceed applicable standards established by federal and state statutes and regulations, as well as industry practice; (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Code of Conduct; and (3) provide a channel for employees to make confidential ethics and compliance‑related reports anonymously if they choose. The ethics and compliance department operates independently – it has its own operating budget; it has the authority to hire outside counsel, access any company document and interview any of our personnel; and our chief compliance officer reports directly to our chief executive officer, as well as to the quality, compliance and ethics committee of our board of directors.
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
As part of the program, we provide compliance training at least annually to every employee and officer, as well as our board of directors and certain physicians and contractors. All such persons are required to report incidents that they believe in good faith may be in violation of the Code of Conduct or our policies, and all are encouraged to contact our Ethics Action Line when they have questions about any aspect of our Code of Conduct or any ethics concerns. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and any individual who makes a report has the option to remain anonymous. Incidents of alleged financial improprieties reported to the Ethics Action Line or the ethics and compliance department are communicated to the audit committee of our board of directors. Reported cases that involve a possible violation of the law or regulatory policies and procedures are referred to the ethics and compliance department for investigation, although certain matters may be referred to the law or human resources department. Retaliation against anyone in connection with reporting ethical concerns is considered a serious violation of our Code of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.
Availability of Documents—The full text of our Quality, Compliance and Ethics Program Charter, our Code of Conduct, and a number of our ethics and compliance policies and procedures are published on our website, at www.tenethealth.com, under the “Our Commitment to Compliance” caption in the “About” section. Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed at the same location as the Code of Conduct on our website.
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
In addition to the reserves recorded by our captive insurance subsidiaries, we maintain reserves, including reserves for incurred but not reported claims, for our self‑insured professional liability retentions and claims in excess of the policies’ aggregate limits, based on modeled estimates of losses and related expenses. Also, we provide standby letters of credit to some of our insurers, which can be drawn upon under certain circumstances, to collateralize the deductible and self‑insured retentions under a select number of our professional and general liability insurance programs.
We also purchase property, cyber-liability and other insurance coverage from third parties. Our commercial insurance does not cover all claims against us and may not offset the financial impact of a material loss event. Moreover, commercial insurance may not continue to be available at a reasonable cost for us to maintain at adequate levels. The rise in the number and severity of hurricanes, wildfires, tornadoes and other weather events, whether or not precipitated by climate change, has created increased risk that is expected to lead to a rise in insurance premiums and reductions in coverage for property owners in the future. In addition, the risk of ransomware attacks, breaches or other disruptions to information technology systems is elevated in the current environment, which has caused an increase in cyber premiums and lower coverage limits. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our hospital operations and involved the exfiltration of certain confidential company and patient information. We incurred significant costs to remediate the issues, sustained lost revenues from the associated business interruption and incurred other related expenses, and we have filed a claim that may exhaust our policy limits. For further information regarding our insurance coverage, see Note 16 to our Consolidated Financial Statements.
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
FORWARD-LOOKING STATEMENTS
This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward‑looking statements, including (but not limited to) disclosures regarding (1) our future earnings, financial position, and operational and strategic initiatives, (2) developments in the healthcare industry, and (3) the anticipated impacts of economic and public health conditions on our business. Forward‑looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward‑looking statements. Such factors include, but are not limited to, the following:
•Our ability to enter into or renew managed care provider arrangements on acceptable terms; changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements; and the impact of the industry trends toward value‑based purchasing and alternative payment models;
•The impacts on our business from the enactment of, or changes in, statutes and regulations affecting the healthcare industry generally; and regulatory developments, including reductions to Medicare and Medicaid payment rates or changes in reimbursement practices or to Medicaid supplemental payment programs;
•Our success in recruiting and retaining physicians, nurses and other healthcare professionals;
•The effect of competition generally, and clinical and price transparency regulations, on our business;
•The timing, outcome and impact of: government investigations and litigation; changes in federal tax laws, regulations and policies; and future tax audits, disputes and litigation associated with our tax positions;
•The future course and impact of COVID-19, or the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease, on our operations, financial condition and liquidity;
•Security threats, catastrophic events and other disruptions that affect our information technology and related information systems and confidential business data;
•Our ability to achieve operating and financial targets, attain expected levels of patient volumes, and identify and execute on measures designed to save or control costs or streamline operations;
•Operational and other risks associated with acquisitions, divestitures and joint venture arrangements, including the integration of newly acquired businesses and the risk that transactions may not receive necessary government clearances;
•The impact of our significant indebtedness; the availability and terms of capital to refinance existing debt, fund our operations and expand our business; and our ability to comply with our debt covenants and, over time, reduce leverage;
•The effect that inflation, consumer behavior and other economic factors have on our volumes and our ability to collect outstanding receivables on a timely basis, among other things; and increases in the amount of uninsured accounts, as well as deductibles, co‑insurance amounts and co‑pays for insured accounts; and
•Other factors and risks referenced in this report and our other public filings.
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
Our ability to enter into, maintain and renew favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans, as well as add new facilities to our existing agreements at contracted rates, significantly affects our revenues and operating results. For the year ended December 31, 2023, approximately 70%, or $10.248 billion, of our net patient service revenues for the hospitals and related outpatient facilities in our Hospital Operations segment was attributable to managed care payers, including Medicare and Medicaid managed care programs. Moreover, in 2023, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 86% higher than our aggregate yield on a per‑admission basis from government payers, including Medicare and Medicaid managed care programs.
The ongoing trend toward consolidation among non‑government payers tends to increase their bargaining power over contract terms. Generally, we compete for these contracts on the basis of price, market reputation, geographic location, quality and range of services, caliber of the medical staff and convenience. Our contracts with managed care payers require us to comply with a number of terms related to the provision of and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to managed care payer cost controls and reimbursement policies, or comply with the terms of our contracts, the payments we receive for our services may be reduced. Also, we are increasingly experiencing payment denials from managed care payers, both prospectively and retroactively.
We currently have thousands of managed care contracts with various HMOs and PPOs; however, our top 10 managed care payers generated 65% of our managed care net patient service revenues for the year ended December 31, 2023. Because of this concentration, we may experience a short‑ or long‑term adverse effect on our net operating revenues if we cannot renew, replace or otherwise mitigate the impact of expired contracts with significant payers. Furthermore, material payment delays and disputes between us and significant managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows. At December 31, 2023, 68% of our Hospital Operations segment’s net accounts receivable was due from managed care payers.
Private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs, such as HMOs and PPOs. Any negotiated discount programs we agree to generally limit our ability to increase reimbursement rates to offset increasing costs. In addition, enrollment of individuals in high-deductible health plans has increased over the last decade. In comparison to traditional health plans, these plans have higher co-pays and deductibles due from patients, which subjects us to increased collection risk. Moreover, high-deductible health plans may exclude our hospitals and employed physicians from coverage.
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
Future changes in healthcare laws generally, and the Medicare and Medicaid programs or other government healthcare programs specifically, including reductions in scale and scope, could have an adverse effect on our business.
We cannot predict whether or how the Affordable Care Act may be modified, amended or implemented in the future, and we are also unable to predict the impacts on our business from the enactment of, or changes in, other statutes and regulations affecting the healthcare industry generally. Some initiatives, requirements and proposals could increase our operating costs, negatively impact our patient volumes, case mix and revenue mix, adversely affect the reimbursement we receive for our services or require us to expend resources to modify certain aspects of our operations. Moreover, some current reforms could impact our competitive position, as well as our relationships with insurers and patients, including the No Surprises Act and CMS’ rules relating to hospital price transparency.

We are also unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
For the year ended December 31, 2023, approximately 16% and 8% of our net patient service revenues for the hospitals and related outpatient facilities in our Hospital Operations segment were from the Medicare program and various state Medicaid programs, respectively, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to:
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
Several states in which we operate continue to face budgetary challenges that have resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states where we operate have adopted supplemental payment programs under the Social Security Act. Continuing pressure on state budgets and other factors, including legislative and regulatory changes, could result in future reductions to Medicaid payments, payment delays or changes to Medicaid supplemental payment programs that could negatively impact our financial condition, results of operations or cash flows. Federal government denials or delayed approvals of waiver applications or extension requests by the states where we operate could also materially impact our Medicaid funding levels.
Because we cannot predict what actions the federal government or the states may take under existing or future legislation and/or regulatory changes to address budget gaps, deficits, Medicaid expansion, Medicaid eligibility redeterminations, provider fee programs, state‑directed payment programs or Medicaid Section 1115 waivers, we are unable to assess the effect that any such legislation or regulatory action might have on our business; however, the overall impact on our future financial position, results of operations or cash flows could be material.
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
We compete with system‑affiliated hospitals and healthcare companies, as well as health insurers and private equity companies, in recruiting physicians, acquiring physician practices and, where permitted by law, employing physicians. In 2023, we continued to experience challenges in recruiting and retaining physicians. In some of the regions where we operate, physician recruitment and retention are affected by a shortage of qualified physicians in certain higher-demand clinical service lines and specialties. Furthermore, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the federal Anti‑kickback Statute and Stark law, as well as other applicable antifraud and abuse laws and regulations. All arrangements with physicians must also be fair market value and commercially reasonable. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment, and facilities that meet the needs of those physicians and their patients, physicians may choose not to refer patients to our facilities, admissions and outpatient visits may decrease, and our operating performance may decline.
Our labor costs have been, and we expect will continue to be, adversely affected by competition for staffing, the shortage of experienced nurses and other healthcare professionals, and labor union activity.
Our operations are dependent on the availability, efforts, abilities and experience of management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, among others. We have always competed with other healthcare providers in recruiting and retaining qualified employees; however, over the past several years, our industry has faced considerable workforce challenges. Like other hospital companies, we continue to experience shortages of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. The COVID‑19 pandemic exacerbated these shortages – and, thereby, competition for qualified candidates – as more employees chose to retire early, leave the workforce or take travel assignments. In addition, in some areas, the increased demand for care of patients with respiratory viruses at our facilities, as well as the direct impact of illnesses on physicians, employees and their families, have put a strain on our resources and staff.
We also depend on the available labor pool of semi‑skilled and unskilled workers in the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees. Furthermore, we expect that state-mandated minimum wage increases in California will result in an increase in compensation costs for certain of our employees and vendors beginning in 2024. State‑mandated nurse‑staffing ratios in California affect not only our labor costs, but they also cause us to limit admissions if we do not have the necessary number of nurses available to meet the required ratios, which has a corresponding adverse effect on our revenues. If other states adopt similarly restrictive staffing laws, these impacts would be compounded and could be material.
As a result of the aforementioned challenges, we have been, and we may continue to be, required to enhance wages and benefits to recruit and retain experienced employees, pay premiums above standard compensation for essential workers, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees, which we also compete with other healthcare providers to secure. In addition, we expect that inflationary pressures, which we are unable to predict or control, will continue to impact our salaries, wages, benefits and other costs.
Increased labor union activity is another factor that can adversely affect our labor costs. At December 31, 2023, approximately 23% of the employees in our Hospital Operations segment were represented by labor unions. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 33 of our hospitals, the majority of which are in California, Florida and Michigan. Organizing activities by labor unions could increase our level of union representation in future periods. When we are negotiating collective bargaining agreements with unions (whether such agreements are renewals or first contracts), work stoppages and strikes may be threatened or occur. Extended strikes have had, and could in the future have, an adverse effect on our patient volumes, net operating revenues and labor costs at individual hospitals or in local markets.
For the reasons stated above, our failure to successfully recruit qualified employees, manage attrition, avoid labor disruptions, control costs and plan for future labor needs could have a material adverse effect on our ability to treat patients and our overall business, financial condition, results of operations or cash flows.
Our hospitals, outpatient centers and other healthcare businesses operate in competitive environments, and this competition can adversely affect our operations.
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
Some of the hospitals that compete with our hospitals are owned by tax‑supported government agencies, and many others are owned by not‑for‑profit organizations that may have financial advantages not available to our facilities, including (1) support through endowments, charitable contributions and tax revenues, (2) access to tax‑exempt financing, and (3) exemptions from sales, property and income taxes. In addition, in certain areas where we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. The existence or absence of state laws that require findings of need for construction and expansion of healthcare facilities or services may also impact competition. In recent years, the number of freestanding specialty hospitals, surgery centers, EDs, imaging centers and UCCs in the geographic areas where we operate has increased significantly. Some of these facilities are physician‑owned.
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
If our healthcare competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in patient volumes.
The market for our revenue cycle management services is also competitive. To be successful, we must respond more quickly and effectively than our competitors to new or changing opportunities, technologies, standards, regulations and client requirements. There can be no assurance that we will be successful in generating new client relationships or maintaining existing relationships on favorable terms.
We cannot predict the future course and impacts of COVID-19, or the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease, on our operations, financial condition and liquidity.
New variants or future surges of COVID‑19, or the emergence or outbreak of another infectious disease, could adversely impact our patient volumes, service mix, revenue mix, operating expenses and net operating revenues in some markets or broadly across our enterprise, depending on how widespread the illness becomes. As previously experienced during the COVID-19 pandemic, we could experience spikes in admissions at our hospitals, which may put a strain on our resources and personnel, and increased case cancellations in our Ambulatory Care segment. We have been required, and we may in the future be required, to temporarily reduce overall operating capacity or suspend certain services at individual facilities due to staffing constraints and other infectious disease-related factors.
Further, COVID‑19 surges, outbreaks of new variants and future pandemics, epidemics or outbreaks could exacerbate existing workforce shortages, result in significant price increases in medical supplies, particularly for personal protective equipment, and worsen supply shortages and delays, all of which may impact our ability to see, admit and treat patients.
In general, the future course and impacts of COVID-19, or the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease, on our operational and financial performance is uncertain and will depend on many factors outside of our control, including, among others: the duration, severity and trajectory of the illness, including the possible spread of potentially more contagious and/or virulent forms of the infection; future economic conditions, as well as the impact of government actions and administrative regulations on the hospital industry and broader economy, including through stimulus efforts; the development, availability and widespread use of effective medical treatments and vaccines; the imposition of public safety measures; the volume of canceled or rescheduled procedures at our facilities; and the volume of affected patients across our care network.
Our business could be significantly and negatively impacted by security threats, catastrophic events and other disruptions affecting our information technology and related information systems and confidential business data.
Our information technology systems are critical to the day‑to‑day operation of our business. We rely on our information technology to process, transmit and store clinical, financial and operational data that includes PHI, PII, and proprietary and confidential business data. We utilize electronic health records (“EHRs”) and other information technology in connection with all of our operations, including our billing and other financial systems, supply chain and labor management tools. Our systems, in turn, interface with and rely on third‑party systems that we do not control, including medical devices and other processes supporting the interoperability of healthcare infrastructures. We rely on these third‑party providers to have appropriate controls to protect our systems, confidential information and other sensitive or regulated data. While we seek to obtain assurances that third parties will protect our information and business operations, there is a risk the security of data held by such third parties could be breached or that systems are rendered unavailable causing direct business operations impacts.
The information technology and infrastructure we use, the third‑party systems we interact with and the suppliers we use, have been, and will likely continue to be, subject to cyber attacks, computer viruses or breaches due to malfeasance or employee error. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our hospital operations and involved the exfiltration of certain confidential company and patient information. Threat actors continue to proliferate, adapt and devote significant effort to attacking the information systems and electronically transmitted and stored data of healthcare providers and related entities. The risk of cyber attack (including ransomware attack), breach or other disruption to healthcare systems, including ours, remains elevated in the current environment.
Attacks on, or breaches or other disruptions to, our information technology assets or those of third parties that we rely upon could impact the integrity, security or availability of data we process, transmit or store and could impact our operations, as well as patient PHI and customer PII. The preventive actions we take to reduce the risk of such incidents and protect our information technology and data may not be sufficient. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures. We continue to be required to expend significant additional resources to modify and strengthen our security measures, investigate and respond to cybersecurity incidents, remediate any vulnerabilities in our information systems and infrastructure, and invest in new technology designed to mitigate security risks. Our insurance against cybersecurity risks and cyber attacks may not provide the coverage we anticipate or offset the financial impact of a material loss event. In addition, the occurrence of cybersecurity incidents and the continued and elevated risk of attacks (including ransomware), system and data breaches, and other disruptions to information technology systems in the current environment has caused increases in our cyber premiums and lower coverage limits.
Third parties to whom we outsource certain of our functions, that are part of our supply chain or with whom our systems interface and who may, in some instances, store our sensitive and confidential data, are also subject to the risks outlined above and may not have or use controls effective to protect such information. An attack, breach or other system disruption affecting any of these third parties could similarly harm our business. Further, successful cyber attacks at other healthcare services companies, whether or not we are impacted, could lead to a general loss of consumer confidence in our industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures or of the healthcare industry in general, which could result in reduced use of our services.
Our networks and technology systems have also experienced disruption due to planned events, such as system implementations, upgrades, and other maintenance and improvements, and they are subject to disruption in the future for similar events, as well as catastrophic events, including a major earthquake, fire, hurricane, telecommunications failure, terrorist attack or the like.
Any ransomware attack, breach, system interruption or unavailability of our information systems or of third-party systems with access to our data could result in: the unauthorized disclosure, misuse, loss or corruption of such data; interruptions and delays in our normal business operations (including the collection of revenues); patient harm; potential liability under privacy, security, consumer protection or other applicable laws; regulatory penalties; ransomware payments; and negative publicity and damage to our reputation. Any of these could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We are subject to operational cybersecurity risks that could materially impact our business.
Because we operate an expansive, nationwide healthcare delivery network, changes to our information systems often take months or years to implement, are costly and, in some circumstances, are not compatible with other applications and devices in use. In addition, when we acquire facilities, physician practices and other operations, it takes time and resources to assess the security in place, and then implement and integrate our security practices at the acquired businesses. As a result, we operate these businesses for a period of time with their existing security programs, which may include deficiencies or vulnerabilities. We must prioritize changes and improvements to be made, and we may not be successful identifying gaps or developing alternative methods to secure our systems and data. If we are not successful, we may be more vulnerable to cybersecurity incidents that could have a material impact on our results of operations and financial condition. Moreover, not all standard cybersecurity tools and solutions we use are employed at all locations, as expansion of tool and solution use is based on numerous factors. There is no guarantee that we will employ the right tools and solutions at each location or that the expansion of certain tools and solutions will be successful.
Machine learning and artificial intelligence (“AI”) are increasingly driving innovations in technology, and some of our facilities employ robotics, clinical diagnostic AI tools and similar systems. If these technologies or applications fail to operate as anticipated or do not perform as specified, including due to potential design defects and defects in the development of algorithms or other technologies, human error or otherwise, we may be subject to liability and reputational harm. If we are unable to successfully maintain, enhance or operate our information systems, including through the implementation of such technologies or applications in our operations, we may be, among other things, unable to efficiently adapt to evolving laws and requirements, unable to remain competitive with others who successfully implement and advance this technology, and our patients’ safety may be adversely impacted, any of which could have a material adverse impact on our overall business, financial condition, results of operations or cash flows.
The industry trends toward value-based purchasing and alternative payment models may negatively impact our revenues.
Value‑based purchasing and alternative payment model initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care are increasingly affecting the results of operations of our hospitals and other healthcare facilities, and may negatively impact our revenues if we are unable to meet expected quality standards. Medicare requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically; each year, CMS updates these measures through refinement or removal of existing measures and the addition of new measures. Moreover, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. The COVID‑19 pandemic was a disruptive force for CMS’ quality measurement programs; as a result, we expect there will continue to be volatility with respect to readmission penalties in the near term. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital‑acquired conditions (“HACs”), unless the conditions were present at admission. Hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year receive reduced Medicare reimbursements. In addition, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider‑preventable conditions.
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
There are also trends among private payers toward value‑based purchasing and alternative payment models for healthcare services. Many large commercial payers expect hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. Value‑based purchasing programs, including programs that condition reimbursement on patient outcome measures, may become more common and may involve a higher percentage of reimbursement amounts.
We are unable at this time to predict how the industry trends toward value‑based purchasing and alternative payment models will affect our future results of operations, but they could negatively impact our revenues, particularly if we are unable to meet the quality and cost standards established by both governmental and private payers.
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
As noted, the healthcare industry continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local healthcare legislation, regulation or enforcement efforts. Further changes in the regulatory framework negatively affecting healthcare providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Violations of existing consumer protection regulations or failure to comply with new or changed regulations could harm our revenue cycle management services business.
Conifer is subject to numerous federal, state and local consumer protection and other laws governing such topics as privacy, financial services, and billing and collections activities. Regulations related to such laws are subject to changing interpretations that may be inconsistent among different jurisdictions. In addition, a regulatory determination made by, or a settlement or consent decree entered into with, one regulatory agency may not be binding upon, or preclude, investigations or regulatory actions by other agencies. Conifer’s failure to comply with applicable consumer protection and other laws could result in, among other things, the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), the imposition of fines or refunds, and other civil and criminal penalties, some of which could be significant in the case of knowing or reckless violations. In addition, Conifer’s failure to comply with the statutes and regulations applicable to it could result in a reduced demand for services, invalidate all or portions of some services agreements with clients, give clients the right to terminate services agreements or give rise to contractual liabilities, among other things, any of which could have a material adverse effect on our business. Furthermore, if Conifer becomes subject to fines or other penalties, it could harm Conifer’s reputation, thereby making it more difficult to retain existing clients or attract new clients.
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
Adverse financial trends affecting our actual or anticipated results may require us to record impairment and restructuring charges that may negatively impact our results of operations.
As a result of factors that have negatively affected our industry generally and our business specifically, we have been, and in the future expect to be, required to record various charges in our results of operations. During the year ended December 31, 2023, we recorded $43 million of impairment charges and $79 million of restructuring charges. Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve each facility’s most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long‑lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material. We believe significant factors that contribute to adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could negatively impact our results of operations.
Inflation, consumer behavior and other economic factors have had, and may continue to have, an adverse impact on our volumes and our ability to collect outstanding receivables on a timely basis, among other things.
Our business has been impacted by the rise in inflation and its effects on salaries, wages and benefits, as well as other costs. Additional economic factors, including unemployment rates and consumer spending, affect our patient volumes, service mix and revenue mix. Business closings and layoffs in the areas where we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services. Any significant deterioration in the collectability of patient accounts receivable could adversely affect our cash flows and results of operations.
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
We have completed a number of acquisitions in recent years, and we expect to pursue additional transactions in the future. A key business strategy for USPI, in particular, is the acquisition and development of facilities, primarily through the formation of joint ventures with physicians and health system partners. With respect to planned or future transactions, we cannot provide any assurances that we will be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve synergies or other benefits in a timely manner or at all. Furthermore, companies or operations we acquire may not be profitable or may not achieve the profitability that justifies the investments made. Businesses we acquire may also have pre‑existing unknown or contingent liabilities, including liabilities for failure to comply with applicable healthcare regulations. These liabilities could be significant, and, if we are unable to exclude them from the acquisition transaction or successfully obtain and pursue indemnification from a third party or insurance proceeds, they could harm our business and financial condition. In addition, we may be unable to timely and effectively integrate ASCs, physician practices and other businesses that we acquire with our ongoing operations, or we may experience delays implementing operating procedures, personnel and systems, which could impact the financial performance of the acquired business. Significant acquisitions have required, and may in the future require, a substantial investment of time and resources across our enterprise; these efforts may affect management focus and impact our ability to properly prioritize and successfully execute on our other strategic initiatives. Moreover, future acquisitions could result in the incurrence of additional debt and contingent liabilities, potentially dilutive issuances of equity securities, and increased operating expenses, any of which could adversely affect our results of operations and financial condition.
We cannot provide any assurances that we will be successful in divesting assets we wish to sell.
From time to time, we pursue opportunities to refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash flow generation and reduce our debt, among other things. We also periodically exit service lines and businesses that are no longer a core part of our long‑term growth and synergy strategies. We cannot provide any assurances that completed, planned or future divestitures or other strategic transactions will achieve their business goals or the benefits we expect.
We have in the past, and may in the future, fail to obtain applicable regulatory approvals, including FTC clearances, with respect to planned divestitures of assets or businesses. Most recently, in December 2023, John Muir announced it no longer intended to pursue its proposed acquisition of our 51% ownership interest in San Ramon Regional Medical Center and certain related operations after the FTC took action to challenge the transaction. Moreover, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre‑closing liabilities, recognize impairment charges (as discussed above) or agree to contractual restrictions that limit our ability to reenter a particular market, which may be material. Many of our hospital divestitures also necessitate us entering into a transition services agreement with the buyer for information technology and other related services. As a consequence, we may be exposed to the financial status of the buyer for any payments under such transition services agreements or for transferred contractual liabilities, which could be significant. Our divestitures also include the assignment of contracts, such as leases, to the buyers; in many cases, we continue to be exposed to liabilities under such arrangements if the buyers do not timely pay the obligations.
Furthermore, our divestiture and other corporate development activities may present financial and operational risks, including (1) the diversion of management attention from existing core businesses, (2) adverse effects (including a deterioration in the related asset or business) from the announcement of the planned or potential transaction, and (3) the challenges associated with separating personnel and financial and other systems.
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
•Our joint venture partners may have competing interests in our markets that could create conflict of interest issues, which could impact the sustainability of our relationships.
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
At December 31, 2023, we had approximately $15.002 billion of total long‑term debt, as well as $111 million in standby letters of credit outstanding in the aggregate under our senior secured revolving credit facility (as amended, “Credit Agreement”) and our letter of credit facility agreement (as amended, “LC Facility”). Our Credit Agreement is collateralized by eligible inventory and patient accounts receivable, including receivables for Medicaid supplemental payments, of substantially all of our wholly owned acute care and specialty hospitals, and our LC Facility is guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal‑ranking basis with our existing senior secured notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities, depending on our needs and financing alternatives available at that time.
The interest expense associated with our indebtedness offsets a substantial portion of our operating income. During 2023, our interest expense was $901 million and represented 36% of our $2.510 billion of operating income. As a result, relatively small percentage changes in our operating income can result in a relatively large percentage change in our net income and earnings per share, both positively and negatively. In addition:
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
Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors that may be beyond our control. There can be no assurance that we will be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
In addition, our ability to meet our debt service obligations is dependent upon the operating results of our subsidiaries and their ability to pay dividends or make other payments or advances to us. We hold most of our assets at, and conduct substantially all of our operations through, direct and indirect subsidiaries. Moreover, we rely on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including payment on our outstanding debt. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. Subsidiaries that are not wholly owned may also be subject to restrictions on their ability to distribute cash to us in their financing or other agreements and, as a result, we may not be able to access their cash flows to service their respective debt obligations.

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
These restrictions are subject to a number of important exceptions and qualifications. In addition, under certain circumstances, the terms of our Credit Agreement require us to maintain a financial ratio relating to our ability to satisfy certain fixed expenses, including interest payments. Our ability to meet this financial ratio and the aforementioned restrictive covenants may be affected by events beyond our control, and there can be no assurance that we will meet those tests. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, a breach of any of these covenants could cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately. Under these conditions, we are not certain whether we would have, or be able to obtain, sufficient funds to make accelerated payments.
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
Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.500 billion, with a $200 million subfacility for standby letters of credit. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At December 31, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had $111 million of standby letters of credit outstanding in the aggregate under the Credit Agreement and the LC Facility. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at December 31, 2023. If new indebtedness is added or our leverage increases, the related risks that we now face could intensify.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
RISK MANAGEMENT AND STRATEGY
We identify and assess areas of risk for our company on an ongoing basis, and we have developed, and regularly refine, comprehensive practices to manage and mitigate existing and potential risks to our business. Our board of directors oversees enterprise risk management as an integral and continuous part of its oversight role. Integrated into our overall enterprise risk management framework are processes dedicated to the identification, assessment and management of material risks from cybersecurity threats. Our approach to cybersecurity risk management is both proactive and defensive, and includes the following elements:
•a team dedicated solely to cybersecurity and managed by our chief information security officer (“CISO”), who reports directly to our chief information officer (“CIO”);
•an information technology request review process that includes cybersecurity assessments of third-party products and systems proposed to connect to our information systems environment or access our data; and
•a cybersecurity incident response plan.
Cybersecurity Team and Strategy—Our cybersecurity team, which includes both our employees and those of our managed services provider, is comprised of subgroups focused on distinct functional areas of responsibility. The team maintains a Security Operations Center, staffed 24 hours a day, that delivers day-to-day execution support for our cybersecurity risk management program.
We leverage a multi-layered strategy that is designed to assess, identify, manage and mitigate risks to our systems and data from cybersecurity threats. Proactively, we have implemented numerous threat‑management tools and processes. In addition, we have disaster recovery and business continuity plans that are tested and updated periodically. We strive to stay abreast of cybersecurity threats through integrated threat intelligence feeds, industry and federal threat notices, and participation in healthcare industry intelligence sharing. We also conduct table-top exercises, which serve to simulate cybersecurity incidents to practice response and identify gaps, on a regular basis. Our internal audit team performs random sampling audits of security practices at our facilities, and we routinely perform security risk assessments.
We also require all employees to participate in cybersecurity awareness training annually, and we circulate cybersecurity awareness alerts, safety tips and newsletters to employees across the enterprise regularly. In addition, we routinely run phishing campaigns and perform other tests to increase awareness of cybersecurity threats.
Third-Party Review Processes—Our business requires interaction of our systems and the sharing of data with third parties, including our service providers and vendors, as well as other healthcare providers and their vendors, that present risks to our systems and data from third-party systems and practices. Incidents and cybersecurity attacks at third parties can impact our operations and our obligations to patients, payers and others. We manage this risk through an information technology review and approval process that considers the anticipated use and implementation of proposed technologies, and includes cybersecurity team assessments of third-party products and systems proposed to connect to our information systems environment or access our data. A subgroup of our cybersecurity team is dedicated to risk-assessment analyses of vendor security practices and protections. In certain circumstances, we enter into information security agreements with service providers to secure their commitment to maintain certain security protections.
Cybersecurity Incident Response Plan—In addition to protecting our assets proactively, our cybersecurity team is tasked with detecting and defending against cybersecurity threats to our systems and data. We maintain a response plan that outlines actions to be taken with respect to cyber incidents and includes procedures, notification processes, and protocols for escalation to senior management and our board of directors. The cybersecurity incident response team is composed of a smaller, core group of our cybersecurity team, as well as a larger, extended group that includes personnel from our operations, legal, compliance, privacy, risk management, communications, incident command center, security, human resources, finance, audit and government relations teams. We also engage third parties, such as forensics consultants, external legal counsel and law enforcement, as needed and as appropriate based on the circumstances. Incidents are escalated to senior management as appropriate based on the nature of the incident.

EXISTING AND POTENTIAL RISKS
As discussed in the Risk Factors section above, our operations could be significantly and negatively impacted by cybersecurity threats and other disruptions affecting our information technology, related information systems and sensitive information. We rely on our information technology to process, transmit and store clinical, financial and operational data that includes PHI, PII and proprietary and confidential business data. We utilize EHRs and other information technology in connection with all of our operations, including our billing and other financial systems, supply chain and labor management tools. As described above, our information systems, in turn, interface with and rely on third‑party systems that we do not control, including medical devices and other processes supporting the interoperability of healthcare infrastructures.
In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our hospital operations and involved the exfiltration of certain confidential company and patient information. We incurred significant costs to remediate the issues, sustained lost revenues from the associated business interruption and incurred other related expenses. Following this incident, we implemented certain changes to our information systems and processes meant to provide additional protections to our environment, including enhancements to our Security Operations Center, system backups, training practices, detection tools and capabilities, and implementation of new tools and processes, among others. However, we continue to face a heightened risk of cybersecurity threats targeting healthcare providers, including ransomware attacks, which may materially impact our operations. Threat actors continue to proliferate, adapt and devote significant effort to attacking the information systems and electronically transmitted and stored data of healthcare providers and related entities.
GOVERNANCE
Board Oversight—Our board of directors has identified the oversight of cybersecurity risks to be one of its priorities, and it receives regular reports from management, including the CIO and the CISO, on various cybersecurity matters, including the security of the company’s information systems, anticipated sources of future material cyber risks and how management is addressing any significant potential vulnerability. The board’s audit committee reviews the company’s cybersecurity program at least annually and receives regular updates on cybersecurity threats and other matters. Cecil D. Haney, a member of the audit committee, brings to the board valuable insights into cybersecurity, systems planning, and crisis and risk management.
In addition to regular updates to the audit committee, we have protocols by which certain cybersecurity incidents are escalated within the company and, where appropriate, reported in a timely manner to the board and the audit committee.
Management Oversight—Our CISO, who reports directly to our CIO, oversees and manages our cybersecurity strategy and related programs. As the head of our cybersecurity team, both internal and outsourced, our CISO is primarily responsible for assessing and managing risks from cybersecurity threats. The processes by which he is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents is described above. He reports information about such risks to the CIO and other members of senior management, who, in turn, report them to our board and audit committee, as appropriate. Our CISO joined the company in August 2022 with over 20 years of risk management, national security and cybersecurity experience garnered at both public and private companies, as well as governmental agencies.
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

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock—Our common stock is listed on the New York Stock Exchange under the symbol “THC.” As of February 9, 2024, there were 3,282 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229‑8416.
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
Performance data assumes that $100.00 was invested on December 31, 2018 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions, if any. Moreover, in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations, the returns of each company in our Peer Group have been weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stock price performance shown in the graph is not necessarily indicative of future stock price performance. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$600
$500
$400
$300
$200
$100
$0
12/18
12/19
12/20
12/21
12/22
12/23
Tenet Healthcare Corporation
S&P 500
S&P Health Care
Peer Group

	At December 31,
	2018	2019	2020	2021	2022	2023
Tenet Healthcare Corporation	$100.00	$221.88	$232.96	$476.60	$284.66	$440.90
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P Health Care	$100.00	$120.82	$137.07	$172.89	$169.51	$172.99
Peer Group	$100.00	$124.00	$135.23	$203.56	$186.91	$215.92
Repurchases of Common Stock—The table below presents share repurchase transactions completed during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
October 1 through October 31, 2023	—	$—	—	$660
November 1 through November 30, 2023	982	$67.12	982	$594
December 1 through December 31, 2023	644	$68.53	644	$550
	1,626		1,626

(1)	In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program that expires on December 31, 2024. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration.
These repurchases were made, and any future repurchases will be made, in open-market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations. The table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee or director equity awards.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS
The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to give context to the analysis of our financial information, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:
•Management Overview
•Sources of Revenue for Our Hospital Operations and Services Segment
•Results of Operations
•Liquidity and Capital Resources
•Recently Issued Accounting Standards
•Critical Accounting Estimates
At December 31, 2022, our business was organized into three separate reporting segments: Hospital Operations and other, Ambulatory Care and Conifer. During the three months ended December 31, 2023, we combined our Hospital Operations and other and Conifer segments into a single reporting segment named Hospital Operations and Services (“Hospital Operations”). This change was made to reflect recent updates to the organizational and management structure of our Conifer and Hospital Operations and other segments. All prior‑period data presented in this report has been adjusted to conform to our new reporting segment structure.
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At December 31, 2023, our subsidiaries operated 61 hospitals serving primarily urban and suburban communities in nine states. Our Hospital Operations segment also included 164 outpatient facilities at December 31, 2023, including imaging centers, urgent care centers (each, a “UCC”), ancillary emergency facilities and micro‑hospitals. In addition, our Hospital Operations segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Health Solutions, LLC joint venture.
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 461 ambulatory surgery centers (each, an “ASC”) (322 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states at December 31, 2023. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; and urology. At the beginning of 2022, we owned approximately 95% of the voting shares of USPI, and Baylor University Medical Center (“Baylor”) owned approximately 5%. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100%. See Note 18 to the accompanying Consolidated Financial Statements and the Liquidity and Capital Resources section of MD&A for additional information about this transaction.
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
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations. Because information presented on a same-hospital basis includes only those facilities operated throughout both periods, it will include a different mix of facilities depending upon the periods under comparison.
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
MANAGEMENT OVERVIEW
RECENT DEVELOPMENTS
Divestiture of Three South Carolina Hospitals—In January 2024, we completed the previously announced sale of three hospitals located in South Carolina and certain related operations (the “SC Hospitals”). We received pre‑tax proceeds of approximately $2.400 billion from this sale.
Definitive Agreement to Sell Four California Hospitals—Also in January 2024, we entered into a definitive agreement for the sale of four hospitals and certain related operations located in Orange County and Los Angeles County, California (the “OCLA Hospitals”). The transaction is expected to be completed by early 2024, subject to customary regulatory approvals, clearances and closing conditions.
OPERATING ENVIRONMENT AND TRENDS
Staffing and Labor Trends—We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience shortages of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. The COVID‑19 pandemic exacerbated these shortages as more employees chose to retire early, leave the workforce or take travel assignments. Over the past several years, we have had to rely on higher-cost contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. Although we continue to incur a higher level of contract labor expense than we have historically, our recruitment and retention efforts drove a reduction in this expense during the year ended December 31, 2023 as compared to 2022.
We also depend on the available labor pool of semi‑skilled and unskilled workers in the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees. Furthermore, we expect that state‑mandated minimum wage increases in California will result in an increase in compensation costs for certain of our employees and vendors beginning in 2024.
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
Industry Trends—We believe that several key trends are continuing to shape the demand for healthcare services: (1) consumers, employers and insurers are actively seeking lower‑cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the growing aging population requires greater chronic disease management and higher‑acuity treatment; and (4) consolidation continues across the entire healthcare sector. Furthermore, the healthcare industry, in general, and the acute care hospital business, in particular, continue to be subject to significant regulatory uncertainty. Changes in federal or state healthcare laws, regulations, funding policies or reimbursement practices, especially those involving reductions to government payment rates, could have a significant impact on our future revenues and expenses.
Ongoing Impact of the COVID-19 Pandemic—Variations in the prevalence of COVID‑19 infections and related patient acuity continued to adversely impact our patient volumes, service mix, revenue mix, operating expenses and net operating revenues in the affected areas during the year ended December 31, 2023. Due to the regional nature of surges, some areas within our network faced heightened challenges while others were able to operate under more normalized conditions. Despite these challenges, we experienced strong patient volume growth overall in our Hospital Operations and Ambulatory Care segments during the year ended December 31, 2023, which we attribute in part to patient care deferred in prior years due to the COVID-19 pandemic.
We have taken a number of actions over the past several years to increase our liquidity and mitigate the impact of fluctuations in our patient volumes and in our service and revenue mix. Moreover, various federal legislative actions, including additional funding for the Public Health and Social Services Emergency Fund (collectively, the “COVID Acts”), during the public health emergency that began in January 2020 mitigated some of the adverse financial impacts of the COVID‑19 pandemic on our business. During the years ended December 31, 2023 and 2022, we received cash payments from COVID‑19 relief programs totaling $10 million and $196 million, respectively, and recognized grant income of $16 million and $194 million, respectively. The public health emergency for the COVID‑19 pandemic ended on May 11, 2023.
We cannot predict the future course and impacts of COVID-19, or the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease, on our operations, financial condition or liquidity. For information about related risks and uncertainties, see the Risk Factors section in Part I of this report.
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
During the years ended December 31, 2023 and 2022, we invested $172 million and $264 million, respectively, to acquire ownership interests in new ASCs, increase our ownership interests in existing facilities and invest in de novo facilities. During the year ended December 31, 2023, we acquired controlling ownership interests in 20 ASCs in which we did not have a previous investment, and we opened nine de novo ASCs. We also continue to prioritize increasing our investment in our unconsolidated facilities. During the year ended December 31, 2023, we acquired controlling ownership interests in 11 previously unconsolidated ASCs, allowing us to consolidate their financial results.
Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑efficiency measures, and we continue to transition certain support operations to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the year ended December 31, 2023, and we could incur additional restructuring charges in the future.
From time to time, we also capitalize on opportunities to refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash flow generation and reduce our debt, among other things. In November 2023, we entered into a definitive agreement to sell the SC Hospitals, and that transaction closed on January 31, 2024. We received pre‑tax proceeds of approximately $2.400 billion from this sale. Also in January 2024, we entered into a definitive agreement for the sale of the OCLA Hospitals; the transaction is expected to be completed by early 2024, subject to customary regulatory approvals, clearances and closing conditions.
We also seek advantageous opportunities to grow our portfolio of hospitals and other healthcare facilities. In September 2022, we opened Piedmont Medical Center Fort Mill (“PMC Fort Mill Hospital”), a new acute care hospital located in South Carolina. This 100‑bed facility includes an emergency department, multi‑specialty operating rooms, an intensive care unit, and labor and delivery rooms. In addition, we broke ground on a new medical campus located in the Westover Hills area of San Antonio, Texas, in 2022. The campus, which is currently on schedule for completion in mid‑2024, is expected to include a 104‑bed acute care hospital, an ASC and medical office space. During 2023, we broke ground on a new medical campus located in Port St. Lucie, Florida, that is expected to include a 54‑bed hospital, as well as medical office space. We expect to complete construction of the Port St. Lucie medical campus in late 2025. Also, in December 2023, we completed a joint venture transaction with NextCare, Inc. (“NextCare”) and certain of its affiliates. Through this transaction, we acquired ownership interests in 56 fully operational UCCs and one telehealth center in Arizona.
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
Improving Profitability—We continue to focus on growing patient volumes and effective cost management as a means to improve profitability. Our inpatient admissions have been constrained in recent years by the COVID‑19 pandemic, increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co‑pays, co‑insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain areas where we operate. Our business has also been impacted by the rise in inflation and its effects on salaries, wages, benefits and other costs. However, we also believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to pursue new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.
Reducing Our Leverage Over Time—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (as amended to date, the “Credit Agreement”), of which we had none at December 31, 2023. In addition, the maturity dates of our notes are staggered from 2026 through 2031. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.
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
Repurchasing Stock—In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program. Repurchases will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in open-market or privately negotiated transactions, subject to market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration date of December 31, 2024. We paid approximately $200 million to repurchase a total of 3,112 thousand shares during the year ended December 31, 2023, or an average of $64.27 per share, and we paid approximately $250 million to repurchase a total of 5,889 thousand shares during the year ended December 31, 2022, or an average of $42.45 per share.
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

RECENT RESULTS OF OPERATIONS
For the purpose of comparing our results of operations for the three months ended December 31, 2023 and 2022, continuing operations information for our Hospital Operations segment includes the results of our same 60 hospitals operated throughout the three‑month periods in 2023 and 2022, as well as the results of our PMC Fort Mill Hospital, and excludes the results of our hospitals and other businesses classified as discontinued operations for accounting purposes during those periods.
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2023	2022
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	61	61	—	(1)
Total admissions	136,856	135,151	1.3%
Adjusted admissions	250,344	249,489	0.3%
Paying admissions (excludes charity and uninsured)	130,573	128,505	1.6%
Charity and uninsured admissions	6,283	6,646	(5.5)%
Admissions through emergency department	102,041	102,163	(0.1)%
Emergency department visits, outpatient	562,929	583,457	(3.5)%
Total emergency department visits	664,970	685,620	(3.0)%
Total surgeries	86,908	86,613	0.3%
Patient days — total	692,961	704,073	(1.6)%
Adjusted patient days	1,217,073	1,250,797	(2.7)%
Average length of stay (days)	5.06	5.21	(2.9)%
Average licensed beds	15,476	15,472	—%
Utilization of licensed beds	48.7%	49.5%	(0.8)%	(1)
Total visits	1,384,105	1,413,064	(2.0)%
Paying visits (excludes charity and uninsured)	1,297,846	1,327,738	(2.3)%
Charity and uninsured visits	86,259	85,326	1.1%
Ambulatory Care:
Total consolidated facilities (at end of period)	330	308	22	(1)
Total consolidated cases	416,250	363,551	14.5%

(1)	The change is the difference between the 2023 and 2022 amounts presented.
Total admissions increased by 1,705, or 1.3%, total surgeries increased by 295, or 0.3%, and total emergency department visits decreased by 20,650, or 3.0%, in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase in our Ambulatory Care segment’s total consolidated cases of 14.5% in the three months ended December 31, 2023, as compared to the same period in 2022, was primarily attributable to incremental case volume from our recently acquired ASCs and same‑facility case growth, partially offset by the impact of the closure and deconsolidation of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2023	2022
Hospital Operations	$4,302	$4,057	6.0%
Ambulatory Care	1,077	933	15.4%
Total	$5,379	$4,990	7.8%
Consolidated net operating revenues increased by $389 million, or 7.8%, in the three months ended December 31, 2023 compared to the same period in 2022. The increase of $245 million, or 6.0%, in our Hospital Operations segment’s net operating revenues during the 2023 period was primarily due to a more favorable payer mix, negotiated commercial rate increases, higher patient volumes and acuity, and favorable Medicaid supplemental revenue adjustments totaling $52 million. Net operating revenues in our Ambulatory Care segment increased by $144 million, or 15.4%, in the three months ended December 31, 2023 compared to the same period in 2022. This change was primarily driven by our recently acquired ASCs, an increase in case volume and higher net revenue per case, partially offset by the impact of the closure and deconsolidation of certain facilities. During the three months ended December 31, 2023 and 2022, we recognized grant income of $2 million and $40 million, respectively, which amounts are not included in net operating revenues.
Our accounts receivable days outstanding (“AR Days”) from continuing operations were 55.4 days and 58.3 days at December 31, 2023 and 2022, respectively. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets and excludes our California provider fee revenues.
The following table provides information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2023	2022
Hospital Operations:
Salaries, wages and benefits	$2,060	$2,087	(1.3)%
Supplies	648	613	5.7%
Other operating expenses	1,052	909	15.7%
Total	$3,760	$3,609	4.2%
Ambulatory Care:
Salaries, wages and benefits	$255	$219	16.4%
Supplies	283	247	14.6%
Other operating expenses	144	123	17.1%
Total	$682	$589	15.8%
Total:
Salaries, wages and benefits	$2,315	$2,306	0.4%
Supplies	931	860	8.3%
Other operating expenses	1,196	1,032	15.9%
Total	$4,442	$4,198	5.8%
Rent/lease expense(1):
Hospital Operations	$70	$71	(1.4)%
Ambulatory Care	35	31	12.9%
Total	$105	$102	2.9%

(1)	Included in other operating expenses.
The following table provides information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2023	2022
Hospital Operations:
Salaries, wages and benefits per adjusted admission	$8,234	$8,364	(1.6)%
Supplies per adjusted admission	2,586	2,452	5.5%
Other operating expenses per adjusted admission	4,197	3,653	14.9%
Total per adjusted admission	$15,017	$14,469	3.8%
Salaries, wages and benefits expense for our Hospital Operations segment decreased $27 million, or 1.3%, in the three months ended December 31, 2023 compared to the same period in 2022. This decrease was primarily attributable to lower contract labor expense in the three months ended December 31, 2023, partially offset by increased employee benefits expense, higher recruiting and retention costs, and merit increases for certain of our employees. On a per‑adjusted‑admission basis, Hospital Operations salaries, wages and benefits expense decreased 1.6% in the three months ended December 31, 2023 compared to the three months ended December 31, 2022.
Supplies expense for our Hospital Operations segment increased $35 million, or 5.7%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This increase was driven by higher patient volumes and acuity, as well as the impact of general market conditions on prices for supplies. On a per‑adjusted‑admission basis, supplies expense increased 5.5% in the three months ended December 31, 2023 compared to the three months ended December 31, 2022 due to the aforementioned factors.
Other operating expenses for our Hospital Operations segment increased $143 million, or 15.7%, in the three months ended December 31, 2023 compared to the same period in 2022. The change was primarily attributable to an increase of $40 million in medical fees and higher malpractice expense of $18 million in the 2023 period. On a per‑adjusted‑admission basis, other operating expenses in the three months ended December 31, 2023 increased 14.9% compared to the three months ended December 31, 2022, primarily due to the factors described above.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $1.228 billion at December 31, 2023 compared to $1.054 billion at September 30, 2023.
Significant cash flow items in the three months ended December 31, 2023 included:
•Net cash provided by operating activities before interest, taxes, discontinued operations, impairment and restructuring charges, and acquisition‑related costs, and litigation costs and settlements of $1.197 billion;
•Interest payments of $293 million;
•Capital expenditures of $208 million;
•$169 million of distributions paid to noncontrolling interests;
•Payments of $114 million for purchases of businesses or joint ventures; and
•$110 million of payments to purchase 1,626 thousand shares of our common stock under our share repurchase program.
Net cash provided by operating activities was $2.374 billion in the year ended December 31, 2023 compared to $1.083 billion in the year ended December 31, 2022. Key factors contributing to the change between 2023 and 2022 included the following:
•No Medicare advances recouped or repaid in the year ended December 31, 2023 compared to $880 million recouped or repaid during 2022;
•A $128 million payment of payroll taxes deferred pursuant to COVID-19 legislation in 2022 compared to none in 2023;
•$10 million of cash received from pandemic-related grant programs during 2023 compared to $196 million received in 2022;
•Income tax payments that were $82 million higher in 2023 than in 2022;
•$60 million less in payments related to restructuring charges, acquisition‑related costs, and litigation costs and settlements in 2023; and
•The timing of other working capital items.
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

The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Years Ended December 31,
	2023	2022	2021
Medicare	16.4%	17.1%	17.7%
Medicaid	8.5%	7.7%	8.5%
Managed care(1)	70.4%	69.4%	67.7%
Uninsured	0.6%	1.0%	1.3%
Indemnity and other	4.1%	4.8%	4.8%

(1)	Includes Medicare and Medicaid managed care programs.
Revenues related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) are presented in managed care net patient service revenues in the table above. Amounts we were assessed to support CHIRP following its approval in 2022 were presented in Medicaid revenues in prior periods, but have been reclassified to managed care revenues to conform to the current‑year presentation in the same payer group as the revenues to more clearly reflect the results of our participation in this program. Assessments to support CHIRP totaled $126 million and $123 million during the years ended December 31, 2023 and 2022, respectively.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Years Ended December 31,
	2023	2022	2021
Medicare	19.9%	20.7%	20.8%
Medicaid	5.0%	5.4%	5.8%
Managed care(1)	67.3%	65.8%	64.4%
Charity and uninsured	4.5%	4.9%	5.8%
Indemnity and other	3.3%	3.2%	3.2%

(1)	Includes Medicare and Medicaid managed care programs.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others, changes in federal, state and local healthcare and business regulations; changes in general, economic conditions nationally and regionally, including inflation; the number of uninsured and underinsured individuals in local communities treated at our hospitals; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than an inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures.
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

Healthcare Reform
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The expansion of Medicaid in 41 states (including four of the nine states in which we operate acute care hospitals) and the District of Columbia is currently financed through:
•negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and
•reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and, under current law, are scheduled to commence for Medicaid payments on March 9, 2024.
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
We cannot predict whether or how the Affordable Care Act may be modified, amended or implemented in the future. If future modifications or interpretations result in significantly fewer individuals having private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows. We are also unable to predict the potential impacts on our business of other healthcare-related reform efforts at the federal and state levels. Some initiatives, requirements and proposals may have a positive effect on our business, while others may increase our operating costs, negatively impact our patient volumes, case mix and revenue mix, adversely affect the reimbursement we receive for our services or require us to expend resources to modify certain aspects of our operations. Legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage, impact our competitive position, and affect our relationships with insurers and patients.
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $2.383 billion, $2.369 billion and $2.615 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC‑DSH Amount”). The UC‑DSH Amount is a hospital’s share of a pool of funds that the CMS Office of the Actuary estimates would equal 75% of Medicare DSH that otherwise would have been paid under the Pre‑ACA DSH Formula, adjusted for changes in the percentage of individuals that are uninsured. Generally, the factors used to calculate and distribute UC‑DSH Amounts are set forth in the Affordable Care Act and are not subject to administrative or judicial review. The statute requires that each hospital’s cost of uncompensated care (i.e., charity and bad debt) as a percentage of the total uncompensated care cost of all DSH hospitals be used to allocate the pool. As of December 31, 2023, 52 of our hospitals qualified for Medicare DSH payments.
The statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage (Part C) days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates. In June 2023, CMS issued a Final Action on the Treatment of Medicare Part C Days in the Calculation of a Hospital’s Medicare Disproportionate Patient Percentage, which finalized CMS’ August 2020 proposed rule to include Medicare Advantage days in the Medicare fraction for all discharges prior to October 1, 2013. CMS expects no associated effect on payments given that prior payments were made in accordance with this policy. We are not able to predict whether CMS’s final action will be the subject of further or new legal challenges nor are we able to predict the outcome of those challenges, if any, or of pending appeals; however, a favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.
Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for the increased expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. As of December 31, 2023, 32 of our hospitals were affiliated with academic institutions and were eligible to receive such payments.

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
Inpatient Psychiatric Facility Prospective Payment System
The inpatient psychiatric facility (“IPF”) prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS is based on prospectively determined per‑diem rates and includes an outlier policy that authorizes additional payments for extraordinarily costly cases. As of December 31, 2023, 18 of our hospitals operated IPF units.
Inpatient Rehabilitation Prospective Payment System
Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF‑PPS”). Payments under the IRF‑PPS are made on a per-discharge basis. The IRF‑PPS uses federal prospective payment rates across distinct case‑mix groups established by a patient classification system. As of December 31, 2023, we operated one freestanding IRF, and 14 of our acute care hospitals operated IRF units.
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
For filed cost reports, we adjust the accrual for estimated cost report settlements based on those cost reports and subsequent activity, and we consider the necessity of recording a valuation allowance based on historical settlement results. The accrual for estimated cost report settlements for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded, if necessary, based on the method previously described. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

Medicare Claims Reviews
HHS estimates that the overall 2023 Medicare FFS improper payment rate for the program is approximately 7.38%. The 2023 error rate for Hospital IPPS payments is approximately 3.4%. CMS has identified the FFS program as a program at risk for significant erroneous payments, and one of the agency’s stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of Medicare Trust Fund dollars. CMS has established several initiatives to prevent or identify improper payments before a claim is paid, and to identify and recover improper payments after paying a claim. The overall goal is to reduce improper payments by identifying and addressing coverage and coding billing errors for all provider types. Under the authority of the Social Security Act, CMS employs a variety of contractors (e.g., MACs, Recovery Audit Contractors and Unified Program Integrity Contractors) to process and review claims according to Medicare rules and regulations.
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
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 19.1%, 19.4% and 18.7% of the total net patient service revenues of our hospitals and related outpatient facilities for the years ended December 31, 2023, 2022 and 2021, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the years ended December 31, 2023, 2022 and 2021, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $929 million, $767 million and $915 million, respectively.
Several states in which we operate continue to face budgetary challenges that have resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states where we operate have adopted supplemental payment programs authorized under the Social Security Act. Continuing pressure on state budgets and other factors, including legislative and regulatory changes, could result in future reductions to Medicaid payments, payment delays or changes to Medicaid supplemental payment programs. Federal government denials or delayed approvals of waiver applications or extension requests by the states where we operate could also materially impact our Medicaid funding levels.
Total Medicaid and Medicaid managed care net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the years ended December 31, 2023, 2022 and 2021 were $2.776 billion, $2.692 billion and $2.760 billion, respectively. During the year ended December 31, 2023, Medicaid and Medicaid managed care revenues comprised 44% and 56%, respectively, of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital

Operations segment. All Medicaid and Medicaid managed care patient service revenues are presented net of provider taxes or assessments paid by our hospitals.
Because we cannot predict what actions the federal government or the states may take under existing or future legislation and/or regulatory changes to address budget gaps, deficits, Medicaid expansion, Medicaid eligibility redeterminations, provider fee programs, state‑directed payment programs or Medicaid Section 1115 waivers, we are unable to assess the effect that any such legislation or regulatory action might have on our business; however, the impact on our future financial position, results of operations or cash flows could be material.
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
Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the IPPS annually. The updates generally become effective October 1, the beginning of the FFY. In August 2023, CMS issued final changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2024 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes, among others:
•A market basket increase of 3.3% for MS‑DRG operating payments for hospitals reporting specified quality measure data and that are meaningful users of EHR technology; CMS also finalized a 0.2% multifactor productivity reduction required by the Affordable Care Act, that results in a net operating payment update of 3.1% before budget neutrality adjustments;
•An increase in the cost outlier threshold from $38,859 to $42,750;
•A 4.14% net increase in the capital federal MS‑DRG rate;
•Updates to the three factors used to determine the amount and distribution of Medicare UC‑DSH Amounts; and
•The inclusion of certain rural reclassified hospitals with geographically rural hospitals in the calculation of the rural wage index and the calculation of the wage index floor for urban hospitals in the same state.
According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 3.1% increase in Medicare operating MS‑DRG FFS payments for hospitals in urban areas and an average 3.8% increase in such payments for proprietary hospitals in FFY 2024. We estimate that all of the final payment and policy changes affecting operating MS‑DRG and UC‑DSH Amounts will result in a 4.0% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $64 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.
Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems—In November 2023, CMS released the final policy changes and payment rates for the Hospital Outpatient Prospective Payment System and Ambulatory Surgical Center Payment System for calendar year (“CY”) 2024 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes, among others:
•An estimated net increase of 3.1% for the OPPS rates based on a market basket increase of 3.3%, reduced by a multifactor productivity adjustment required by the Affordable Care Act of 0.2%; and
•A 3.1% increase to the Ambulatory Surgical Center payment rates.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 3.2% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 4.6% increase in Medicare FFS OPPS payments for proprietary hospitals. The projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule is an increase to Medicare FFS hospital outpatient revenues of approximately $29 million, or 5.17%, for the facilities in our Hospital Operations segment and $16 million, or 2.64% for USPI’s ASCs and surgical hospitals. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the final payment and policy changes.
Final Rule on the Remedy for the 340B-Acquired Drug Payment Policy for Calendar Years 2018-2022—CMS’ 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers (“340B Drugs”). In the CY 2018 final rule regarding OPPS payment and policy changes, CMS reduced the payment for 340B Drugs from the average sales price (“ASP”) plus 6% to the ASP minus 22.5% and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). CMS retained the same 340B Payment Adjustment in the final rules regarding OPPS payment and policy changes for CYs 2019 through 2022. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Following the initial court decisions and a series of appeals, the U.S. Supreme Court (the “Supreme Court”) unanimously ruled in June 2022 that the decision to impose the 340B Payment Adjustment in CYs 2018 and 2019 was unlawful, and the case was remanded to the lower courts to determine the appropriate remedy. In response to the Supreme Court’s decision, the final rules regarding OPPS payment and policy changes for CY 2023 affirmed that CMS was now applying the default rate, generally ASP plus 6%, to 340B Drugs and biologicals, and it had removed the 340B Payment Adjustment made in 2018. In January 2023, the U.S. District Court for the District of Columbia issued an opinion remanding the case to HHS to determine the remediation for the prior years’ underpayments. In response, CMS released the Hospital Outpatient Prospective Payment System: Remedy for 340B-Acquired Drugs Payment Policy for Calendar Years 2018-2022 Final Rule in November 2023. The final rule provides for a one-time lump sum remedy payment to each 340B Hospital that received a cut in 340B Drug payments from 2018 through 2022 (to which CMS will not apply interest). Due to budget neutrality requirements, CMS also proposed a reduction to future non‑drug item and service payments through an adjustment to the OPPS conversion factor by minus 0.5% starting in CY 2026 until the full amount is offset (which CMS estimates will take 16 years). We estimate this adjustment will result in a reduction of less than $10 million annually to our acute care and surgical hospital revenue.
Payment and Policy Changes to the MPFS—In November 2023, CMS released the CY 2024 Medicare Physician Fee Schedule Final Rule (“MPFS Final Rule”). The MPFS Final Rule includes updates to payment policies, payment rates and other provisions for services reimbursed under the MPFS from January 1 through December 31, 2024. Under the MPFS Final Rule, the CY 2024 conversion factor, which is the base rate that is used to convert relative units into payment rates, was reduced from $33.89 to $32.74, a decrease of 3.4%, due to budget neutrality rules and the adjustment provided for in the Consolidated Appropriations Act, 2023 (“CAA, 2023”). The CAA, 2023 provided for a 2.5% positive adjustment to the MPFS CY 2023 conversion factor and a 1.25% positive adjustment to the CY 2024 conversion factor, resulting in a 1.25% decrease in the CY 2024 conversion factor from the CY 2023 conversion factor. We estimate the impact of the MPFS Final Rule will result in a reduction of approximately $6 million to our FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the final payment and policy changes.
The COVID Acts—Provided below is a brief overview of certain provisions of the COVID Acts that impacted our business in the years ended December 31, 2023, 2022 and 2021. With the expiration of the public health emergency on May 11, 2023, and the subsequent unwinding of federal flexibilities and funding, there is no assurance or expectation that we will continue to receive or remain eligible for significant funding or assistance under the COVID Acts or similar measures in the future.
Funding for the Public Health and Social Services Emergency Fund—The COVID Acts authorized $178 billion in payments to be distributed to providers through the Public Health and Social Services Emergency Fund (“PRF”). To receive distributions, providers are required to agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID‑related costs as defined by HHS, and that the providers will not seek collection of out‑of‑pocket payments from a COVID‑19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS.

During the years ended December 31, 2023, 2022 and 2021, our Hospital Operations and Ambulatory Care segments combined recognized $1 million, $138 million and $176 million, respectively, of PRF grant income associated with lost revenues and COVID‑related costs. We recognized an additional $14 million of PRF grant income from our unconsolidated affiliates during the year ended December 31, 2021. Our Hospital Operations and Ambulatory Care segments combined also recognized $15 million, $56 million and $15 million of grant income from state and local grant programs during the years ended December 31, 2023, 2022 and 2021, respectively. Grant income recognized by our Hospital Operations and Ambulatory Care segments is presented in grant income, and grant income recognized through our unconsolidated affiliates is presented in equity in earnings of unconsolidated affiliates, in each case in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021. We did not have any remaining deferred grant payment funds at December 31, 2023, but had $7 million of deferred grant payment funds at December 31, 2022. This amount was recorded in other current liabilities in the accompanying Consolidated Balance Sheets for 2022.
Medicare and Medicaid Payment Policy Changes—The COVID Acts also alleviated some of the financial strain on hospitals, physicians, other healthcare providers and states through a series of Medicare and Medicaid payment policy changes, as described below:
•The CMS 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers was suspended effective May 1, 2020 through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act (the “Sequester Cuts Act”) extended the 2% Medicare sequestration moratorium through March 31, 2022 and adjusted the sequestration to 1% for the period April 1, 2022 through June 30, 2022. Because further legislation was not passed, the full 2% reduction was restored effective July 1, 2022. The impact of the Sequester Cuts Act on our operations was an increase of approximately $39 million of revenues in the six months ended June 30, 2022, after which the sequestration was fully reinstated.
•The COVID Acts instituted a 20% increase in the Medicare MS‑DRG payment for COVID-19 hospital admissions through the public health emergency period, which expired May 11, 2023.
•The COVID Acts initially eliminated the scheduled nationwide reduction of $4 billion in federal Medicaid DSH allotments in FFY 2020 mandated by the Affordable Care Act and decreased the FFY 2021 DSH reduction from $8 billion to $4 billion effective December 1, 2020. Subsequently, the FFY 2021 DSH reduction was eliminated entirely, and the remaining $8 billion of DSH reductions were delayed until March 8, 2024.
•The COVID Acts expanded the Medicare accelerated payment program, which provides prepayment of claims to providers in certain circumstances, such as national emergencies or natural disasters. Under the Consolidated Appropriations Act, 2021, providers could retain the accelerated payments for one year from the date of receipt before CMS commenced recoupment. During the year ended December 31, 2020, our hospitals and other providers applied for and received approximately $1.5 billion of accelerated payments. No additional accelerated payment funds were applied for or received in the years ended December 31, 2023, 2022 or 2021. All advances received by our hospitals and other providers were either repaid or recouped during the years ended December 31, 2022 and 2021.
•A 6.2% increase in the Federal Medical Assistance Percentage (“FMAP”) matching funds was instituted to help states respond to the COVID‑19 pandemic. The additional funds became available to states effective January 1, 2020. The CAA, 2023 provided for the phase-down of this enhanced FMAP as follows: 6.2% through the first quarter of 2023; 5.0% through the second quarter of 2023; 2.5% through the third quarter of 2023; and 1.5% through the last quarter of 2023. The increased support ended entirely as of January 1, 2024.
In addition, the COVID Acts established an incentive for states that had not already done so to expand Medicaid by temporarily increasing each such respective state’s FMAP for their base program by five percentage points for two years so long as the states kept people continuously enrolled during the COVID‑19 public health emergency. This continuous enrollment condition ended on March 31, 2023 and, on April 1, 2023, states were permitted to begin eligibility redeterminations on their Medicaid populations and disenroll individuals no longer eligible.
Funding for Uninsured Individuals—The COVID Acts provided claims reimbursement to healthcare providers generally at Medicare rates for testing uninsured individuals for COVID‑19 and treating uninsured individuals with a COVID‑19 diagnosis. A portion of the funding could also be used to reimburse providers for COVID‑19 vaccine administration to uninsured individuals. This program stopped accepting reimbursement claims for the testing and treatment of uninsured individuals on March 22, 2022, and stopped accepting claims for vaccine administration to uninsured individuals on April 5, 2022. Because it was discontinued in 2022, we did not recognize any revenue under this program in 2023. We recognized net operating revenues totaling $20 million and $91 million related to this program in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively.

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
CMS Innovation Models
The CMS Innovation Center develops and tests innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or CHIP expenditures while preserving or enhancing the quality of care for beneficiaries. Congress has defined – both through the Affordable Care Act and previous legislation – a number of specific demonstrations for CMS to conduct, including bundled payment models. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post‑discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health care. Provider participation in some of these models is voluntary; for example, 19 hospitals in our Hospital Operations segment and three surgical hospitals in our Ambulatory Care segment participate in the CMS Bundled Payments for Care Improvement Advanced (“BPCIA”) program that became effective October 1, 2018, and USPI also holds the CMS contract for one physician group practice participating in the BPCIA program. Participation in certain other bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. In 2015, CMS finalized a five‑year bundled payment model (that was subsequently extended for an additional three years), called the Comprehensive Care for Joint Replacement (“CJR”) model, which includes hip and knee replacements, as well as other major leg procedures. Eleven hospitals in our Hospital Operations segment and four surgical hospitals in our Ambulatory Care segment currently participate in the CJR model. In April 2021, CMS extended the CJR model through December 31, 2024.
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
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the years ended December 31, 2023, 2022 and 2021 was $10.248 billion, $9.607 billion and $9.985 billion, respectively. Our top 10 managed care payers generated 65% of our managed care net patient service revenues for the year ended December 31, 2023. During the same period, national payers generated 45% of our managed care net patient service revenues; the remainder came from regional or local payers. At December 31, 2023 and 2022, 68% and 66%, respectively, of our Hospital Operations segment’s net accounts receivable were due from managed care payers.
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2023, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $25 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the years ended December 31, 2023, 2022 or 2021. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, Medicare and Medicaid managed care insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year‑over‑year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future, subject to incremental pricing improvements to address inflationary pressures. In the year ended December 31, 2023, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 86% higher than our aggregate yield on a per-admission basis from government payers, including Medicare and Medicaid managed care programs.
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

Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At December 31, 2023 and 2022, 4% and 5%, respectively, of our Hospital Operations segment’s net accounts receivable was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts.
We perform systematic analyses to focus our attention on the drivers of implicit price concessions for each hospital. While emergency department use is the primary contributor to our implicit price concessions in the aggregate, this is not the case at all hospitals. As a result, we have increased our focus on targeted initiatives that concentrate on non‑emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self‑pay accounts, as well as co‑pay, co‑insurance and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We leverage a statistical‑based collections model that aligns our operational capacity to maximize our collections performance. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.
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
As discussed above, the COVID Acts included a requirement that state Medicaid programs keep people continuously enrolled during the COVID‑19 public health emergency in exchange for a temporary increase to the FMAP. This continuous enrollment condition ended on March 31, 2023 and, on April 1, 2023, states were permitted to begin eligibility redeterminations on their Medicaid populations and disenroll individuals no longer eligible. The resulting volume of redeterminations has caused backlogs in the processing of new applications, which has increased the overall certification timeframe. We expect the certification timing will return to normal as these backlogs are resolved. Although we have not been materially adversely affected to date, any increase in the volume of uninsured patients could have an impact on our uncompensated care expense.
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Years Ended December 31,
	2023	2022	2021
Estimated costs for:
Uninsured patients	$499	$537	$650
Charity care patients	110	83	97
Total	$609	$620	$747

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023 COMPARED TO THE YEAR ENDED DECEMBER 31, 2022
For the purpose of comparing our results of operations for the years ended December 31, 2023 and 2022, continuing operations information for our Hospital Operations segment includes the results of our same 60 hospitals operated throughout 2023 and 2022, as well as the results of our PMC Fort Mill Hospital, and excludes the results of our hospitals and other businesses classified as discontinued operations for accounting purposes during those years.
The following tables present our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Years Ended December 31,		Increase (Decrease)
	2023	2022
Net operating revenues:
Hospital Operations	$16,683	$15,926	$757
Ambulatory Care	3,865	3,248	617
Net operating revenues	20,548	19,174	1,374
Grant income	16	194	(178)
Equity in earnings of unconsolidated affiliates	228	216	12
Operating expenses:
Salaries, wages and benefits	9,146	8,844	302
Supplies	3,590	3,273	317
Other operating expenses, net	4,515	3,998	517
Depreciation and amortization	870	841	29
Impairment and restructuring charges, and acquisition-related costs	137	226	(89)
Litigation and investigation costs	47	70	(23)
Net gains on sales, consolidation and deconsolidation of facilities	(23)	(1)	(22)
Operating income	$2,510	$2,333	$177

Net operating revenues	100.0%	100.0%	—%
Grant income	0.1%	1.0%	(0.9)%
Equity in earnings of unconsolidated affiliates	1.1%	1.1%	—%
Operating expenses:
Salaries, wages and benefits	44.5%	46.1%	(1.6)%
Supplies	17.5%	17.0%	0.5%
Other operating expenses, net	22.0%	20.8%	1.2%
Depreciation and amortization	4.2%	4.4%	(0.2)%
Impairment and restructuring charges, and acquisition-related costs	0.7%	1.2%	(0.5)%
Litigation and investigation costs	0.2%	0.4%	(0.2)%
Net gains on sales, consolidation and deconsolidation of facilities	(0.1)%	—%	(0.1)%
Operating income	12.2%	12.2%	—%

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$16,683	$3,865	$15,926	$3,248
Grant income	15	1	190	4
Equity in earnings of unconsolidated affiliates	10	218	10	206
Operating expenses:
Salaries, wages and benefits	8,182	964	8,022	822
Supplies	2,545	1,045	2,402	871
Other operating expenses, net	3,984	531	3,560	438
Depreciation and amortization	750	120	729	112
Impairment and restructuring charges, and acquisition-related costs	78	59	205	21
Litigation and investigation costs	34	13	67	3
Net gains on sales, consolidation and deconsolidation of facilities	—	(23)	(1)	—
Operating income	$1,135	$1,375	$1,142	$1,191

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	0.1%	—%	1.2%	0.1%
Equity in earnings of unconsolidated affiliates	0.1%	5.6%	0.1%	6.3%
Operating expenses:
Salaries, wages and benefits	49.0%	25.0%	50.4%	25.3%
Supplies	15.3%	27.0%	15.1%	26.8%
Other operating expenses, net	23.9%	13.7%	22.4%	13.5%
Depreciation and amortization	4.5%	3.1%	4.6%	3.4%
Impairment and restructuring charges, and acquisition-related costs	0.5%	1.5%	1.3%	0.6%
Litigation and investigation costs	0.2%	0.3%	0.3%	0.1%
Net gains on sales, consolidation and deconsolidation of facilities	—%	(0.6)%	—%	—%
Operating income	6.8%	35.6%	7.2%	36.7%
Consolidated net operating revenues increased by $1.374 billion, or 7.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our Hospital Operations segment’s net operating revenues increased by $757 million, or 4.8%, in 2023 compared to 2022. This increase was primarily driven by the opening of our PMC Fort Mill Hospital in September 2022, a more favorable payer mix, higher patient volumes and negotiated commercial rate increases during 2023, and the adverse impact of an April 2022 cybersecurity incident (the “Cybersecurity Incident”) on patient volumes. Our Hospital Operations segment also recognized income from federal and state grants totaling $15 million and $190 million in the years ended December 31, 2023 and 2022, respectively, which is not included in net operating revenues.
RESULTS OF OPERATIONS BY SEGMENT
Our operations are reported in two segments:
•Hospital Operations, which is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities, as well as the revenue cycle management and value-based care services that we provide to hospitals, health systems, physician practices, employers and other clients; and
•Ambulatory Care, which is comprised of USPI’s ASCs and surgical hospitals.
Hospital Operations Segment
For the purpose of comparing our results of operations for the years ended December 31, 2023 and 2022, same‑hospital information includes the results of our same 60 hospitals operated throughout 2023 and 2022, and excludes the results of our PMC Fort Mill Hospital, as well as the results of our hospitals and other businesses classified as discontinued operations for accounting purposes during those years.

The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2023	2022
Number of hospitals (at end of period)	60	60	—	(1)
Total admissions	534,793	523,326	2.2%
Adjusted admissions	985,925	961,930	2.5%
Paying admissions (excludes charity and uninsured)	510,978	497,990	2.6%
Charity and uninsured admissions	23,815	25,336	(6.0)%
Admissions through emergency department	400,836	395,309	1.4%
Paying admissions as a percentage of total admissions	95.5%	95.2%	0.3%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.5%	4.8%	(0.3)%	(1)
Emergency department admissions as a percentage of total admissions	75.0%	75.5%	(0.5)%	(1)
Surgeries — inpatient	137,920	134,382	2.6%
Surgeries — outpatient	205,535	207,182	(0.8)%
Total surgeries	343,455	341,564	0.6%
Patient days — total	2,736,937	2,747,643	(0.4)%
Adjusted patient days	4,843,619	4,883,006	(0.8)%
Average length of stay (days)	5.12	5.25	(2.5)%
Licensed beds (at end of period)	15,384	15,372	0.1%
Average licensed beds	15,373	15,381	(0.1)%
Utilization of licensed beds	48.8%	48.9%	(0.1)%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Outpatient Visits	2023	2022
Total visits	5,512,146	5,585,547	(1.3)%
Paying visits (excludes charity and uninsured)	5,207,898	5,260,951	(1.0)%
Charity and uninsured visits	304,248	324,596	(6.3)%
Emergency department visits	2,163,352	2,166,242	(0.1)%
Surgery visits	205,535	207,182	(0.8)%
Paying visits as a percentage of total visits	94.5%	94.2%	0.3%	(1)
Charity and uninsured visits as a percentage of total visits	5.5%	5.8%	(0.3)%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Revenues	2023	2022
Total segment net operating revenues	$16,591	$15,897	4.4%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$14,458	$13,818	4.6%
Net patient service revenue per adjusted admission	$14,664	$14,365	2.1%
Net patient service revenue per adjusted patient day	$2,985	$2,830	5.5%

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Selected Operating Expenses	2023	2022
Salaries, wages and benefits	$8,151	$8,010	1.8%
Supplies	2,533	2,399	5.6%
Other operating expenses	3,948	3,542	11.5%
	$14,632	$13,951	4.9%

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Selected Operating Expenses as a Percentage of Net Operating Revenues	2023	2022
Salaries, wages and benefits	49.1%	50.4%	(1.3)%	(1)
Supplies	15.3%	15.1%	0.2%	(1)
Other operating expenses	23.8%	22.3%	1.5%	(1)

(1)	The change is the difference between the 2023 and 2022 amounts presented.
Revenues
Same‑hospital net operating revenues increased by $694 million, or 4.4%, during the year ended December 31, 2023 compared to the previous year. This increase was primarily due to a more favorable payer mix, higher patient volumes and negotiated commercial rate increases during the 2023 period, as well as the adverse impact of the Cybersecurity Incident on patient volumes in 2022. Our Hospital Operations segment also recognized income from federal and state grants totaling $15 million and $190 million in the years ended December 31, 2023 and 2022, respectively, which is not included in net operating revenues.
The following table presents our consolidated net accounts receivable by payer:

	December 31,
	2023	2022
Medicare	$151	$166
Medicaid	61	44
Net cost report settlements receivable and valuation allowances	47	48
Managed care	1,667	1,661
Self-pay uninsured	35	35
Self-pay balance after insurance	71	92
Estimated future recoveries	148	149
Other payers	281	315
Total Hospital Operations	2,461	2,510
Ambulatory Care	453	433
Accounts receivable, net	$2,914	$2,943
The collection of accounts receivable is a key area of focus for our business. At December 31, 2023 and 2022, our Hospital Operations segment collection rate on self‑pay accounts was approximately 29.9% and 29.5%, respectively. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at December 31, 2023, a 10% decrease or increase in our self‑pay collection rate, or approximately 3.0%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $11 million. There are various factors that can impact collection trends, such as changes in the economy and inflation, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors, many of which were affected by the pandemic, continuously change and can have an impact on collection trends and our estimation process.
We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 96.7% and 95.7% at December 31, 2023 and 2022, respectively.

We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following table presents the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.414 billion and $2.462 billion at December 31, 2023 and 2022, respectively. Cost report settlements receivable, net of payables and related valuation allowances, of $47 million and $48 million at December 31, 2023 and 2022, respectively, are excluded from the table.

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At December 31, 2023:
0-60 days	93%	46%	58%	23%	54%
61-120 days	5%	23%	16%	14%	15%
121-180 days	1%	13%	9%	7%	8%
Over 180 days	1%	18%	17%	56%	23%
Total	100%	100%	100%	100%	100%

At December 31, 2022:
0-60 days	90%	34%	56%	22%	50%
61-120 days	5%	28%	16%	15%	15%
121-180 days	2%	16%	9%	7%	9%
Over 180 days	3%	22%	19%	56%	26%
Total	100%	100%	100%	100%	100%
We continue to implement revenue cycle initiatives intended to improve our cash flow. These initiatives are focused on standardizing and improving patient access processes, including pre‑registration, registration, verification of eligibility and benefits, liability identification and collections at point‑of‑service, and financial counseling. These initiatives are intended to reduce denials, improve service levels to patients and increase the quality of accounts that end up in accounts receivable. Although we continue to focus on improving our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.
Patient advocates from our Eligibility and Enrollment Services program (“EES”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the EES, net of appropriate implicit price concessions. Based on recent trends, approximately 97% of all accounts in the EES are ultimately approved for benefits under a government program, such as Medicaid.
The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program by aging category:

	December 31,
	2023	2022
0-60 days	$103	$79
61-120 days	33	18
121-180 days	9	3
Over 180 days	16	6
Total	$161	$106
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $141 million, or 1.8%, in the year ended December 31, 2023 compared to 2022. This change was primarily attributable to increased employee benefits, recruiting and retention costs, higher incentive compensation expense, and merit increases for certain of our employees in 2023. These factors were partially offset by a decrease in contract labor expense. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 130 basis points to 49.1% in the year ended December 31, 2023 compared to the year ended December 31, 2022. Salaries, wages and benefits expense for the years ended December 31, 2023 and 2022 included stock‑based compensation expense of $46 million and $45 million, respectively.

Supplies
Same‑hospital supplies expense increased by $134 million, or 5.6%, in the year ended December 31, 2023 compared to 2022. This increase was driven by higher patient and surgical volumes, as well as the impact of general market conditions on the cost of medical supplies during 2023, partially offset by the cost‑efficiency measures discussed below. Same‑hospital supplies expense as a percentage of net operating revenues increased by 20 basis points to 15.3% in the year ended December 31, 2023 compared to the year ended December 31, 2022.
We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost‑reduction focus include cardiac stents and pacemakers, orthopedics, implants and high‑cost pharmaceuticals.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $406 million, or 11.5%, in the year ended December 31, 2023 compared to 2022. Other operating expenses for the year ended December 31, 2022 were reduced by net gains of $120 million primarily related to the sale of several medical office buildings and the sale of a portion of an interest in certain assets, whereas net gains recognized in 2023 were $21 million. The changes in other operating expenses during the year ended December 31, 2023 also included:
•$125 million more of medical fees;
•an increase of $89 million in malpractice expense;
•higher software costs of $35 million; and
•a $31 million increase in repair and maintenance costs.
Same‑hospital other operating expenses as a percentage of net operating revenues increased by 150 basis points to 23.8% in the year ended December 31, 2023 compared to 22.3% in the year ended December 31, 2022. Other operating expenses for our Hospital Operations segment included $278 million and $287 million of rent expense for the years ended December 31, 2023 and 2022, respectively.
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
Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment holds an ownership interest in (155 of 485 facilities at December 31, 2023), this influence does not represent control of the facility, so we account for our investment in each of these facilities under the equity method for an unconsolidated affiliate. USPI controls 330 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries. The net profit attributable to owners other than USPI is classified within net income available (loss attributable) to noncontrolling interests.
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
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Years Ended December 31,		Increase (Decrease)
	2023	2022
Net operating revenues	$3,865	$3,248	19.0%
Grant income	$1	$4	(75.0)%
Equity in earnings of unconsolidated affiliates	$218	$206	5.8%
Salaries, wages and benefits	$964	$822	17.3%
Supplies	$1,045	$871	20.0%
Other operating expenses, net	$531	$438	21.2%
Revenues
Our Ambulatory Care net operating revenues increased by $617 million, or 19.0%, during the year ended December 31, 2023 compared to 2022. The change was driven by an increase from acquisitions of $355 million, as well as a $308 million increase in same‑facility net operating revenues, which was attributable to the impact of improved case volume, incremental revenue from new service lines and negotiated commercial rate increases. These impacts were partially offset by a decrease of $46 million in revenues due primarily to the sale or closure of facilities. Our Ambulatory Care segment also recognized income from federal grants totaling $1 million and $4 million during the years ended December 31, 2023 and 2022, respectively, which is not included in net operating revenues.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $142 million, or 17.3%, during the year ended December 31, 2023 compared to 2022. Salaries, wages and benefits expense was impacted by an increase from acquisitions of $76 million and an increase in same‑facility salaries, wages and benefits expense of $77 million due primarily to higher surgical case volumes. These increases were partially offset by a decrease of $11 million due primarily to the sale or closure of facilities. Salaries, wages and benefits expense as a percentage of net operating revenues decreased by 30 basis points from 25.3% in the year ended December 31, 2022 to 25.0% in the year ended December 31, 2023. Salaries, wages and benefits expense included stock‑based compensation expense of $20 million and $11 million for 2023 and 2022, respectively.
Supplies
Supplies expense increased by $174 million, or 20.0%, during the year ended December 31, 2023 compared to 2022. The change was driven by an increase from acquisitions of $103 million, as well as an increase in same‑facility supplies expense of $81 million due primarily to an increase in surgical cases at our consolidated centers and higher pricing of certain supplies as a result of the impact of general market conditions and inflation. These increases were partially offset by a decrease of $10 million primarily due to the sale or closure of facilities. Supplies expense as a percentage of net operating revenues increased by 20 basis points from 26.8% in the year ended December 31, 2022 to 27.0% in the year ended December 31, 2023.
Other Operating Expenses, Net
Other operating expenses increased by $93 million, or 21.2%, during the year ended December 31, 2023 compared to 2022. The change was primarily driven by an increase from acquisitions of $55 million, and an increase in same-facility other operating costs of $45 million, partially offset by a decrease of $7 million due primarily to the sale or closure of facilities. Other operating expenses, net as a percentage of net operating revenues increased from 13.5% for the year ended December 31, 2022 to 13.7% for 2023. Other operating expenses for our Ambulatory Care segment included $130 million and $115 million of rent expense for the years ended December 31, 2023 and 2022, respectively.
Facility Growth
The following table presents year-over-year changes in our same‑facility revenue and cases on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities. While we do not record the revenues of unconsolidated facilities, we believe this information is important in understanding the financial performance of our

Ambulatory Care segment because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates.

Year Ended December 31, 2023
Net revenues	9.2%
Cases	5.6%
Net revenue per case	3.4%
Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a health system partner. The table below provides information about the ownership structure of the facilities operated by our Ambulatory Care segment:

December 31, 2023
Owned with a health system partner	206
Owned without a health system partner	279
Total	485
Facility Acquisitions and Investment
The table below presents the aggregate amounts we paid to acquire various ownership interests in ambulatory care facilities:

	Years Ended December 31,
	2023	2022
Controlling interests	$149	$234
Noncontrolling interests	2	9
Equity investment in unconsolidated affiliates and consolidated facilities	21	21
	$172	$264
The table below reflects the change in the number of facilities operated by our Ambulatory Care segment since December 31, 2022:

Year Ended December 31, 2023
Acquisitions	21
De novo	9
Dispositions/Mergers	(11)
Net increase in number of facilities operated	19
During the year ended December 31, 2023, we acquired controlling interests in 20 ASCs, six located in Ohio, three in Arizona, two in each of California, Florida and Texas, and one in each of five geographically diverse states. In addition, we acquired a noncontrolling interest in an ASC located in Texas in which we previously did not have an investment. Of these facilities, 19 are jointly owned with physicians, and two are jointly owned with a health system partner and physicians. During 2023, we also acquired controlling ownership interests in 11 previously unconsolidated ASCs. We paid an aggregate of $151 million to acquire ownership interests in all of the aforementioned facilities.
We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2023, we invested approximately $21 million in such transactions.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Years Ended December 31,
	2023	2022
Consolidated:
Impairment charges	$43	$94
Restructuring charges	79	118
Acquisition-related costs	15	14
Total impairment and restructuring charges, and acquisition-related costs	$137	$226

By segment:
Hospital Operations	$78	$205
Ambulatory Care	59	21
Total impairment and restructuring charges, and acquisition-related costs	$137	$226
Impairment charges for the year ended December 31, 2023 were comprised of $42 million from our Ambulatory Care segment, primarily associated with the write‑down of certain equity method investments held by that segment, and $1 million from our Hospital Operations segment. Restructuring charges for the year ended December 31, 2023 consisted of $36 million of legal costs related to the sale of certain businesses, $15 million of employee severance costs, $12 million related to the transition of various administrative functions to our GBC, $10 million of contract and lease termination fees, and $6 million of other restructuring costs. Acquisition‑related costs during 2023 consisted entirely of transaction costs.
Impairment charges for the year ended December 31, 2022 included $82 million for the write‑down of certain buildings and medical equipment located in one of our markets to their estimated fair values. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long‑lived assets was not recoverable from their estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included decreased revenues and lower patient volumes due to the pandemic and competition, as well as higher labor costs because of the pandemic. As a result, we updated the estimate of the fair value of the hospitals’ long‑lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long‑lived assets, an impairment charge was recorded for the difference in the amounts. We also recorded $12 million of other impairment charges. For additional discussion, see Note 6 to the accompanying Consolidated Financial Statements. Impairment charges for the year ended December 31, 2022 were comprised of $88 million from our Hospital Operations segment and $6 million from our Ambulatory Care segment.
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
Litigation and Investigation Costs
Litigation and investigation costs for the years ended December 31, 2023 and 2022 were $47 million and $70 million, respectively. See Note 17 to the accompanying Consolidated Financial Statements for additional information.
Net Gains on Sales, Consolidation and Deconsolidation of Facilities
We recognized a net gain of $23 million from the sale, consolidation and deconsolidation of facilities during the year ended December 31, 2023, which primarily arose from the consolidation of facilities by our Ambulatory Care segment. During the year ended December 31, 2022, we recognized a gain of $1 million.

Interest Expense
Interest expense for the year ended December 31, 2023 was $901 million compared to $890 million for the year ended December 31, 2022.
Loss from Early Extinguishment of Debt
We recorded losses from the early extinguishment of debt totaling $11 million during the year ended December 31, 2023. These losses related to the redemption of all of the outstanding principal of our September 2024 Senior Secured First Lien Notes in May 2023 and our July 2024 Senior Secured First Lien Notes in June 2023, in each case in advance of the notes’ maturity dates.
During the year ended December 31, 2022, we incurred net losses from the early extinguishment of debt of $109 million. The net losses primarily related to the redemption in full of our 7.500% senior secured first lien notes due 2025 (“2025 Senior Secured First Lien Notes”) in February 2022 and open market purchases and the subsequent redemption in full of our 6.750% senior unsecured notes due 2023 (the “2023 Senior Unsecured Notes”) during the six months ended June 30, 2022.
In both 2023 and 2022, the losses from the early extinguishment of debt primarily related to the differences between the purchase or redemption prices and the par values of the notes, as well as the write‑off of associated unamortized issuance costs.
Income Tax Expense
During the year ended December 31, 2023, we recorded income tax expense of $306 million in continuing operations on pre‑tax income of $1.617 billion compared to income tax expense of $344 million in continuing operations on pre‑tax income of $1.344 billion during the year ended December 31, 2022.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Years Ended December 31,
	2023	2022
Tax expense at statutory federal rate of 21%	$340	$282
State income taxes, net of federal income tax benefit	70	64
Tax benefit attributable to noncontrolling interests	(147)	(122)
Nondeductible goodwill	—	1
Nondeductible executive compensation	6	10
Impact of change in state filing method, net of change in unrecognized tax benefit	(20)	—
Stock-based compensation tax benefit	(2)	(6)
Changes in valuation allowance	71	120
Prior-year provision to return adjustments and other changes in deferred taxes	(9)	(12)
Other items	(3)	7
Income tax expense	$306	$344
During the year ended December 31, 2023, the valuation allowance increased by $71 million, including an increase of $73 million due to limitations on the tax deductibility of interest expense and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2023 was $248 million.
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
Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $700 million for the year ended December 31, 2023 compared to $590 million for the year ended December 31, 2022. Net income available to noncontrolling interests in 2023 was comprised of $586 million related to our Ambulatory Care segment and $114 million related to our Hospital Operations segment.

ADDITIONAL SUPPLEMENTAL NON-GAAP DISCLOSURES
As noted in the introduction to MD&A, we use certain non‑GAAP financial measures, including Adjusted EBITDA, in this report and in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements. We believe Adjusted EBITDA is useful to investors and analysts because it presents additional information about our financial performance. Investors, analysts, company management and our board of directors utilize this non‑GAAP measure, in addition to GAAP measures, to track our financial and operating performance and compare that performance to peer companies, which utilize similar non‑GAAP measures in their presentations. The human resources committee of our board of directors also uses certain non‑GAAP measures to evaluate management’s performance for the purpose of determining incentive compensation. We believe that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to GAAP and other non‑GAAP measures, as factors in determining the estimated fair value of shares of our common stock. Company management also regularly reviews the Adjusted EBITDA performance for each reporting segment. We do not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. The non‑GAAP Adjusted EBITDA measure we utilize may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.
The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term):

	Years Ended December 31,
	2023	2022
Net income available to Tenet Healthcare Corporation common shareholders	$611	$411
Less:
Net income available to noncontrolling interests	(700)	(590)
Income from discontinued operations, net of tax	—	1
Income from continuing operations	1,311	1,000
Income tax expense	(306)	(344)
Loss from early extinguishment of debt	(11)	(109)
Other non-operating income, net	19	10
Interest expense	(901)	(890)
Operating income	2,510	2,333
Litigation and investigation costs	(47)	(70)
Net gains on sales, consolidation and deconsolidation of facilities	23	1
Impairment and restructuring charges, and acquisition-related costs	(137)	(226)
Depreciation and amortization	(870)	(841)
Adjusted EBITDA	$3,541	$3,469

Net operating revenues	$20,548	$19,174

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	3.0%	2.1%

Adjusted EBITDA as a % of net operating revenues (Adjusted EBITDA margin)	17.2%	18.1%
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021
A complete discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2022. The discussion below is limited to data that was adjusted to conform to our new reporting segment structure.
For the purpose of comparing our results of operations for the years ended December 31, 2022 and 2021, continuing operations information includes, with respect to our Hospital Operations segment, the results of our same 60 hospitals operated throughout 2022 and 2021, as well as the results of (1) our PMC Fort Mill Hospital, (2) five Miami-area hospitals and certain related operations (the “Miami Hospitals”) prior to their divestiture in August 2021, (3) nearly 50 UCCs held in our Hospital Operations segment until their sale in April 2021 and (4) 24 imaging centers following their transfer from our Ambulatory Care segment to our Hospital Operations segment in April 2021. Continuing operations excludes the results of our hospitals and other businesses classified as discontinued operations for accounting purposes during 2022 and 2021.

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$15,926	$3,248	$16,767	$2,718
Grant income	190	4	142	49
Equity in earnings of unconsolidated affiliates	10	206	25	193
Operating expenses:
Salaries, wages and benefits	8,022	822	8,188	690
Supplies	2,402	871	2,644	684
Other operating expenses, net	3,560	438	3,817	389
Depreciation and amortization	729	112	760	95
Impairment and restructuring charges, and acquisition-related costs	205	21	58	27
Litigation and investigation costs	67	3	102	14
Net gains on sales, consolidation and deconsolidation of facilities	(1)	—	(411)	(34)
Operating income	$1,142	$1,191	$1,776	$1,095

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	1.2%	0.1%	0.8%	1.8%
Equity in earnings of unconsolidated affiliates	0.1%	6.3%	0.1%	7.1%
Operating expenses:
Salaries, wages and benefits	50.4%	25.3%	48.8%	25.4%
Supplies	15.1%	26.8%	15.8%	25.2%
Other operating expenses, net	22.4%	13.5%	22.8%	14.3%
Depreciation and amortization	4.6%	3.4%	4.5%	3.5%
Impairment and restructuring charges, and acquisition-related costs	1.3%	0.6%	0.3%	1.0%
Litigation and investigation costs	0.3%	0.1%	0.6%	0.5%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%	(2.5)%	(1.3)%
Operating income	7.2%	36.7%	10.6%	40.3%
Consolidated net operating revenues decreased by $311 million, or 1.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our Hospital Operations net operating revenues decreased by $841 million, or 5.0%, in 2022 compared to 2021, primarily due to the loss of revenues from the sale of the Miami Hospitals, lower overall patient volumes, and decreased COVID‑related volumes and acuity during 2022, partially offset by negotiated commercial rate increases. Our Hospital Operations segment also recognized income from federal, state and local grants totaling $190 million and $142 million during the years ended December 31, 2022 and 2021, respectively, which is not included in net operating revenues.
RESULTS OF OPERATIONS BY SEGMENT
Hospital Operations Segment
For the purpose of comparing our results of operations for the years ended December 31, 2022 and 2021, same‑hospital information includes the results of our same 60 hospitals operated throughout 2022 and 2021, and excludes the results of (1) our PMC Fort Mill Hospital, (2) the Miami Hospitals, (3) all of the UCCs we sold in April 2021, (4) the 24 imaging centers transferred from our Ambulatory Care segment to our Hospital Operations segment in April 2021, and (5) the results of our hospitals and other businesses classified as discontinued operations for accounting purposes during 2022 and 2021.

The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2022	2021
Number of hospitals (at end of period)	60	60	—	(1)
Total admissions	523,326	547,754	(4.5)%
Adjusted admissions	962,029	973,552	(1.2)%
Paying admissions (excludes charity and uninsured)	497,990	518,515	(4.0)%
Charity and uninsured admissions	25,336	29,239	(13.3)%
Admissions through emergency department	395,309	409,440	(3.5)%
Paying admissions as a percentage of total admissions	95.2%	94.7%	0.5%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.8%	5.3%	(0.5)%	(1)
Emergency department admissions as a percentage of total admissions	75.5%	74.7%	0.8%	(1)
Surgeries — inpatient	134,382	141,469	(5.0)%
Surgeries — outpatient	209,896	216,011	(2.8)%
Total surgeries	344,278	357,480	(3.7)%
Patient days — total	2,747,643	2,888,928	(4.9)%
Adjusted patient days	4,883,616	5,016,029	(2.6)%
Average length of stay (days)	5.25	5.27	(0.4)%
Licensed beds (at end of period)	15,372	15,379	—%
Average licensed beds	15,381	15,396	(0.1)%
Utilization of licensed beds	48.9%	51.4%	(2.5)%	(1)

(1)	The change is the difference between the 2022 and 2021 amounts presented.

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Outpatient Visits	2022	2021
Total visits	5,063,852	5,319,994	(4.8)%
Paying visits (excludes charity and uninsured)	4,752,208	4,964,084	(4.3)%
Charity and uninsured visits	311,644	355,910	(12.4)%
Emergency department visits	2,166,242	2,034,405	6.5%
Surgery visits	209,896	216,011	(2.8)%
Paying visits as a percentage of total visits	93.8%	93.3%	0.5%	(1)
Charity and uninsured visits as a percentage of total visits	6.2%	6.7%	(0.5)%	(1)

(1)	The change is the difference between the 2022 and 2021 amounts presented.

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Revenues	2022	2021
Total segment net operating revenues	$15,329	$15,553	(1.4)%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$13,703	$14,043	(2.4)%
Net patient service revenue per adjusted admission	$14,244	$14,424	(1.2)%
Net patient service revenue per adjusted patient day	$2,806	$2,800	0.2%

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Selected Operating Expenses	2022	2021
Salaries, wages and benefits	$7,971	$7,904	0.8%
Supplies	2,389	2,536	(5.8)%
Other operating expenses	3,497	3,606	(3.0)%
	$13,857	$14,046	(1.3)%

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Selected Operating Expenses as a Percentage of Net Operating Revenues	2022	2021
Salaries, wages and benefits	52.0%	50.8%	1.2%	(1)
Supplies	15.6%	16.3%	(0.7)%	(1)
Other operating expenses	22.8%	23.2%	(0.4)%	(1)

(1)	The change is the difference between the 2022 and 2021 amounts presented.
Revenues
Same-hospital net operating revenues decreased by $224 million, or 1.4%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was due in part to lower overall patient volumes, decreased COVID-related volumes and acuity, and the adverse impact of the Cybersecurity Incident on patient volumes in 2022. These factors were partially offset by commercial rate increases negotiated with our managed care payers and an increase in revenue from our revenue management services attributable to contractual rate increases and new business expansion. Our Hospital Operations segment also recognized income from federal, state and local grants totaling $190 million and $142 million in the years ended December 31, 2022 and 2021, respectively, which is not included in net operating revenues. Same-hospital admissions and outpatient visits decreased by 4.5% and 4.8%, respectively, in the year ended December 31, 2022 compared to 2021, primarily due to the factors described above.
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
At December 31, 2022 and 2021, our Hospital Operations segment estimated collection rate was 29.5% and 26.5%, respectively, on self‑pay accounts and 95.7% and 96.6%, respectively, from managed care payers.

The following table presents the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.462 billion and $2.363 billion at December 31, 2022 and 2021, respectively. Cost report settlements receivable and valuation allowances of $48 million and $33 million at December 31, 2022 and 2021, respectively, are excluded from the table.

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
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $67 million, or 0.8%, in the year ended December 31, 2022 compared to 2021. This increase was primarily attributable to higher contract labor and premium pay costs due to the pandemic, and annual merit increases for certain of our employees, all of which were partially offset by lower incentive compensation and employee benefit costs, as well as our continued focus on cost‑efficiency measures. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues increased by 120 basis points to 52.0% in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to the impact of higher contract labor and premium pay costs, decreased patient volumes, and the effect of the Cybersecurity Incident on our patient revenues during 2022. Salaries, wages and benefits expense for the years ended December 31, 2022 and 2021 included stock‑based compensation expense of $45 million and $43 million, respectively.
Supplies
Same‑hospital supplies expense decreased by $147 million, or 5.8%, in the year ended December 31, 2022 compared to 2021. The decrease was primarily attributable to lower overall patient volumes, reduced COVID‑related volumes and acuity, and our cost‑efficiency measures, partially offset by the increased cost of certain supplies as a result of the COVID‑19 pandemic, the impact of general market conditions and inflation. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 70 basis points to 15.6% in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the factors described above.
We continued to experience supply‑chain disruptions, including shortages and delays, as well as significant price increases in medical supplies created by the pandemic during the year ended December 31, 2022. In addition, general market conditions and inflation also increased the cost of medical supplies during 2022. The items of cost‑reduction focus during the year ended December 31, 2022 included cardiac stents and pacemakers, orthopedics, implants and high-cost pharmaceuticals.

Other Operating Expenses, Net
Same‑hospital other operating expenses decreased by $109 million, or 3.0%, in the year ended December 31, 2022 compared to 2021. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 40 basis points to 22.8% in the year ended December 31, 2022 compared to 23.2% in the year ended December 31, 2021, primarily due to the net gains from the sale of assets noted below. The changes in other operating expenses included:
•an increase in gains from the sale of assets of $102 million, which were classified as a reduction of other operating expenses, net; and
•decreased malpractice expense of $51 million.
For the years ended December 31, 2022 and 2021, other operating expenses for our Hospital Operations segment included $283 million and $290 million, respectively, of rent expense.
Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Years Ended December 31,
	2022	2021
Consolidated:
Impairment charges	$94	$8
Restructuring charges	118	57
Acquisition-related costs	14	20
Total impairment and restructuring charges, and acquisition-related costs	$226	$85

By segment:
Hospital Operations	$205	$58
Ambulatory Care	21	27
Total impairment and restructuring charges, and acquisition-related costs	$226	$85
Impairment charges for the year ended December 31, 2022 included $82 million for the write‑down of certain buildings and medical equipment located in one of our markets to their estimated fair values. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long‑lived assets was not recoverable from their estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included decreased revenues and lower patient volumes due to the pandemic and competition, as well as higher labor costs because of the pandemic. As a result, we updated the estimate of the fair value of the hospitals’ long‑lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long‑lived assets, an impairment charge was recorded for the difference in the amounts. We also recorded $12 million of other impairment charges. For additional discussion, see Note 6 to the accompanying Consolidated Financial Statements. Impairment charges for the year ended December 31, 2022 were comprised of $88 million from our Hospital Operations segment and $6 million from our Ambulatory Care segment.
Restructuring charges for the year ended December 31, 2022 consisted of $27 million of employee severance costs, $16 million related to the transition of various administrative functions to our GBC, $32 million related to contract and lease termination fees, and $43 million of other restructuring costs. Acquisition‑related costs during 2022 consisted entirely of transaction costs.
Impairment charges for the year ended December 31, 2021 were comprised of $5 million from our Ambulatory Care segment, primarily related to the impairment of certain management contract intangible assets, and $3 million from our Hospital Operations segment. Restructuring charges during the year ended December 31, 2021 consisted of $14 million of employee severance costs, $19 million related to the transition of various administrative functions to our GBC and $24 million of other restructuring costs. Acquisition-related costs during 2021 consisted entirely of transaction costs.

Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $590 million for the year ended December 31, 2022 compared to $562 million for the year ended December 31, 2021. Net income available to noncontrolling interests in 2022 was comprised of $469 million related to our Ambulatory Care segment and $121 million related to our Hospital Operations segment. Of the portion related to our Ambulatory Care segment, $9 million related to the minority interest Baylor held in USPI until June 30, 2022.
LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
Scheduled Contractual Obligations
Our obligations to make future cash payments for scheduled contractual obligations are summarized in the table below, all as of December 31, 2023. Other than the repayment of long-term debt, we expect to use net cash generated from operating activities, cash on hand or borrowings under our Credit Agreement to satisfy the below obligations. Long‑term debt maturities may be refinanced or repaid using net cash generated from operating activities or from the proceeds from sales of facilities.

	Total	Years Ended December 31,					Thereafter
		2024	2025	2026	2027	2028
	(In Millions)
Long-term debt(1)	$19,131	$856	$865	$2,896	$3,691	$3,640	$7,183
Finance lease obligations(1)	259	95	54	24	9	7	70
Long-term non-cancelable operating lease obligations	1,465	255	225	190	165	136	494
Academic teaching services	381	73	77	77	77	77	—
Defined benefit plan obligations	454	24	24	24	23	23	336
Information technology services contracts	384	148	104	92	33	5	2
Purchase orders	386	386	—	—	—	—	—
Total	$22,460	$1,837	$1,349	$3,303	$3,998	$3,888	$8,085

(1)	Amounts include both principal and interest.
Long-term Debt—Our Credit Agreement, which has a scheduled maturity date of March 16, 2027, provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. Outstanding revolving loans accrue interest depending on the type of loan at either (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% per annum or (b) the Term Secured Overnight Financing Rate (“SOFR”), Daily Simple SOFR or the Euro Interbank Offered Rate (EURIBOR) (each, as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% per annum and (in the case of Term SOFR and Daily Simple SOFR only) a credit spread adjustment of 0.10%, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts. At December 31, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at December 31, 2023.
At December 31, 2023, we had outstanding senior unsecured notes and senior secured notes with an aggregate principal balance of $14.762 billion. We completed the following transactions related to our senior secured notes in the year ended December 31, 2023:
•In May 2023, we issued $1.350 billion aggregate principal amount of our 2031 Senior Secured First Lien Notes, which will mature on May 15, 2031. We pay interest on the 2031 Senior Secured First Lien Notes semi-annually in arrears on May 15 and November 15 of each year, which payments commenced on November 15, 2023. We used the issuance proceeds, together with cash on hand, to finance the redemption of our September 2024 Senior Secured First Lien Notes and our July 2024 Senior Secured First Lien Notes, as described below.
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
At December 31, 2023, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.89x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including in the event we use our Credit Agreement as a source of liquidity or enter into acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through currently planned and potential future asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of this report.
Interest payments, net of capitalized interest, were $882 million, $848 million and $937 million in the years ended December 31, 2023, 2022 and 2021, respectively. For the year ending December 31, 2024, we expect annual interest payments to be approximately $850 million to $860 million.
Future maturities of our long-term debt obligations are summarized in the table above. See Note 8 to the accompanying Consolidated Financial Statements for additional information about our long‑term debt obligations.
Lease Obligations—We have operating lease agreements primarily for real estate, including off‑campus outpatient facilities, medical office buildings, and corporate and other administrative offices, as well as for medical office equipment. Our finance leases are primarily for medical equipment and information technology and telecommunications assets. As of December 31, 2023, we had fixed payment obligations of $1.415 billion under non‑cancellable lease agreements. Future payments due in connection with our operating and finance leases, including imputed interest, are summarized in the table above. Additional information about our lease commitments is provided in Note 7 to the accompanying Consolidated Financial Statements.
Academic Teaching Services—We enter into contracts for academic teaching services with university and physician groups to support graduate medical education. These agreements contain various rights and termination provisions.
Defined Benefit Plan Obligations—We maintain three frozen, non‑qualified defined benefit plans that provide supplemental retirement benefits to certain of our current and former executives. These plans are unfunded, and plan obligations are paid from our working capital. We also maintain a frozen, qualified defined benefit plan for certain of our current and former employees in Detroit. See Note 10 to the accompanying Consolidated Financial Statements for additional information about our defined benefit plans.
Information Technology Services Contracts—We enter into various non‑cancellable contracts for information technology services and licenses as a normal part of our business. These contracts generally relate to information technology infrastructure support and services, software licenses for certain operational and administrative systems, and cybersecurity‑related software and services.
Purchase Orders—We had outstanding short‑term purchase commitments of $386 million at December 31, 2023, which we expect to pay within 12 months.
Other Contractual Obligations
Asset Retirement Obligations—Asset retirement obligations represent the estimated costs to perform environmental remediation work, which we are legally obligated to complete, at certain of our facilities upon their retirement. This work could include asbestos abatement, the removal of underground storage tanks and other similar activities. At December 31, 2023, the undiscounted aggregate future estimated payments related to these obligations was $206 million. We are unable to predict the timing of these payments due to the uncertainty and long timeframes inherent in these obligations.
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
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. We amended the LC Facility in September 2023 to, among other things, (1) extend the scheduled maturity date from September 12, 2024 to March 16, 2027, and (2) replace the London Interbank Offered Rate (LIBOR) with Term SOFR as the reference interest rate. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At December 31, 2023, we had $111 million of standby letters of credit outstanding under the LC Facility. The timing of reimbursement payments is uncertain, as we cannot foresee when, or if, a standby letter of credit will be drawn upon.
Guarantees—Our guarantees include minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, as well as operating lease guarantees. At December 31, 2023, the maximum potential amount of future payments under these guarantees was $444 million, of which $295 million were recorded in the accompanying Consolidated Balance Sheet at December 31, 2023. The timing and amount of future payments under these guarantees is uncertain.
Professional and General Liability Obligations—At December 31, 2023, the current and long‑term professional and general liability reserves included in our Consolidated Balance Sheet were $254 million and $792 million, respectively, and the current and long‑term workers’ compensation reserves included in our Consolidated Balance Sheet were $30 million and $99 million, respectively. The timing of professional and general liability payments is uncertain as such payments depend on several factors, including the nature of claims and when they are received.
Baylor Note Payable—We entered into an agreement in June 2022 to purchase the 5% voting ownership interest in USPI Baylor held at that time. Under the share purchase agreement, we are obligated to make non-interest-bearing monthly payments of approximately $11 million through June 2025. At December 31, 2023, we had liabilities of $135 million recorded in other current liabilities and $63 million in other long-term liabilities in the accompanying Consolidated Balance Sheet for the remaining obligation.
Other than the obligations described above, we had no off‑balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources at December 31, 2023.
Other Cash Requirements
Capital Expenditures—Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), surgical hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies (including robotics), design and construction of new facilities, and various other capital improvements. We continue to implement our portfolio diversification strategy into ambulatory surgery and have a baseline intention to invest $250 million annually in ambulatory business acquisitions and de novo facilities. Capital expenditures were $751 million, $762 million and $658 million in the years ended December 31, 2023, 2022 and 2021, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2024 will total approximately $775 million to $875 million, including $154 million that was accrued as a liability at December 31, 2023.
We continued construction of a new medical campus located in the Westover Hills area of San Antonio, Texas, in 2023. The campus is expected to include a 104‑bed acute care hospital, an ASC and medical office space. The project is currently on schedule for completion in mid‑2024; we expect it will cost approximately $235 million. During 2023, we also broke ground on a new medical campus located in Port St. Lucie, Florida, that is expected to include a 54‑bed hospital, as well as medical office space. We expect the Port St. Lucie campus to be complete in late 2025 and that it will cost approximately $187 million over the construction period.
By the beginning of 2030, all hospitals in California providing acute care services must meet standards that are intended to ensure that they remain intact and capable of continued operation following an earthquake. We began analyzing the nonstructural performance category (“NPC”) seismic requirements for our hospitals in California in 2022 and completed the analysis in 2023. This analysis, which identified the NPC work required to be completed in future years to bring our hospitals in compliance with the building requirements by the 2030 deadline, was submitted to the State for review at the end of 2023. At this time, we are unable to reasonably estimate the cost of the NPC and structural category performance (“SCP”) work our hospitals will require or the potential cost to retrofit them. The additional NPC work required will not change the timing or general nature of our ongoing or currently planned NPC or SCP work on our buildings.
Income Taxes—Income tax payments, net of tax refunds, were $243 million, and $161 million in the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $41 million pre‑tax, $39 million of which expires in 2026 to 2037 and $2 million of which has no expiration date, (2) charitable contribution carryforwards of approximately $52 million expiring in 2025 through 2027 and (3) state NOL carryforwards of approximately $3.339 billion expiring in 2024 through 2043 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $35 million.
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
Periodic examinations of our tax returns by the IRS or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2020 remain subject to audit by the IRS.
The Inflation Reduction Act of 2022 (the “Tax Act”) was enacted in August 2022. Among other things, the Tax Act implemented a corporate alternative minimum tax (“CAMT”) of 15% on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The provision pertaining to an excise tax on corporate stock repurchases imposes a nondeductible 1% excise tax on publicly traded corporations for the net value of certain stock that any such corporation repurchases. The value of the repurchases subject to the tax is reduced by the value of any stock the corporation issued during the tax year, including stock issued or provided to employees. The CAMT imposes a minimum tax on net income adjusted for certain items prescribed by the Tax Act. Both the CAMT and the excise tax provisions of the Tax Act are effective for tax years beginning after December 31, 2022. We expect to be subject to the CAMT; however, we currently do not expect any material impact.
SOURCES AND USES OF CASH
Our liquidity for the year ended December 31, 2023 was primarily derived from net cash provided by operating activities and cash on hand. We had $1.228 billion of cash and cash equivalents on hand at December 31, 2023 to fund our operations and capital expenditures, and our borrowing availability under our Credit Agreement was $1.500 billion based on our borrowing base calculation at December 31, 2023.
Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $2.374 billion in the year ended December 31, 2023 compared to $1.083 billion in the year ended December 31, 2022. Key factors contributing to the change between 2023 and 2022 included the following:
•No Medicare advances recouped or repaid in the year ended December 31, 2023 compared to $880 million recouped or repaid during 2022;
•A $128 million payment of payroll taxes deferred pursuant to COVID-19 legislation in 2022 compared to none in 2023;
•$10 million of cash received from pandemic-related grant programs during 2023 compared to $196 million received in 2022;
•Income tax payments that were $82 million higher in 2023 than in 2022;

•$60 million less in payments related to restructuring charges, acquisition‑related costs, and litigation costs and settlements in 2023; and
•The timing of other working capital items.
Net cash used in investing activities was $969 million for the year ended December 31, 2023 as compared to $808 million for the year ended December 31, 2022. Key factors contributing to the change between 2023 and 2022 primarily included the following: (1) proceeds from sales of facilities and other assets were $139 million lower during the 2023 period, primarily due to the sale of several medical office buildings and the sale of a portion of an interest in certain assets during the year ended December 31, 2022; and (2) proceeds received from the sale of our marketable securities decreased by $26 million during 2023.
Investing activities during the year ended December 31, 2022 primarily included: (1) capital expenditures of $762 million and (2) payments totaling $234 million to acquire businesses, partially offset by (3) proceeds from the sale of facilities and other assets of $210 million.
Net cash used in financing activities was $1.035 billion and $1.781 billion in the years ended December 31, 2023 and 2022, respectively. The 2023 period primarily included (1) distributions of $594 million to noncontrolling interest holders, (2) payments totaling $200 million to repurchase 3,112 thousand shares of our common stock under our repurchase program, and (3) payments of $167 million to purchase noncontrolling ownership interests, partially offset by (4) proceeds from the issuance of $1.350 billion aggregate principal amount of our 2031 Senior Secured First Lien Notes, which proceeds were subsequently used, together with cash on hand, to finance the redemption of the combined $1.345 billion aggregate principal amount outstanding of our September 2024 Senior Secured First Lien Notes and July 2024 Senior Secured First Lien Notes.
Financing activities during the year ended December 31, 2022 primarily included: (1) aggregate payments against our borrowings of $2.851 billion, the majority of which was used to retire $2.597 billion aggregate principal amount outstanding of our senior secured first lien notes and senior unsecured notes in advance of their maturity dates; (2) payments totaling $250 million to reacquire 5,889 thousand shares of our common stock under our repurchase program; and (3) distributions to noncontrolling interest holders of $560 million, including distributions of the proceeds from the sale of several medical office buildings to minority interest holders of $61 million. The aforementioned payments were partially offset by the $2.000 billion of proceeds received from the issuance of our 6.125% senior secured first lien notes due June 15, 2030 during the year ended December 31, 2022.
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
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At December 31, 2023, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. At December 31, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at December 31, 2023. We were in compliance with all covenants and conditions in our Credit Agreement at December 31, 2023.
Letter of Credit Facility—Our LC Facility provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At December 31, 2023, we were in compliance with all covenants and conditions in the LC Facility, and we had $111 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—A detailed discussion of our debt transactions during the year ended December 31, 2023 is provided under the Cash Requirements subsection above. In aggregate, we recognized a loss from the early extinguishment of debt of $11 million in the year ended December 31, 2023 related to our redemption of certain senior secured first lien notes prior to their scheduled maturity dates. This loss was primarily related to the differences between the purchase prices and the par values of the notes we redeemed, as well as the write-off of unamortized issuance costs associated with them.

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
We have not relied on commercial paper or other short-term financing arrangements or entered into repurchase agreements or other short-term financing arrangements not otherwise reported in our balance sheet. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest except for borrowings, if any, under our Credit Agreement.
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
We determine the transaction price based on gross charges for services provided, reduced by contractual adjustments recognized for third‑party payers, discounts provided to uninsured patients in accordance with our Compact, and estimated implicit price concessions related primarily to uninsured patients. We determine our estimates of contractual adjustments and discounts based on contractual agreements, our discount policies and historical experience. We determine our estimate of implicit price concessions based on our historical collection experience using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.
The final determination of certain FFS Medicare and Medicaid program payments to our hospitals, such as DSH, DGME, IME and bad debt expense reimbursement, are retrospectively determined based on our hospitals’ cost reports. The final determination of these payments often takes many years to resolve because of audits by the program representatives, providers’ rights of appeal, and the application of numerous technical reimbursement provisions. We therefore record accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we adjust the accrual for estimated cost report settlements based on those cost reports and subsequent activity, and we consider the necessity of recording a valuation allowance based on historical settlement results. The accrual for estimated cost report settlements for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded, if necessary, based on the method previously described. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. In addition, because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates we record could change by material amounts.
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2023, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $25 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the year ended December 31, 2023. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
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
Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at December 31, 2023, a 10% increase or decrease in our self‑pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in a favorable or unfavorable adjustment to patient accounts receivable of approximately $11 million.
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
Our estimated reserves for professional and general liability claims will change significantly if future trends differ from projected trends. We believe it is reasonably likely for there to be a 500 basis point increase or decrease in our frequency or severity trend. Based on our reserves and other information at December 31, 2023, a 500 basis point increase in our frequency trend would increase the estimated reserves by $34 million, and a 500 basis point decrease in our frequency trend would decrease the estimated reserves by $29 million. A 500 basis point increase in our severity trend would increase the estimated reserves by $250 million, and a 500 basis point decrease in our severity trend would decrease the estimated reserves by $146 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves:

	December 31,
	2023	2022
Case reserves	$270	$343
Incurred but not reported and loss development reserves	776	702
Total reserves	$1,046	$1,045
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
Malpractice claims generally take up to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of reserves at December 31, 2023 and 2022 representing unsettled claims was approximately 99% and 95%, respectively.
The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2023	2022
Accrual for professional and general liability claims, beginning of the year	$1,045	$1,045
Less losses recoverable from re-insurance and excess insurance carriers	(47)	(38)
Expense related to(1):
Current year	232	173
Prior years	116	74
Total incurred loss and loss expense	348	247
Paid claims and expenses related to:
Current year	(6)	(7)
Prior years	(318)	(249)
Total paid claims and expenses	(324)	(256)
Plus losses recoverable from re-insurance and excess insurance carriers	24	47
Accrual for professional and general liability claims, end of year	$1,046	$1,045

(1)Total malpractice expense for continuing operations, including premiums for insured coverage and recoveries from third parties, was $369 million and $276 million in the years ended December 31, 2023 and 2022, respectively.
IMPAIRMENT OF LONG-LIVED ASSETS
We evaluate our long‑lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable from estimated future undiscounted cash flows (“UDCF”). If the estimated future UDCF are less than the carrying value of the asset group, we calculate the amount of an impairment charge only if the carrying value of the asset group exceeds the fair value. For purposes of impairment testing, all asset groups are evaluated at a level below that of the reporting unit, and their carrying values do not include any allocations of goodwill. The fair values of assets are estimated based on third‑party appraisals, established market values of comparable assets or internally developed estimates of future net cash flows expected to result from the use and ultimate disposition of those assets. The estimates of these future net cash flows are based on assumptions and projections we believe to be reasonable and supportable. Estimates require our subjective judgments and take into account assumptions about revenue and expense growth rates, operating margins and recoverable disposition values, based on industry and operating factors. These assumptions may vary by type of asset group and presume stable, improving or, in some cases, declining results, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.

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
•the nature of the ultimate disposition of the assets; and
•macro-economic conditions such as inflation, gross domestic product (GDP) growth and unforeseen technological advancements.
Impairment charges during the year ended December 31, 2023 totaled $43 million and primarily related to the write‑down of our investment in certain equity method investments held by our Ambulatory Care segment. During the year ended December 31, 2022, we recorded $94 million of impairment charges, of which $82 million related to the impairment of certain buildings and medical equipment located in one of our markets. During the year ended December 31, 2021, we recorded $8 million of impairment charges, primarily related to the write‑down of certain indefinite-lived management contracts within our Ambulatory Care segment to their estimated fair values. Of the total impairment charges recognized for the years ended December 31, 2023, 2022 and 2021, $1 million, $88 million and $3 million, respectively, related to our Hospital Operations segment and $42 million, $6 million and $5 million, respectively, related to our Ambulatory Care segment.
In our most recent impairment analysis as of December 31, 2023, we had one asset group, including two hospitals and related operations, with a carrying value of $181 million and whose estimated UDCF was approximately 99% of the asset group’s carrying value. However, the asset group’s estimated fair value exceeded its carrying value by 106%, therefore no impairment was recognized. Future adverse trends that necessitate unfavorable changes in the assumptions and projections underlying our fair value estimate could result in the estimated fair value being less than the carrying value of the long‑lived assets, and material impairment charges could result.
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
Our reporting segments are the reporting units used to perform our goodwill analysis. At December 31, 2022, our business was organized into three separate reporting segments: Hospital Operations and other, Ambulatory Care and Conifer. During the three months ended December 31, 2023, we combined our Hospital Operations and other and Conifer segments into a single reporting segment named Hospital Operations and Services (Hospital Operations). This change was made to reflect recent updates to the organizational and management structure of our Conifer and Hospital Operations and other segments. We performed our annual goodwill impairment analysis as of October 1, 2023 based on our three separate reporting segments. We performed an additional goodwill impairment analysis as of December 31, 2023, following the combination of our Hospital Operations and other and Conifer segments, based on our new two-segment structure. Factors considered in these analyses included recent and estimated future operating trends derived from macro‑economic conditions, industry conditions and other factors specific to each reporting segment. Neither of the impairment analyses resulted in the identification of a goodwill impairment. At December 31, 2023 and 2022, the allocated goodwill balances related to our Hospital Operations segment were $3.119 billion and $3.411 billion, respectively, and $7.188 billion and $6.712 billion, respectively, related to our Ambulatory Care segment.
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
During the year ended December 31, 2023, the valuation allowance increased by $71 million, including an increase of $73 million due to limitations on the tax deductibility of interest expense and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2023 was $248 million.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market‑sensitive financial instruments at December 31, 2023. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$120	$92	$2,149	$3,029	$3,114	$6,619	$15,123	$14,656
Average effective interest rates	6.4%	7.2%	4.9%	5.7%	5.8%	5.5%	5.6%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To Our Shareholders:
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2023. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.
In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2023.
Tenet’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2023, and that firm’s audit report on such Consolidated Financial Statements is also included herein.
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

/s/ SAUMYA SUTARIA	/s/ SUN PARK
Saumya Sutaria, M.D.	Sun Park
Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 16, 2024	February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Tenet Healthcare Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.
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
February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Tenet Healthcare Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, other comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Net Operating Revenues and Accounts Receivable — Implicit Price Concessions — Refer to Notes 1, 3, and 15 to the financial statements
Critical Audit Matter Description
Management reports net patient service revenues and accounts receivable at the amounts that reflect the consideration to which they expect to be entitled for providing patient care. The transaction price is based on gross charges for services provided, reduced by contractual adjustments recognized for third-party payers, discounts provided to uninsured patients in accordance with the Company’s Compact with Uninsured Patients, and estimated implicit price concessions related primarily to uninsured patients and patients with co-pays, co-insurance and deductibles. The implicit price concessions are estimates developed by management based on their historical collection experience for payer classes using a portfolio approach.
We identified the estimate of implicit price concessions for certain hospital markets in the Hospital Operations and Services segment as a critical audit matter because of the significant judgments made by management to reduce net patient service revenues and accounts receivable for these hospital markets to their net realizable value through implicit price concessions. Performing audit procedures to evaluate management’s estimate of implicit price concessions involved especially subjective auditor judgment given the inherent subjectivity in collection trends from changes in the economy, patient volumes, amounts to be paid by patients with insurance, and other factors considered by management.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of the implicit price concessions used to reduce net patient service revenues and accounts receivable to their net realizable value for certain hospital markets in the Hospital Operations and Services segment included the following, among others:
•We tested the effectiveness of controls related to net patient service revenues and the valuation of accounts receivable, including the historical collection data for payer classes.
•We evaluated the methods and assumptions used by management to estimate the implicit price concessions by:
–Testing the underlying data that served as the basis for the implicit price concessions developed by management, including the historical collections data for payer classes, to evaluate whether the inputs to management’s estimate were reasonable.
–Performing a retrospective analysis on management’s reserve estimates for prior years by (1) calculating the reserves based on actual collection results and comparing to management’s recorded balances and (2) comparing actual write-offs in the current year to the prior year estimated losses.
•We independently recalculated reserve rates using historical collection data for each payer class. We then compared the result to the implicit price concession estimate developed by management to evaluate the reasonableness of accounts receivable and net patient service revenues.
Professional and General Liability Reserves — Refer to Notes 1 and 16 to the financial statements
Critical Audit Matter Description
Management records accruals for the portion of their professional and general liability risks, including incurred but not reported claims, for which they are self-insured and that are probable and can be reasonably estimated. These accruals are estimated based on modeled estimates of projected payments using case-specific facts and circumstances and the Company’s historical claim loss reporting, claim development and settlement patterns, reported and closed claim counts, and a variety of hospital census information.
We identified the professional and general liability reserves for hospitals in the Hospital Operations and Services segment as a critical audit matter because auditing management’s estimate for these reserves involved especially subjective auditor judgment and required the involvement of our actuarial specialists given the subjectivity of estimating the projected liability of reported and unreported claims.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the professional and general liability reserves for hospitals in the Hospital Operations and Services segment included the following, among others:
•We tested the effectiveness of controls related to the professional and general liability reserves, including those over the estimation of the projected liability of reported and unreported claims.
•We evaluated the data used by management to estimate the professional and general liability reserves by:
–Testing the underlying data that served as the basis for the actuarial analyses, including historical claims, to evaluate whether the inputs to the actuarial estimates were reasonable.
–Comparing management’s prior year expected emergence of losses to actual losses incurred during the current year.
•With the assistance of our actuarial specialists, we developed an independent range of estimates of the professional and general liability reserves, using loss data, historical and industry claim development factors, among other factors, and compared our estimates to the recorded balance.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 16, 2024
We have served as the Company's auditor since 2007.

CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,228	$858
Accounts receivable	2,914	2,943
Inventories of supplies, at cost	411	405
Assets held for sale	775	—
Other current assets	1,839	1,775
Total current assets	7,167	5,981
Investments and other assets	3,157	3,147
Deferred income taxes	77	19
Property and equipment, at cost, less accumulated depreciation and amortization ($6,478 at December 31, 2023 and $6,201 at December 31, 2022)	6,236	6,462
Goodwill	10,307	10,123
Other intangible assets, at cost, less accumulated amortization ($1,447 at December 31, 2023 and $1,428 at December 31, 2022)	1,368	1,424
Total assets	$28,312	$27,156
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$120	$145
Accounts payable	1,408	1,504
Accrued compensation and benefits	930	778
Professional and general liability reserves	254	255
Accrued interest payable	200	213
Liabilities held for sale	69	—
Other current liabilities	1,779	1,581
Total current liabilities	4,760	4,476
Long-term debt, net of current portion	14,882	14,934
Professional and general liability reserves	792	790
Defined benefit plan obligations	335	331
Deferred income taxes	326	217
Other long-term liabilities	1,709	1,800
Total liabilities	22,804	22,548
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,391	2,149
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 157,271 shares issued at December 31, 2023 and 156,462 shares issued at December 31, 2022	8	8
Additional paid-in capital	4,834	4,778
Accumulated other comprehensive loss	(181)	(181)
Accumulated deficit	(192)	(803)
Common stock in treasury, at cost, 57,321 shares at December 31, 2023 and 54,215 shares at December 31, 2022	(2,861)	(2,660)
Total shareholders’ equity	1,608	1,142
Noncontrolling interests	1,509	1,317
Total equity	3,117	2,459
Total liabilities and equity	$28,312	$27,156
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2023	2022	2021
Net operating revenues	$20,548	$19,174	$19,485
Grant income	16	194	191
Equity in earnings of unconsolidated affiliates	228	216	218
Operating expenses:
Salaries, wages and benefits	9,146	8,844	8,878
Supplies	3,590	3,273	3,328
Other operating expenses, net	4,515	3,998	4,206
Depreciation and amortization	870	841	855
Impairment and restructuring charges, and acquisition-related costs	137	226	85
Litigation and investigation costs	47	70	116
Net gains on sales, consolidation and deconsolidation of facilities	(23)	(1)	(445)
Operating income	2,510	2,333	2,871
Interest expense	(901)	(890)	(923)
Other non-operating income, net	19	10	14
Loss from early extinguishment of debt	(11)	(109)	(74)
Income from continuing operations, before income taxes	1,617	1,344	1,888
Income tax expense	(306)	(344)	(411)
Income from continuing operations, before discontinued operations	1,311	1,000	1,477
Discontinued operations:
Income (loss) from operations	—	1	(1)
Income (loss) from discontinued operations, net of tax	—	1	(1)
Net income	1,311	1,001	1,476
Less: Net income available to noncontrolling interests	700	590	562
Net income available to Tenet Healthcare Corporation common shareholders	$611	$411	$914
Amounts available to Tenet Healthcare Corporation common shareholders:
Income from continuing operations, net of tax	$611	$410	$915
Income (loss) from discontinued operations, net of tax	—	1	(1)
Net income available to Tenet Healthcare Corporation common shareholders	$611	$411	$914
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$6.01	$3.83	$8.56
Discontinued operations	—	0.01	(0.01)
	$6.01	$3.84	$8.55
Diluted
Continuing operations	$5.71	$3.78	$8.43
Discontinued operations	—	0.01	(0.01)
	$5.71	$3.79	$8.42
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	101,639	106,929	106,833
Diluted	104,800	110,516	108,571
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions

	Years Ended December 31,
	2023	2022	2021
Net income	$1,311	$1,001	$1,476
Other comprehensive income:
Adjustments for defined benefit plans	(9)	63	50
Amortization of net actuarial loss included in other non-operating income, net	7	9	11
Unrealized gain (loss) on debt securities held as available-for-sale	2	(4)	—
Foreign currency translation adjustments and other	—	1	1
Other comprehensive income before income taxes	—	69	62
Income tax expense related to items of other comprehensive income	—	(17)	(14)
Total other comprehensive income, net of tax	—	52	48
Comprehensive net income	1,311	1,053	1,524
Less: Comprehensive income available to noncontrolling interests	700	590	562
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$611	$463	$962
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Dollars in Millions, Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2020	106,070	$7	$4,844	$(281)	$(2,128)	$(2,414)	$909	$937
Net income	—	—	—	—	914	—	226	1,140
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(206)	(206)
Other comprehensive income	—	—	—	48	—	—	—	48
Accretion of redeemable noncontrolling interests	—	—	(11)	—	—	—	—	(11)
Purchases of businesses and noncontrolling interests, net	—	—	—	—	—	—	97	97
Stock-based compensation expense, tax benefit and issuance of common stock	1,119	1	44	—	—	4	—	49
Balances at December 31, 2021	107,189	8	4,877	(233)	(1,214)	(2,410)	1,026	2,054
Net income	—	—	—	—	411	—	242	653
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Other comprehensive income	—	—	—	52	—	—	—	52
Accretion of redeemable noncontrolling interests	—	—	(104)	—	—	—	—	(104)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(34)	—	—	—	278	244
Repurchases of common stock	(5,889)	—	—	—	—	(250)	—	(250)
Stock-based compensation expense, tax benefit and issuance of common stock	947	—	39	—	—	—	—	39
Balances at December 31, 2022	102,247	8	4,778	(181)	(803)	(2,660)	1,317	2,459
Net income	—	—	—	—	611	—	334	945
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(289)	(289)
Purchases of businesses and noncontrolling interests, net	—	—	5	—	—	—	147	152
Repurchases of common stock	(3,112)	—	—	—	—	(201)	—	(201)
Stock-based compensation expense, tax benefit and issuance of common stock	815	—	51	—	—	—	—	51
Balances at December 31, 2023	99,950	$8	$4,834	$(181)	$(192)	$(2,861)	$1,509	$3,117
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Years Ended December 31,
	2023	2022	2021
Net income	$1,311	$1,001	$1,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	870	841	855
Deferred income tax expense	52	209	250
Stock-based compensation expense	66	56	56
Impairment and restructuring charges, and acquisition-related costs	137	226	85
Litigation and investigation costs	47	70	116
Net gains on sales, consolidation and deconsolidation of facilities	(23)	(1)	(445)
Loss from early extinguishment of debt	11	109	74
Equity in earnings of unconsolidated affiliates, net of distributions received	(13)	2	(10)
Amortization of debt discount and debt issuance costs	32	33	33
Pre-tax loss (income) from discontinued operations	—	(1)	1
Net gains from the sale of investments and long-lived assets	(29)	(117)	(23)
Other items, net	(4)	13	(10)
Changes in cash from operating assets and liabilities:
Accounts receivable	(29)	(140)	(197)
Inventories and other current assets	(139)	(64)	(52)
Income taxes	10	(26)	68
Accounts payable, accrued expenses, contract liabilities and other current liabilities	215	(898)	(584)
Other long-term liabilities	14	(15)	28
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(154)	(214)	(153)
Net cash used in operating activities from discontinued operations, excluding income taxes	—	(1)	—
Net cash provided by operating activities	2,374	1,083	1,568
Cash flows from investing activities:
Purchases of property and equipment	(751)	(762)	(658)
Purchases of businesses or joint venture interests, net of cash acquired	(224)	(234)	(1,220)
Proceeds from sales of facilities and other assets	71	210	1,248
Proceeds from sales of marketable securities and long-term investments	50	76	31
Purchases of marketable securities and equity investments	(104)	(92)	(108)
Other items, net	(11)	(6)	(7)
Net cash used in investing activities	(969)	(808)	(714)
Cash flows from financing activities:
Repayments of borrowings	(1,542)	(2,851)	(3,221)
Proceeds from borrowings	1,370	2,023	2,872
Repurchases of common stock	(200)	(250)	—
Debt issuance costs	(16)	(24)	(31)
Distributions paid to noncontrolling interests	(594)	(560)	(423)
Proceeds from the sale of noncontrolling interests	43	27	25
Purchases of noncontrolling interests	(167)	(100)	(27)
Medicare advances and grants received by unconsolidated affiliates, net of recoupment	—	—	(67)
Other items, net	71	(46)	(64)
Net cash used in financing activities	(1,035)	(1,781)	(936)
Net increase (decrease) in cash and cash equivalents	370	(1,506)	(82)
Cash and cash equivalents at beginning of period	858	2,364	2,446
Cash and cash equivalents at end of period	$1,228	$858	$2,364
Supplemental disclosures:
Interest paid, net of capitalized interest	$(882)	$(848)	$(937)
Income tax payments, net	$(243)	$(161)	$(92)
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. At December 31, 2022, our business was organized into three separate reporting segments: Hospital Operations and other, Ambulatory Care and Conifer. During the three months ended December 31, 2023, we combined our Hospital Operations and other and Conifer segments into a single reporting segment named Hospital Operations and Services (“Hospital Operations”). The results of the revenue cycle management and value-based care services we provide to hospitals, health systems, physician practices, employers and other clients previously reported under our Conifer segment are now combined with our Hospital Operations segment. See below for additional discussion of this change.
Our expansive, nationwide care delivery network now consists of our Hospital Operations and Ambulatory Care segments. As of December 31, 2023, our Hospital Operations segment was comprised of our 61 acute care and specialty hospitals, a network of employed physicians and 164 outpatient facilities, including imaging centers, urgent care centers (each, a “UCC”), ancillary emergency facilities and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of our subsidiary USPI Holding Company, Inc. (“USPI”), which held indirect ownership interests in 461 ambulatory surgery centers and 24 surgical hospitals at December 31, 2023. USPI held noncontrolling interests in 155 of these facilities, which are recorded using the equity method of accounting. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor University Medical Center (“Baylor”) held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100% (see Note 13 for additional information about this transaction). In addition, we operate a Global Business Center (“GBC”) in Manila, Philippines.
Basis of Presentation
Our Consolidated Financial Statements include the accounts of Tenet and its wholly owned and majority‑owned subsidiaries. We eliminate intercompany accounts and transactions in consolidation, and we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition. We account for significant investments in other affiliated companies using the equity method. We also utilize the equity method when we have the ability to exercise significant influence over the affiliated company, despite not holding a significant percentage of its ownership interest. Unless otherwise indicated, all financial and statistical data included in these notes to our Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per‑share amounts) and share amounts expressed in thousands.
We adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), effective as of January 1, 2022 using the modified retrospective method. Among other amendments, ASU 2020-06 changed the accounting for diluted earnings‑per‑share for convertible instruments and contracts that may be settled in cash or stock. ASU 2020-06 eliminated an entity’s ability to rebut the presumption of share settlement for convertible instruments and contracts that can be partially or fully settled in cash at the issuer’s election. Additionally, ASU 2020-06 requires that the if‑converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. As a result of our adoption of ASU 2020-06, diluted weighted average shares outstanding increased by approximately 2,364 thousand shares and 2,673 thousand shares for the years ended December 31, 2023 and 2022, respectively, and diluted earnings per share available to Tenet common shareholders decreased by $0.26 and $0.01, respectively, for these same periods.
Changes to prior-year presentation—At December 31, 2022, our business was organized into three separate reporting segments: Hospital Operations and other, Ambulatory Care and Conifer. During the three months ended December 31, 2023, we combined our Hospital Operations and other and Conifer segments into a single reporting segment named Hospital Operations and Services (Hospital Operations). This change was made to reflect recent updates to the organizational and management structure of our Conifer and Hospital Operations and other segments. All prior‑period data presented in this report has been adjusted to conform to our new reporting segment structure.
As of December 31, 2023, our business was organized into two reporting segments:
•our Hospital Operations segment, which includes (1) our acute care and specialty hospitals, physician practices, imaging centers, UCCs, ancillary emergency facilities and micro‑hospitals, and (2) the revenue cycle management and value‑based care services we provide to hospitals, health systems, physician practices, employers and other clients through our Conifer Health Solutions, LLC joint venture; and

•our Ambulatory Care segment, which is comprised of the ambulatory surgery center and surgical hospital operations of our subsidiary USPI Holding Company, Inc.
In addition, contract liabilities and contract liabilities – long-term are no longer significant enough to present separately. These obligations are now included in other current liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.
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
COVID-19 Pandemic
During the COVID‑19 pandemic, federal, state and local authorities undertook several actions designed to assist healthcare providers in delivering care to COVID‑19 and other patients and to mitigate the adverse economic impact of the pandemic. Among other things, federal legislation (collectively, the “COVID Acts”) authorized grant payments to be distributed through the Public Health and Social Services Emergency Fund (“PRF”) to healthcare providers who experienced lost revenues and increased expenses as a result of the pandemic. The COVID Acts also revised the Medicare accelerated payment program (“MAPP”) and permitted employers to defer payroll Social Security tax payments in 2020. Our participation in these programs and the related accounting policies are summarized below. The Secretary of the U.S. Department of Health and Human Services (“HHS”) ended the COVID‑19 Public Health Emergency in May 2023.
Grant Income—As detailed in the table below, we received cash payments from the PRF and state and local grant programs during the years ended December 31, 2023, 2022 and 2021. Grant funds received by our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate are included in cash flows from operating activities in our consolidated statements of cash flows. Grant funds received by unconsolidated affiliates for which we provide cash management services (“Cash‑Managed Affiliates”) are included in cash flows from financing activities.

	Years Ended December 31,
	2023	2022	2021
Grant funds received from COVID-19 relief programs:
Included in cash flows from operating activities:
Hospital Operations	$10	$193	$142
Ambulatory Care	—	3	36
	$10	$196	$178

Included in cash flows from financing activities:
Cash‑Managed Affiliates	$—	$—	$37
To receive distributions, providers agreed to certain terms and conditions, including, among other things, that the funds would be used for lost revenues and unreimbursed pandemic‑related costs as defined by HHS, and that the providers would not seek collection of out‑of‑pocket payments from a COVID‑19 patient that are greater than what the patient would have otherwise been required to pay if the care had been delivered by an in‑network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by the Secretary of HHS. PRF funds not utilized by the established deadlines, generally 12 to 18 months after receipt, will be recouped by HHS.
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

	Years Ended December 31,
	2023	2022	2021
Grant income recognized from COVID-19 relief programs:
Included in grant income:
Hospital Operations	$15	$190	$142
Ambulatory Care	1	4	49
	$16	$194	$191

Included in equity in earnings of unconsolidated affiliates:
Unconsolidated affiliates	$—	$—	$14
We had no deferred grant payments remaining at December 31, 2023, and we had $7 million of deferred grant payments at December 31, 2022, which amount was recorded in other current liabilities in the accompanying Consolidated Balance Sheet.
Medicare Accelerated Payment Program (MAPP)—In certain circumstances, when a healthcare facility is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the MAPP. The COVID Acts revised the MAPP to disburse payments to healthcare providers more quickly and to allow recipients to retain the advance payments for one year from the date of receipt before recoupment commenced through offsets of Medicare claims payments. Recipients were also permitted to repay the advance payments at any time. Our Hospital Operations and Ambulatory Care segments both received advance payments from the MAPP following its expansion under the COVID Acts in the year ended December 31, 2020; however, no additional advances were received in the subsequent years.
The table below summarizes MAPP advances received in prior periods that were repaid or recouped during the years ended December 31, 2022 and 2021. No advances were repaid or recouped during the year ended December 31, 2023. Advances to our Hospital Operations segment and those facilities in our Ambulatory Care segment that we consolidate were recouped through a reduction of their respective Medicare claims payments and, together with any repayments, are presented in cash flows from operating activities in our consolidated statements of cash flows. Advance payments to our Cash‑Managed Affiliates were recouped through a reduction of those affiliates’ Medicare claims payments and, together with any repayments, are presented in cash flows from financing activities.

	Years Ended December 31,
	2022	2021
MAPP advances repaid or recouped:
Included in cash flows from operating activities:
Hospital Operations	$876	$457
Ambulatory Care	4	55
	$880	$512

Included in cash flows from financing activities:
Cash‑Managed Affiliates	$—	$104
All remaining MAPP advances we previously received were fully repaid or recouped during the year ended December 31, 2022, which resulted in no outstanding liability at December 31, 2023 and 2022.
Deferral of Employment Tax Payments—The COVID Acts permitted employers to defer payment of the 6.2% employer Social Security tax beginning March 27, 2020 through December 31, 2020. Deferred tax amounts were required to be paid in equal amounts over two years beginning in December 2021. We remitted the employer’s Social Security tax payments deferred during 2020 in payments of $128 million in December 2022 and 2021.
Translation of Foreign Currencies
Our GBC, which is located in the Philippines, performs certain administrative functions and other support tasks. The GBC’s accounts are measured in its local currency (the Philippine peso) and then translated into U.S. dollars. All assets and liabilities denominated in foreign currency are translated using the current rate of exchange at the balance sheet date. Results of operations denominated in foreign currency are translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates are accumulated in shareholders’ equity.

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
Net Patient Service Revenues
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
We determine the transaction price based on gross charges for services provided, reduced by contractual adjustments recognized for third‑party payers, discounts provided to uninsured patients in accordance with our Compact, and estimated implicit price concessions related primarily to uninsured patients. We determine our estimates of contractual adjustments and discounts based on contractual agreements, our discount policies and historical experience. We determine our estimate of implicit price concessions based on our historical collection experience using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.
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
Government Programs—The final determination of certain fee‑for‑service (“FFS”) Medicare and Medicaid program payments to our hospitals, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share hospital and bad debt expense reimbursement, are retrospectively determined based on our hospitals’ cost reports. The final determination of these payments often takes many years to resolve because of audits by the program representatives, providers’ rights of appeal, and the application of numerous technical reimbursement provisions. We therefore record accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we adjust the accrual for estimated cost report settlements based on those cost reports and subsequent activity, and we consider the necessity of recording a valuation allowance based on historical settlement results. The accrual for estimated cost report settlements for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded, if necessary, based on the method previously described. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.
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
Private Insurance—Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the years ended December 31, 2023, 2022 or 2021. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
We know of no claims, disputes or unsettled matters with any payer that would materially affect our revenues for which we have not adequately provided in the accompanying Consolidated Financial Statements.
Uninsured Patients—Generally, patients who are covered by third‑party payers are responsible for related co‑pays, co‑insurance and deductibles, which vary in amount. We also provide services to uninsured patients and offer uninsured patients a discount from standard charges. We estimate the transaction price for patients with co‑pays, co‑insurance and deductibles and for those who are uninsured based on historical collection experience and current market conditions. Under our Compact and other uninsured discount programs, the discount offered to certain uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self‑pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value at the time they are recorded through implicit price concessions based on historical collection trends for self‑pay accounts and other factors that affect the estimation process.
Implicit Price Concessions—We record implicit price concessions, primarily related to uninsured patients and patients with co‑pays, co‑insurance and deductibles. The implicit price concessions included in estimating the transaction price represent the difference between amounts billed to patients and the amounts we expect to collect based on our collection history with similar patients. Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co‑pays, co‑insurance and deductibles due from patients with insurance, at the time of service while complying with all federal and state statutes and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non‑emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.
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
Revenue Cycle Management and Other Services
Our Hospital Operations segment also provides revenue cycle management and other services to health systems, individual hospitals and physician practices. We recognize revenue from our contracts when the underlying performance obligations are satisfied, which is generally as services are rendered. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled.
At contract inception, we assess the services specified in our contracts with customers and identify a performance obligation for each distinct contracted service. We generally consider the following distinct services as separate performance obligations:
•revenue cycle management services;
•value‑based care services;
•patient communication and engagement services;
•consulting services; and
•other client‑defined projects.
Our contracts generally consist of fixed‑price, volume‑based or contingency‑based fees. Long‑term contracts typically provide for the delivery of recurring monthly services over a multi‑year period. The contracts are typically priced such that our monthly fee to our customer represents the value obtained by the customer in the month for those services. Such multi‑year service contracts may have upfront fees related to transition or integration work performed by us to set up the delivery for the ongoing services. Such transition or integration work typically does not result in a separately identifiable obligation; thus, the fees and expenses related to such work are deferred and recognized over the life of the related contractual service period. For contracts in which the amortization period of the asset is one year or less, we have elected to apply the practical expedient provided by FASB ASC 340‑40‑25‑4 and expense these costs as incurred.
Revenue for fixed‑priced contracts is typically recognized at the time of billing unless evidence suggests that the revenue is earned or our obligations are fulfilled in a different pattern. Revenue for volume‑based contracts is typically recognized as the services are being performed at the contractually billable rate, which is generally a percentage of collections or a percentage of client net patient revenue.
Contract Assets and Liabilities—Our client contract terms, including payment conditions, are diverse. For non‑fixed‑price arrangements, we may invoice clients before we perform the contracted services, with subsequent adjustments (true‑up) to align with actual fees. In contrast, some contracts require payment after we have performed the contracted services (in arrears). Contracts may also feature performance‑based incentives or penalties, along with other variable consideration. Revenue recognition occurs when services are rendered and the client gains control or benefit of the services, regardless of the invoicing schedule, leading to the recognition of a contract asset for unbilled revenue. Unbilled revenue is recognized as receivables in the month the services are performed. Conversely, advance payments from clients result in the recognition of a contract liability for deferred revenue until the revenue recognition requirements are met.

Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $1.228 billion and $858 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, our book overdrafts were $187 million and $266 million, respectively, which were classified as accounts payable. At December 31, 2023 and 2022, $100 million and $140 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
At December 31, 2023, 2022 and 2021, we had $154 million, $196 million and $95 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $141 million, $191 million and $88 million, respectively, were included in accounts payable.
In June 2022, we acquired all of Baylor’s 5% voting ownership interest in USPI. We paid $11 million from cash on hand and recognized a liability of $377 million, the present value of the liability on the acquisition date, for the remainder of the purchase price. We recorded reductions in redeemable noncontrolling interest of $365 million for the carrying value of Baylor’s ownership interest and $23 million to additional paid-in capital for the difference between the carrying value and present value of the purchase price for the shares on the acquisition date. This has been reflected as noncash financing activity in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2022. Payments made subsequent to the transaction’s close are reflected as cash activity within the financing section of our consolidated statements of cash flows in the respective period. See Note 18 for additional information about this transaction.
Investments in Debt and Equity Securities
We classify investments in debt securities as either available‑for‑sale, held‑to‑maturity or as part of a trading portfolio. Our policy is to classify investments in debt securities that may be needed for cash requirements as “available‑for‑sale.” At December 31, 2023 and 2022, we had no significant investments in debt securities classified as either held‑to‑maturity or trading. We carry debt securities classified as available‑for‑sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss). We periodically evaluate available-for-sale securities in unrealized loss positions for credit impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be impaired as the result of a credit loss, we record a loss in our consolidated statements of operations.
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
Investments in Unconsolidated Affiliates
As of December 31, 2023, we controlled 330 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (155 of 485 at December 31, 2023), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations. In the year ended December 31, 2021, equity in earnings of unconsolidated affiliates included $14 million from grant funds recognized by our Ambulatory Care segment’s unconsolidated affiliates. No additional revenue was recognized from grant funds by unconsolidated affiliates during the years ended December 31, 2023 and 2022.

Summarized financial information for equity method investees is included in the following table. For investments acquired during the reported periods, amounts below include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	December 31,
	2023	2022	2021
Current assets	$1,223	$1,142	$1,176
Noncurrent assets	$1,355	$1,356	$1,390
Current liabilities	$(456)	$(479)	$(495)
Noncurrent liabilities	$(917)	$(878)	$(855)
Noncontrolling interests	$(670)	$(644)	$(659)

	Years Ended December 31,
	2023	2022	2021
Net operating revenues	$3,510	$3,360	$3,030
Net income	$860	$805	$836
Net income attributable to the investees	$484	$453	$499
The equity method investment that contributed the most to our equity in earnings of unconsolidated affiliates during the years ended December 31, 2023, 2022 and 2021 was Texas Health Ventures Group, LLC (“THVG”), which is operated by USPI. THVG represented $104 million, $89 million and $107 million of total equity in earnings of unconsolidated affiliates of $228 million, $216 million and $218 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Property and Equipment
Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight‑line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. Interest costs related to construction projects are capitalized. In the years ended December 31, 2023, 2022 and 2021, capitalized interest was $9 million, $8 million and $4 million, respectively.
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
Leases
We determine if an arrangement is a lease at inception of the contract. Our right‑of‑use assets represent our right to use the underlying assets for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right‑of‑use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. For our Hospital Operations segment, we estimate our incremental borrowing rates for our portfolio of leases using documented rates included in our recent equipment finance leases or, if applicable, recent secured debt issuances that correspond to various lease terms. We also give consideration to information obtained from our bankers, our secured debt fair value and publicly available data for instruments with similar characteristics. For our Ambulatory Care segment, we estimate an incremental borrowing rate for each center by utilizing historical and projected financial data, estimating a hypothetical credit rating using publicly available market data and adjusting the market data to reflect the effects of collateralization.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. Our reporting segments are the reporting units used to perform our goodwill analysis. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on third‑party appraisals, established market prices for comparable assets or internally developed estimates of future net cash flows and presume stable, improving or, in some cases, declining results at our hospitals, depending on their circumstances.
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
Segment Reporting
Our Hospital Operations segment generated 81%, 83% and 86% of our net operating revenues in the years ended December 31, 2023, 2022 and 2021, respectively. Major decisions, including capital resource allocations, are made at the consolidated level, not at the market or hospital level. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.
Costs Associated with Exit or Disposal Activities
We recognize costs associated with exit (including restructuring) or disposal activities when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.
NOTE 2. EQUITY
Nonredeemable Noncontrolling Interests
Our nonredeemable noncontrolling interests balances at December 31, 2023 and 2022 in the accompanying Consolidated Statements of Changes in Equity were comprised of $185 million and $132 million, respectively, from our Hospital Operations segment, and $1.324 billion and $1.185 billion, respectively, from our Ambulatory Care segment. Our net income attributable to nonredeemable noncontrolling interests for the years ended December 31, 2023, 2022 and 2021 were comprised of $30 million, $21 million and $21 million, respectively, from our Hospital Operations segment, and $304 million, $221 million and $205 million, respectively, from our Ambulatory Care segment.
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

The table below summarizes transactions completed under the repurchase program during the years ended December 31, 2023 and 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
Inception through October 31, 2022	1,800	$41.81	1,800	$925
November 1 through November 30, 2022	4,089	$42.74	4,089	$750
December 1 through December 31, 2022	—	$—	—	$750
Inception through December 31, 2022	5,889	$42.45	5,889

January 1 through January 31, 2023	—	$—	—	$750
February 1 through February 28, 2023	—	$—	—	$750
March 1 through March 31, 2023	906	$55.03	906	$700
April 1 through April 30, 2023	—	$—	—	$700
May 1 through May 31, 2023	580	$69.17	580	$660
June 1 through June 30, 2023	—	$—	—	$660
July 1 through July 31, 2023	—	$—	—	$660
August 1 through August 31, 2023	—	$—	—	$660
September 1 through September 30, 2023	—	$—	—	$660
October 1 through October 31, 2023	—	$—	—	$660
November 1 through November 30, 2023	982	$67.12	982	$594
December 1 through December 31, 2023	644	$68.53	644	$550
Year ended December 31, 2023	3,112	$64.27	3,112
NOTE 3. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are shown in the table below:

	December 31,
	2023	2022
Patient accounts receivable	$2,719	$2,746
Estimated future recoveries	148	149
Net cost reports and settlements receivable and valuation allowances	47	48
Accounts receivable, net	$2,914	$2,943
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

	December 31,
	2023	2022
Assets:
Other current assets	$329	$367
Investments and other assets	$334	$197

Liabilities:
Other current liabilities	$172	$145
Other long-term liabilities	$135	$63
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Years Ended December 31,
	2023	2022	2021
Estimated costs for:
Uninsured patients	$499	$537	$650
Charity care patients	110	83	97
	$609	$620	$747
NOTE 4. CONTRACT BALANCES
Hospital Operations Segment
Our Hospital Operations segment’s contract assets and liabilities primarily derive from: (1) patients receiving ongoing inpatient care from one of our facilities at the end of the reporting period; (2) timing differences between our performance of revenue cycle management and other contractually-based services and the invoicing or receipt of payment for these services; and, with respect to the year ended December 31, 2021 as discussed below, (3) advance payments from the MAPP following its expansion under the COVID Acts. Our Hospital Operations segment’s contract assets were included in other current assets, and its contract liabilities are included in other current liabilities or other long‑term liabilities, depending upon when we expect to recognize the underlying revenue, in the accompanying Consolidated Balance Sheets at December 31, 2023 and 2022.
The opening and closing balances of our Hospital Operations segment’s receivables, contract assets, and current and long‑term contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue and Advances from Medicare	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2022	$37	$200	$110	$13
December 31, 2023	21	208	59	12
Increase (decrease)	$(16)	$8	$(51)	$(1)

December 31, 2021	$28	$199	$955	$15
December 31, 2022	37	200	110	13
Increase (decrease)	$9	$1	$(845)	$(2)
At December 31, 2021, the current portion of our Hospital Operations segment’s contract liabilities included $876 million of MAPP advances. All remaining MAPP advances received by our Hospital Operations segment were either repaid or recouped during 2022, which resulted in no outstanding liability at December 31, 2023 and 2022.
In the years ended December 31, 2023 and 2022, we recognized revenue totaling $71 million and $56 million, respectively, from our revenue cycle management services that was included in the opening current deferred revenue liability.

This revenue consists primarily of prepayments for those contract clients who were billed in advance, changes in estimates related to metric‑based services and up‑front integration services that are recognized over the service period.
Contract Costs—We recognized amortization expense related to deferred contract setup costs of $5 million in the year ended December 31, 2023, and $4 million in each of the years ended December 31, 2022 and 2021. At December 31, 2023 and 2022, the unamortized customer contract costs were $22 million and $24 million, respectively, and were presented as part of investments and other assets in the accompanying Consolidated Balance Sheets.
Ambulatory Care Segment
All remaining MAPP advances received by our Ambulatory Care segment were either repaid or recouped during 2022, which resulted in no outstanding liability at December 31, 2023 and 2022. The opening and closing balances of contract liabilities for our Ambulatory Care segment were as follows:

Contract Liabilities – Current Advances from Medicare
December 31, 2021	$4
December 31, 2022	—
Decrease	$(4)
NOTE 5. ASSETS AND LIABILITIES HELD FOR SALE
In November 2023, we entered into a definitive agreement for the sale of three hospitals located in South Carolina and certain related operations (together, the “SC Hospitals”), all of which were held by our Hospital Operations segment. The assets and liabilities related to the SC Hospitals were included in assets held for sale and liabilities held for sale, respectively, in the accompanying Consolidated Balance Sheet at December 31, 2023. We received pre-tax proceeds of approximately $2.400 billion when this sale closed in January 2024.
In January 2023, we entered into a definitive agreement to sell our 51% ownership interest in San Ramon Regional Medical Center and certain related operations (“San Ramon RMC”), which is held by our Hospital Operations segment, to John Muir Health (“John Muir”). We reclassified the assets and liabilities related to San Ramon RMC to assets held for sale and liabilities held for sale, respectively, in our consolidated balance sheet following our decision to sell our ownership interest. John Muir announced it no longer intended to pursue the acquisition after the U.S. Federal Trade Commission took action to challenge the transaction, following which we removed the assets and liabilities from held for sale and reclassified them as held and used in our consolidated balance sheet.
We completed the sale of five Miami‑area hospitals and certain related operations (the “Miami Hospitals”) held by our Hospital Operations segment in August 2021, resulting in our recognition of a pre‑tax gain on sale of $406 million in the year ended December 31, 2021.
In the three months ended June 30, 2021, we completed the sale of the majority of our UCCs operated under the MedPost and CareSpot brands by our Hospital Operations and Ambulatory Care segments, and we also completed the separate sale of a Philadelphia‑area building held by our Hospital Operations segment. We recorded a gain related to the sale of the UCCs of $14 million and a gain of $2 million related to the sale of the building in Philadelphia in 2021.
Gains related to the sales described above were included in net gains on sales, consolidation and deconsolidation of facilities in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021. No impairment charge was incurred during the years ended December 31, 2023, 2022 or 2021 related to planned divestitures.

Assets and liabilities classified as held for sale at December 31, 2023 were comprised of the following:

Accounts receivable	$78
Other current assets	25
Investments and other long-term assets	26
Property and equipment	204
Other intangible assets	17
Goodwill	425
Current liabilities	(45)
Long-term liabilities	(24)
Net assets held for sale	$706
The following table presents amounts included in income from continuing operations, before income taxes, related to significant components of our business that were recently disposed of or were classified as held for sale at December 31, 2023:

	Years Ended December 31,
	2023	2022	2021
Significant disposals:
Income (loss) from continuing operations, before income taxes:
Miami Hospitals (includes a $406 million gain on sale in 2021)	$(3)	$10	$455

Significant planned divestitures classified as held for sale:
Income from continuing operations, before income taxes:
SC Hospitals	$130	$127	$135
NOTE 6. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS
We recognized impairment charges on certain assets in 2023, 2022 and 2021 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from third‑party appraisals, established market values of comparable assets, or internally developed estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the facilities, how the facilities are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of facility assets in the future to a marketplace participant is other than as a medical facility. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a medical facility. The impairment recognized does not include the costs of closing the facilities or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the facilities, should we choose to sell them, could be significantly less than their impaired value.
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
Our reporting segments are the reporting units used to perform our goodwill analysis. At December 31, 2022, our business was organized into three separate reporting segments: Hospital Operations and other, Ambulatory Care and Conifer. As discussed in Note 1, we combined our Hospital Operations and other and Conifer segments into a single reporting segment named Hospital Operations and Services (Hospital Operations) during the three months ended December 31, 2023. We performed our annual goodwill impairment analysis as of October 1, 2023 based on our three separate reporting segments. We performed an additional goodwill impairment analysis as of December 31, 2023, following the combination of our Hospital Operations and other and Conifer segments, based on our new two-segment structure. Neither of the impairment analyses resulted in the identification of a goodwill impairment.
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

Year Ended December 31, 2023
During the year ended December 31, 2023, we recorded impairment and restructuring charges and acquisition‑related costs of $137 million, consisting of $79 million of restructuring charges, $43 million of impairment charges and $15 million of acquisition‑related transaction costs. Impairment charges for the year ended December 31, 2023 primarily arose from the write‑down of our investment in certain equity method investments held by our Ambulatory Care segment. Restructuring charges consisted of $36 million of legal costs related to the sale of certain businesses, $15 million of employee severance costs, $12 million related to the transition of various administrative functions to our GBC, $10 million of contract and lease termination fees, and $6 million of other restructuring costs.
Year Ended December 31, 2022
During the year ended December 31, 2022, we recorded impairment and restructuring charges and acquisition‑related costs of $226 million, consisting of $118 million of restructuring charges, $94 million of impairment charges and $14 million of acquisition‑related transaction costs. Impairment charges included $82 million for the write‑down of certain buildings and medical equipment located in one of our markets to their estimated fair values, which assets are part of our Hospital Operations segment. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the aggregate carrying value of the hospitals’ long‑lived assets was not recoverable from their estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included decreased revenues and lower patient volumes due to the pandemic and competition, as well as higher labor costs because of the pandemic. As a result, we updated the estimate of the fair value of the hospitals’ long‑lived assets and compared it to the aggregate carrying value of those assets. Because the fair value estimates were lower than the aggregate carrying value of the long‑lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of the hospitals’ assets held and used for which impairment charges were recorded was $167 million at December 31, 2022. Impairment charges for the year ended December 31, 2022 were comprised of $88 million from our Hospital Operations segment and $6 million from our Ambulatory Care segment.
Restructuring charges consisted of $27 million of employee severance costs, $16 million related to the transition of various administrative functions to our GBC, $32 million of contract and lease termination fees, and $43 million of other restructuring costs.
Year Ended December 31, 2021
During the year ended December 31, 2021, we recorded impairment and restructuring charges and acquisition‑related costs of $85 million, consisting of $57 million of restructuring charges, $8 million of impairment charges and $20 million of acquisition‑related costs. Restructuring charges consisted of $14 million of employee severance costs, $19 million related to the transition of various administrative functions to our GBC and $24 million of other restructuring costs. Our impairment charges for the year ended December 31, 2021, comprised of $5 million from our Ambulatory Care segment and $3 million from our Hospital Operations segment, primarily consisted of charges to reduce the carrying value of certain management contract intangible assets held by our Ambulatory Care segment to their estimated fair value. Acquisition‑related costs for the year ended December 31, 2021 consisted of $20 million of transaction costs.

NOTE 7. LEASES
The following table presents the components of our right‑of‑use assets and liabilities related to leases and their classification in our Consolidated Balance Sheets:

		December 31,
Component of Lease Balances	Classification in Consolidated Balance Sheets	2023	2022
Assets:
Operating lease assets	Investments and other assets	$1,083	$1,129
Finance lease assets	Property and equipment, at cost, less accumulated depreciation and amortization	253	303
Total leased assets		$1,336	$1,432

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$204	$207
Long-term	Other long-term liabilities	1,007	1,046
Total operating lease liabilities		1,211	1,253
Finance lease liabilities:
Current	Current portion of long-term debt	84	99
Long-term	Long-term debt, net of current portion	120	165
Total finance lease liabilities		204	264
Total lease liabilities		$1,415	$1,517
The following table presents the components of our lease expense and their classification in our Consolidated Statements of Operations:

Component of Lease Expense	Classification in Consolidated Statements of Operations	Years Ended December 31,
		2023	2022	2021
Operating lease expense	Other operating expenses, net	$259	$262	$241
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	55	58	71
Interest on lease liabilities	Interest expense	8	8	9
Total finance lease expense		63	66	80
Variable and short term-lease expense	Other operating expenses, net	159	150	171
Total lease expense		$481	$478	$492
The weighted‑average lease terms and discount rates for operating and finance leases are presented in the following table:

	Years Ended December 31,
	2023	2022	2021
Weighted-average remaining lease term (years):
Operating leases	7.6	8.0	7.5
Finance leases	6.0	5.5	5.7

Weighted-average discount rate:
Operating leases	5.0%	4.8%	5.1%
Finance leases	6.5%	5.9%	5.4%

Cash flow and other information related to leases is included in the following table:

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$258	$250	$237
Operating cash outflows from finance leases	$13	$14	$12
Financing cash outflows from finance leases	$107	$118	$140

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$168	$341	$176
Finance leases	$55	$97	$136
Future maturities of lease liabilities at December 31, 2023 are presented in the following table:

	Operating Leases	Finance Leases	Total
2024	$255	$95	$350
2025	225	54	279
2026	190	24	214
2027	165	9	174
2028	136	7	143
Later years	494	70	564
Total lease payments	1,465	259	1,724
Less: Imputed interest	254	55	309
Total lease obligations	1,211	204	1,415
Less: Current obligations	204	84	288
Long-term lease obligations	$1,007	$120	$1,127
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

NOTE 8. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Consolidated Balance Sheets:

	December 31,
	2023	2022
Senior unsecured notes:
6.125% due 2028	$2,500	$2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due July 2024	—	756
4.625% due September 2024	—	589
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	—
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	361	453
Unamortized issue costs and note discounts	(121)	(131)
Long-term debt	15,002	15,079
Less: Current portion	120	145
Long-term debt, net of current portion	$14,882	$14,934
Senior Unsecured Notes and Senior Secured Notes
At December 31, 2023, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $14.762 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. A payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from January 2026 through November 2031. We completed the following transactions related to our senior secured notes during the years ended December 31, 2023 and 2022.
2023 Transactions:
•In May 2023, we issued $1.350 billion aggregate principal amount of 6.750% senior secured first lien notes, which will mature on May 15, 2031 (the “2031 Senior Secured First Lien Notes”). We pay interest on the 2031 Senior Secured First Lien Notes semi-annually in arrears on May 15 and November 15 of each year, which payments commenced on November 15, 2023. We used the issuance proceeds, together with cash on hand, to finance the redemption of our 4.625% senior secured first lien notes due September 2024 (the “September 2024 Senior Secured First Lien Notes”) and our 4.625% senior secured first lien notes due July 2024 (the “July 2024 Senior Secured First Lien Notes”), as described below.
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
2022 Transactions:
•On February 23, 2022, we redeemed all $700 million aggregate principal amount outstanding of our 7.500% senior secured first lien notes due 2025 in advance of their maturity date. We paid $730 million from cash on hand to redeem the notes.
•On June 15, 2022, we issued $2.000 billion aggregate principal amount of 6.125% senior secured first lien notes, which will mature on June 15, 2030 (the “2030 Senior Secured First Lien Notes”). We pay interest on the

2030 Senior Secured First Lien Notes semi‑annually in arrears on June 15 and December 15 of each year, which payments commenced in December 2022. As further discussed below, we used a substantial portion of the issuance proceeds from the 2030 Senior Secured First Lien Notes, after payment of fees and expenses, to finance the redemption of our 6.750% senior unsecured notes due 2023 (the “2023 Senior Unsecured Notes”).
•Through a series of open‑market transactions during the six months ended June 30, 2022, we repurchased $124 million aggregate principal amount outstanding of our 2023 Senior Unsecured Notes using cash on hand. Following the issuance of our 2030 Senior Secured First Lien Notes, we used a substantial portion of the proceeds to redeem the then-remaining $1.748 billion aggregate principal outstanding of the 2023 Senior Unsecured Notes in advance of their maturity date. In total, we paid $1.933 billion during the six months ended June 30, 2022 to retire all $1.872 billion aggregate principal amount outstanding of our 2023 Senior Unsecured Notes.
•During the three months ended December 31, 2022, we paid a total of $13 million from cash on hand through multiple open‑market transactions to repurchase $14 million of the $770 million aggregate principal amount then outstanding of our July 2024 Senior Secured First Lien Notes in advance of their maturity date.
•Also during the three months ended December 31, 2022, we repurchased $11 million of the then‑remaining $600 million aggregate principal amount outstanding of our September 2024 Senior Secured First Lien Notes in advance of their maturity date. We made aggregate payments of $11 million from cash on hand through multiple open‑market transactions to repurchase these notes.
We recorded net losses from the early extinguishment of debt of $11 million and $109 million in connection with the aforementioned purchases and redemptions during the years ended December 31, 2023 and 2022, respectively. The losses recognized during both periods primarily related to the differences between the purchase or redemption prices and the par values of the notes, as well as the write‑off of associated unamortized issuance costs.
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
Credit Agreement
Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. In April 2021, we amended the Credit Agreement to, among other things, extend the incremental borrowing capacity made temporarily available to us beginning in April 2020 (the “Increased Commitments”), which was schedule to expire in April 2021, through April 2022 and reduce the interest rate margins. In March 2022, we further amended our Credit Agreement to, among other things, (1) decrease the aggregate revolving credit commitments from the previous Increased Commitments to aggregate revolving credit commitments not to exceed

$1.500 billion, subject to borrowing availability, (2) extend the scheduled maturity date to March 16, 2027, and (3) replace the London Interbank Offered Rate (“LIBOR”) as the reference interest rate. At December 31, 2023, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing at December 31, 2023.
Outstanding revolving loans accrue interest depending on the type of loan at either (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% per annum or (b) Term Secured Overnight Financing Rate (“SOFR”), Daily Simple SOFR or the Euro Interbank Offered Rate (EURIBOR) (each, as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% per annum and (in the case of Term SOFR and Daily Simple SOFR only) a credit spread adjustment of 0.10%, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts.
Obligations under the Credit Agreement continue to be guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and secured by a first‑priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. We amended the LC Facility in September 2023 to, among other things, (1) extend the scheduled maturity date from September 12, 2024 to March 16, 2027, and (2) replace LIBOR with Term SOFR as the reference interest rate. Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate, as defined in the LC Facility, plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal‑ranking basis with our senior secured first lien notes. At December 31, 2023, we had $111 million of standby letters of credit outstanding under the LC Facility and were in compliance with all applicable covenants and conditions.
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
Future Maturities
Future long‑term debt maturities, including finance lease obligations were as follows as of December 31, 2023:

		Years Ending December 31,					Later Years
	Total	2024	2025	2026	2027	2028
Long-term debt, including finance lease obligations	$15,123	$120	$92	$2,149	$3,029	$3,114	$6,619
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
At December 31, 2023, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $356 million. We had a total liability of $274 million recorded for these guarantees included in other current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2023.
At December 31, 2023, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $88 million. Of the total, $21 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in other current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2023.
NOTE 10. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
We have granted stock options and restricted stock units (“RSUs”) to certain of our employees and directors pursuant to our stock incentive plans. Stock options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. An RSU is a contractual right to receive one share of our common stock in the future, and the fair value of the RSU is based on our share price on the grant date. Typically, stock options and time‑based RSUs vest one‑third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. Shares underlying vested RSUs are generally distributed to participants (settled) immediately after the vesting date. In addition, grants of RSUs to our non‑employee directors as part of their annual compensation vest immediately and are settled on the third anniversary of the date of grant, while initial grants made to directors vested immediately but will not settle until separation from the board. We did not make any new initial grants to a non‑employee director in either 2023 or 2022. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.
We also grant performance‑based RSUs that vest subject to the achievement of specified performance goals within a specified time frame. The performance‑based RSUs may contain provisions that increase or decrease the number of RSUs that ultimately vest, depending upon the level of achievement. For certain of our performance‑based awards, the number of options or RSUs that ultimately vest is also subject to adjustment based on the achievement of a market‑based condition. These adjustments generally range from 0% to 200% of the number of RSUs initially granted for awards made prior to December 31, 2022, and from 0% to 225% for certain awards granted after that date. The fair value of awards that contain a market‑based condition is estimated using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock paths, through the use of a Monte Carlo simulation, which paths are then analyzed to determine the fair value of the subject shares.
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
At December 31, 2023, assuming outstanding performance‑based RSUs for which performance has not yet been determined will achieve target performance, approximately 8,895 thousand shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including RSUs. The accompanying Consolidated Statements of Operations include pre-tax compensation costs related to our stock‑based compensation arrangements of $66 million for the year ended December 31, 2023, and $56 million for each of the years ended December 31, 2022 and 2021.
Stock Options
The following table summarizes stock option activity during the years ended December 31, 2023, 2022 and 2021:

	Number of Options	Wtd. Avg. Exercise Price Per Share	Aggregate Intrinsic Value	Wtd. Avg Remaining Life
			(In Millions)
Outstanding at December 31, 2020	912,531	$22.51
Exercised	(391,533)	$20.66
Outstanding at December 31, 2021	520,998	$23.90
Exercised	(60,051)	$28.26
Outstanding at December 31, 2022	460,947	$23.33
Exercised	(76,507)	$26.07
Outstanding at December 31, 2023	384,440	$22.79	$20	4.1 years
The stock options exercised during both of the years ended December 31, 2023 and 2022 had aggregate intrinsic values of $4 million, and the stock options exercised during the year ended December 31, 2021 had an aggregate intrinsic value of $15 million. No stock options were granted during the years ended December 31, 2023, 2022 or 2021, and all outstanding options were vested and exercisable at December 31, 2023.
The following table summarizes information about our outstanding stock options at December 31, 2023:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$18.99 to $20.609	255,845	3.6 years	$19.62
$20.61 to $35.430	128,595	5.1 years	$29.07
	384,440	4.1 years	$22.79
As of December 31, 2023, 30.8% of all our outstanding options were held by current employees and 69.2% were held by former employees. All of our outstanding options were in‑the‑money, that is, they had exercise price less than the $75.57 market price of our common stock on December 31, 2023.

Restricted Stock Units
The following table summarizes RSU activity during the years ended December 31, 2023, 2022 and 2021:

	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,095,206	$25.87
Granted	900,018	$58.61
Vested	(765,814)	$30.51
Forfeited	(58,208)	$37.60
Unvested at December 31, 2021	2,171,202	$40.51
Granted	641,205	$80.79
Vested	(1,187,384)	$37.18
Forfeited	(104,605)	$53.58
Unvested at December 31, 2022	1,520,418	$66.36
Granted	759,590	$60.88
Performance-based adjustment	185,901	$48.97
Vested	(954,401)	$48.75
Forfeited	(90,445)	$64.61
Unvested at December 31, 2023	1,421,063	$66.46
The table below summarizes the time-based RSUs granted during the year ended December 31, 2023:

No. of RSUs Granted	Vesting Terms
309,282	RSUs will vest and be settled ratably over a three‑year period from the grant date
42,626	RSUs will vest and be settled on the fifth anniversary of the grant date
42,100	RSUs granted to our non-employee directors for the 2023-2024 board service year, which vested immediately and will be settled on the third anniversary of the grant date
33,586	RSUs vested and settled in December 2023
20,707	RSUs will vest and be settled upon the relocation of one of our executive officers
2,007	RSUs will vest and be settled on the third anniversary of the grant date
The table below summarizes the performance-based RSUs granted during the year ended December 31, 2023:

No. of RSUs Granted		Performance Period	Potential Vesting Range
	Vesting Terms		Minimum	Maximum
301,562	RSUs will vest and be settled on the third anniversary of the grant date	2023 to 2025	—%	225%
185,901	RSUs vested and settled immediately as a result of our level of achievement with respect to performance‑based RSUs granted in 2020
7,720	RSUs will vest and be settled on the third anniversary of the grant date	2023 to 2025	—%	200%
The table below summarizes the time-based RSUs granted during the year ended December 31, 2022:

No. of RSUs Granted	Vesting Terms
237,381	RSUs will vest and be settled ratably over a three‑year period from the grant date
53,716	RSUs were scheduled to vest and be settled ratably over 11 quarterly periods
35,482	RSUs granted to our non-employee directors for the 2022-2023 board service year vested immediately and will be settled on the third anniversary of the grant date
9,215	RSUs will vest and be settled ratably over a four-year period from the grant date
7,325	RSUs granted to a non-executive member of the board of directors for his service as chairman of the board; award vested and settled in December 2023
6,170	RSUs will vest and be settled evenly on the third and fourth anniversaries of the grant date
4,608	RSUs will vest and be settled on the second anniversary of the grant date

In addition, we granted 287,308 performance‑based RSUs during the year ended December 31, 2022; the vesting of these RSUs is contingent on our achievement of specified performance goals for the years 2022 to 2024. Provided the goals are achieved, the performance‑based RSUs will vest and be settled on the third anniversary of the grant date. The actual number of performance‑based RSUs that could vest will range from 0% to 200% of the 287,308 units granted, depending on our level of achievement with respect to the performance goals.
The table below summarizes the time-based RSUs granted during the year ended December 31, 2021:

No. of RSUs Granted	Vesting Terms
263,180	RSUs will vest and be settled ratably over a three-year period from the grant date
189,215	RSUs were scheduled to vest and be settled ratably over eight quarterly periods from the grant date
53,341	RSUs will vest and be settled on the fourth anniversary of the grant date
38,366	RSUs granted to our non-employee directors for the 2021-2022 board service year, which vested immediately and will be settled on the third anniversary of the grant date
33,351	RSUs will vest and be settled on the third anniversary of the grant date
14,192	RSUs vested on December 31, 2021 and were settled in January 2022
8,509	RSUs, one-third of which will vest and be settled on the second anniversary of the grant date and the remainder of which will vest and be settled on the fourth anniversary
1,372	RSUs granted to a new member of our board of directors, which vested immediately and will be settled upon separation from the board
The table below summarizes the performance-based RSUs granted during the year ended December 31, 2021:

No. of RSUs Granted		Performance Period	Potential Vesting Range
	Vesting Terms		Minimum	Maximum
244,259	RSUs will vest and be settled on the third anniversary of the grant	2021 to 2023	—%	200%
53,341	RSUs will vest and be settled on the fourth anniversary of the grant date	2021 to 2025	—%	200%
892	RSUs vested and settled immediately as a result of our level of achievement with respect to performance‑based RSUs granted in 2018
Included in the 2022 and 2021 time-based RSU grants were 53,716 and 189,215 RSUs, respectively, granted to our former Executive Chairman. Furthermore, of the total 2022 performance-based RSUs, 53,716 were also granted to him. These RSUs vested and settled in October 2022, ahead of their scheduled vesting dates, in accordance with the disability provisions of our stock incentive plan. The performance-based awards vested at 100%.
Compensation costs related to our stock-based compensation arrangements for the years ended December 31, 2023, 2022 and 2021 included $46 million, $45 million and $42 million of pre-tax compensation costs related to our RSUs, respectively. At December 31, 2023, there were $42 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 2.1 years.
For certain of the performance-based RSU grants, the number of units that will ultimately vest is subject to adjustment based on the achievement of a market-based condition. The fair value of these RSUs is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	53.6% - 65.6%	39.6% - 68.1%	65.2% - 79.3%
Risk-free interest rate	4.2% - 4.8%	1.0% - 1.7%	0.1% - 0.6%
USPI Management Equity Plan
USPI maintains a separate restricted stock plan (the “USPI Management Equity Plan”) under which it grants RSUs representing a contractual right to receive one share of USPI’s non‑voting common stock in the future. The vesting of RSUs granted under the plan varies based on the terms of the underlying award agreement. Once the RSUs have vested and the subsequent requisite holding period is met, during specified times, the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non‑voting common shares can be made in cash or in shares of Tenet’s common stock.

The following table summarizes RSU activity under the USPI Management Equity Plan during the years ended December 31, 2023, 2022 and 2021:

	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value Per Unit
Unvested at December 31, 2020	2,025,056	$34.13
Granted	76,990	$34.13
Vested	(388,588)	$34.13
Forfeited	(218,576)	$34.13
Unvested at December 31, 2021	1,494,882	$34.13
Vested	(369,691)	$34.13
Forfeited	(202,351)	$34.13
Unvested at December 31, 2022	922,840	$34.13
Vested	(303,171)	$34.13
Forfeited	(11,685)	$34.13
Unvested at December 31, 2023	607,984	$34.13
USPI did not make any grants under the USPI Management Equity Plan during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, USPI granted 76,990 RSUs under its management equity plan. Twenty percent of these RSUs vests on each of the first and second anniversaries of the grant date, and the remaining 60% vests on the third anniversary of the grant date.
At December 31, 2023, 607,984 RSUs were outstanding under the USPI Management Equity Plan, all of which are expected to vest. The accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 included $20 million, $11 million and $13 million, respectively, of pre-tax compensation costs related to USPI’s management equity plan. During the years ended December 31, 2023, 2022 and 2021, USPI paid $13 million, $11 million and $9 million, respectively, to repurchase a portion of the non‑voting common stock previously issued under the USPI Management Equity Plan. At December 31, 2023, there were 51 thousand outstanding vested shares of non‑voting common stock eligible to be sold to USPI.
Other Employee Benefit and Retirement Plans
Employee Stock Purchase Plan
We have an employee stock purchase plan under which we are currently authorized to issue up to 4,070 thousand shares of common stock to our eligible employees. As of December 31, 2023, there were approximately 2,501 thousand shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one‑year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.
We issued the following numbers of shares under our employee stock purchase plan:

	Years Ended December 31,
	2023	2022	2021
Number of shares (in thousands)	69	98	90
Weighted average price	$65.62	$54.19	$63.01
Defined Contribution Retirement Plans
We maintain various other defined contribution plans for the benefit of our employees. During the years ended December 31, 2023, 2022 and 2021, we incurred total expenses from these plans of $126 million, $86 million and $98 million, respectively, primarily related to our contributions to the plans.
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

Defined Benefit Retirement Plans
We maintain three frozen non‑qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard Health Systems, Inc. on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the year ended December 31, 2021, the Society of Actuaries issued the MP‑2021 mortality improvement scale, which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2023 and 2022.
The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared:

	December 31,
	2023	2022
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(1,002)	$(1,313)
Interest cost	(53)	(37)
Actuarial gain (loss)	(15)	265
Benefits paid	84	83
Annuity purchase	36	—
Special termination benefit costs	(1)	—
Ending obligations	(951)	(1,002)
Fair value of plans assets
Beginning plan assets	648	867
Gain (loss) on plan assets	41	(161)
Employer contribution	—	2
Benefits paid	(61)	(60)
Annuity purchase	(36)	—
Ending plan assets	592	648
Funded status of plans	$(359)	$(354)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(24)	$(23)
Other long-term liability	$(335)	$(331)
Accumulated other comprehensive loss	$224	$222

SERP Assumptions:
Discount rate	5.50%	5.75%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2023	December 31, 2022

DMC Pension Plan Assumptions:
Discount rate	5.25%	5.51%
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2023	December 31, 2022

(1)The accumulated benefit obligation at December 31, 2023 and 2022 was approximately $951 million and $1.002 billion, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2023	2022	2021
Interest costs	$53	$37	$36
Expected return on plan assets	(36)	(42)	(53)
Amortization of net actuarial loss	7	9	11
Special termination benefit costs	1	—	—
Net periodic benefit cost (income)	$25	$4	$(6)

SERP Assumptions:
Discount rate	5.75%	3.00%	2.75%
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2023	January 1, 2022	January 1, 2021
Census date	January 1, 2023	January 1, 2022	January 1, 2021

DMC Pension Plan Assumptions:
Discount rate	5.51%	2.89%	2.53%
Long-term rate of return on assets	5.75%	5.00%	6.25%
Compensation increase rate	Frozen	Frozen	Frozen
Measurement date	January 1, 2023	January 1, 2022	January 1, 2021
Census date	January 1, 2023	January 1, 2022	January 1, 2021
Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and the DMC Pension Plan.
We recorded gain (loss) adjustments of $(2) million, $72 million and $61 million in other comprehensive income in the years ended December 31, 2023, 2022 and 2021, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains (losses) of $(9) million, $63 million and $50 million were recognized during the years ended December 31, 2023, 2022 and 2021, respectively, and the amortization of net actuarial loss of $7 million, $9 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively, were recognized in other comprehensive income. Actuarial gains (losses) affecting the benefit obligation during the years ended December 31, 2023, 2022 and 2021 are primarily attributable to changes in the discount rate utilized for the SERP and DMC Pension Plan. Cumulative net actuarial losses totaled $224 million, $222 million and $294 million as of December 31, 2023, 2022 and 2021, respectively. There were no unrecognized prior service costs at December 31, 2023, 2022 and 2021 that had not yet been recognized as components of net periodic benefit cost.
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
The weighted‑average asset allocations by asset category as of December 31, 2023, were as follows:

	Target	Actual
Cash and cash equivalents	—%	1%
Equity securities	20%	6%
Debt securities	73%	75%
Alternative investments	7%	18%
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices for similar assets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements are determined:

	Total	Level 1	Level 2	Level 3
As of December 31, 2023:
Cash and cash equivalents	$6	$6	$—	$—
Equity securities	39	39	—	—
Fixed income funds	442	442	—	—
Alternative investments:
Private equity securities	97	—	—	97
Hedge funds	8	—	—	8
	$592	$487	$—	$105

As of December 31, 2022:
Cash and cash equivalents	$7	$7	$—	$—
Equity securities	89	89	—	—
Debt Securities:
U.S. government obligations	200	200	—	—
Corporate debt securities	249	249	—	—
Alternative investments:
Private equity securities	78	—	—	78
Hedge funds	25	—	—	25
	$648	$545	$—	$103
The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years Thereafter
	Total	2024	2025	2026	2027	2028
Estimated benefit payments	$789	$84	$84	$83	$82	$81	$375
The SERP and DMC Pension Plan obligations of $359 million at December 31, 2023 are classified in the accompanying Consolidated Balance Sheet as an other current liability of $24 million and defined benefit plan obligations of $335 million based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $24 million for the year ending December 31, 2024.

NOTE 11. PROPERTY AND EQUIPMENT
The principal components of property and equipment are shown in the table below:

	December 31,
	2023	2022
Land	$625	$661
Buildings and improvements	6,692	6,646
Construction in progress	269	195
Equipment	4,750	4,748
Finance lease assets	378	413
	12,714	12,663
Accumulated depreciation and amortization	(6,478)	(6,201)
Net property and equipment	$6,236	$6,462
Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write‑downs related to assets held and used. We recognized depreciation expense of $696 million, $669 million and $667 million in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides information on changes in the carrying amount of goodwill:

	December 31,
	2023	2022
Hospital Operations
Goodwill at beginning of period, net of accumulated impairment losses	$3,411	$3,413
Goodwill acquired during the year	133	1
Goodwill related to assets held for sale and disposed	(425)	(3)
Goodwill at end of period, net of accumulated impairment losses	$3,119	$3,411

Ambulatory Care
Goodwill at beginning of period	$6,712	$5,848
Goodwill acquired during the year and purchase price allocation adjustments	493	866
Goodwill related to assets held for sale and disposed or deconsolidated facilities	(17)	(2)
Goodwill at end of period	$7,188	$6,712
There were $2.430 billion of accumulated impairment losses related to the goodwill of our Hospital Operations segment at both December 31, 2023 and 2022. There were no accumulated goodwill impairment losses related to our Ambulatory Care segment in either period.

The following table provides information regarding other intangible assets, which were included in the accompanying Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2023:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,712	$(1,205)	$507
Contracts	294	(164)	130
Other	91	(78)	13
Other intangible assets with finite lives	2,097	(1,447)	650

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	609	—	609
Other	4	—	4
Other intangible assets with indefinite lives	718	—	718
Other intangible assets, net	$2,815	$(1,447)	$1,368

At December 31, 2022:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,751	$(1,206)	$545
Contracts	295	(146)	149
Other	92	(76)	16
Total other intangible assets with finite lives	2,138	(1,428)	710

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	603	—	603
Other	6	—	6
Total other intangible assets with indefinite lives	714	—	714
Total other intangible assets, net	$2,852	$(1,428)	$1,424
Estimated future amortization of intangible assets with finite useful lives at December 31, 2023 was as follows:

	Total	Years Ending December 31,					Later Years
		2024	2025	2026	2027	2028
Amortization of intangible assets	$650	$132	$124	$99	$84	$61	$150
We recognized amortization expense of $174 million, $172 million and $188 million in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 13. OTHER ASSETS
The principal components of other current assets in the accompanying Consolidated Balance Sheets were as follows:

	December 31,
	2023	2022
Prepaid expenses	$391	$400
Contract assets	208	200
California provider fee program receivables	329	367
Receivables from other government programs	282	187
Guarantees	274	143
Non-patient receivables	260	390
Other	95	88
Total other current assets	$1,839	$1,775

The principal components of investments and other assets in the accompanying Consolidated Balance Sheets were as follows:

	December 31,
	2023	2022
Marketable securities	$48	$30
Equity investments in unconsolidated healthcare entities	1,512	1,599
Total investments	1,560	1,629
Cash surrender value of life insurance policies	43	37
Long-term deposits	50	56
California provider fee program receivables	334	197
Operating lease assets	1,083	1,129
Other long-term receivables and other assets	87	99
Total investments and other assets	$3,157	$3,147
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below presents our accumulated other comprehensive loss by component:

	December 31,
	2023	2022
Adjustments for defined benefit plans	$(180)	$(178)
Unrealized gains on investments	(1)	(3)
Accumulated other comprehensive loss	$(181)	$(181)
The following table presents the income tax expense (benefit) from each component of our other comprehensive income:

	December 31,
	2023	2022
Adjustments for defined benefit plans	$—	$18
Foreign currency translation adjustments and other	—	(1)
Net income tax expense related to items of other comprehensive income	$—	$17
NOTE 15. NET OPERATING REVENUES
Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact and other uninsured discount and charity programs. Net operating revenues for our Hospital Operations segment also includes revenues from providing revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients.

The table below presents our sources of net operating revenues:

	Years Ended December 31,
	2023	2022	2021
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$2,383	$2,369	$2,615
Medicaid	1,233	1,069	1,254
Managed care	10,248	9,607	9,985
Uninsured	96	141	199
Indemnity and other	590	661	706
Total	14,550	13,847	14,759
Other revenues(1)	2,133	2,079	2,008
Total Hospital Operations	16,683	15,926	16,767
Ambulatory Care	3,865	3,248	2,718
Net operating revenues	$20,548	$19,174	$19,485

(1)	Primarily revenue from physician practices and revenue cycle management. Revenue from revenue cycle management services is included in other revenues for all periods presented to conform with our new reporting segment structure.
Revenues related to the Texas Comprehensive Hospital Increase Reimbursement Program (“CHIRP”) are presented in managed care net patient service revenues in the table above. Amounts we were assessed to support CHIRP following its approval in 2022 were presented in Medicaid revenues during that period, but have been reclassified to managed care revenues to conform to the current‑year presentation in the same payer group as the revenues to more clearly reflect the results of our participation in this program. Assessments to support CHIRP totaled $126 million and $123 million during the years ended December 31, 2023 and 2022, respectively.
Adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2023, 2022 and 2021 by $24 million, $10 million and $26 million, respectively. Estimated cost report settlements and valuation allowances were included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.
The following table presents the composition of net operating revenues for our Ambulatory Care segment:

	Years Ended December 31,
	2023	2022	2021
Net patient service revenues	$3,713	$3,115	$2,604
Management fees	123	110	86
Revenue from other sources	29	23	28
Net operating revenues	$3,865	$3,248	$2,718
Performance Obligations
The following table includes revenue from revenue cycle management services that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, variable‑based escalators, performance incentives, penalties or other variable consideration that is considered constrained. Our contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed‑fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends December 31, 2032.

		Years Ending December 31,					Later Years
	Total	2024	2025	2026	2027	2028
Performance obligations	$6,026	$685	$684	$683	$683	$683	$2,608

NOTE 16. INSURANCE
Property Insurance
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are issued on an occurrence basis. For the policy period of April 1, 2023 through March 31, 2024, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $200 million for earthquakes in California, $200 million for all other earthquakes and a per‑occurrence sub‑limit of $200 million per named windstorm with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for earthquakes in California and named windstorms, and 2% of insured values for earthquakes in the New Madrid fault zone, each with a maximum deductible per claim of $25 million. All other covered losses are subject to a minimum deductible of $5 million per occurrence.
We also purchase cyber liability insurance from third parties. In April 2022, we experienced a cybersecurity incident that temporarily disrupted a subset of our hospital operations and involved the exfiltration of certain confidential company and patient information. We received $41 million and $14 million of insurance recoveries related to this cybersecurity incident during the years ended December 31, 2023 and 2022, respectively; of these amounts, we recorded $34 million and $6 million as net operating revenues during 2023 and 2022, respectively.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At December 31, 2023 and 2022, the aggregate current and long‑term professional and general liability reserves in the accompanying Consolidated Balance Sheets was $1.046 billion and $1.045 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage.
Commercial insurance we purchase is subject to per‑claim and policy period aggregate limits. If the policy period aggregate limit of any of our policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period.
Malpractice expense of $369 million, $276 million and $355 million was included in other operating expenses, net, in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively, of which $116 million, $74 million and $131 million, respectively, related to adverse claims development for prior years.
NOTE 17. CLAIMS AND LAWSUITS
We operate in a highly regulated and litigious industry. Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. We and our subsidiaries have received inquiries in recent years from government agencies, and we may receive similar inquiries in future periods. We are also subject to class action lawsuits, employment‑related claims and other legal actions in the ordinary course of business, including potential claims related to, among other things, the care and treatment provided at our hospitals and outpatient facilities, the application of various federal and state labor and privacy laws, tax audits and other matters. Some of these actions may involve large demands, as well as substantial defense costs. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us; however, we believe that the ultimate resolution of our existing ordinary‑course claims and lawsuits will not have a material effect on our business or financial condition.
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
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2023	$51	$47	$(59)	$1	$40
Year Ended December 31, 2022	$78	$70	$(100)	$3	$51
Year Ended December 31, 2021	$26	$116	$(59)	$(5)	$78
NOTE 18. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
We had a put/call agreement (the “Baylor Put/Call Agreement”) with Baylor that contained put and call options with respect to the 5% voting ownership interest Baylor previously held in USPI. Based on the nature of the Baylor Put/Call Agreement, Baylor’s minority interest in USPI was classified as a redeemable noncontrolling interest in our consolidated balance sheet.
In June 2022, we entered into an agreement to purchase Baylor’s entire 5% ownership interest for $406 million. We paid $11 million upon execution of the share purchase agreement and are obligated to make a total of 35 additional non-interest-bearing monthly payments of approximately $11 million, which payments commenced in August 2022. In June 2022, we recorded the present value of the purchase price as a liability on our balance sheet, with an offset to redeemable noncontrolling interest of $365 million for the carrying amount of the shares and $23 million to additional paid‑in capital for the difference between the carrying value and present value of the purchase price for the shares. At both December 31, 2023 and 2022, we had a liability of $135 million recorded in other current liabilities in the accompanying Consolidated Balance Sheets for the purchase of these shares. The long-term portion of our obligation related to the share repurchase was $63 million and $190 million at December 31, 2023 and 2022, respectively, which amounts were included in other long-term liabilities in the accompanying Consolidated Balance Sheets.
The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	December 31,
	2023	2022
Balances at beginning of period	$2,149	$2,203
Net income	366	348
Distributions paid to noncontrolling interests	(305)	(331)
Accretion of redeemable noncontrolling interests	—	104
Purchases and sales of businesses and noncontrolling interests, net	181	(175)
Balances at end of period	$2,391	$2,149
The following tables show the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	December 31,
	2023	2022
Hospital Operations	$860	$792
Ambulatory Care	1,531	1,357
Redeemable noncontrolling interests	$2,391	$2,149

	Years Ended December 31,
	2023	2022	2021
Hospital Operations	$84	$100	$93
Ambulatory Care	282	248	243
Net income available to redeemable noncontrolling interests	$366	$348	$336
NOTE 19. INCOME TAXES
The provision for income taxes for continuing operations for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Years Ended December 31,
	2023	2022	2021
Current tax expense:
Federal	$208	$78	$50
State	46	57	111
	254	135	161
Deferred tax expense (benefit):
Federal	55	174	267
State	(3)	35	(17)
	52	209	250
	$306	$344	$411
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below. Foreign pre-tax loss was $3 million, $8 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

	Years Ended December 31,
	2023	2022	2021
Tax expense at statutory federal rate of 21%	$340	$282	$396
State income taxes, net of federal income tax benefit	70	64	77
Tax benefit attributable to noncontrolling interests	(147)	(122)	(114)
Nondeductible goodwill	—	1	35
Nondeductible executive compensation	6	10	8
Impact of change in state filing method, net of change in unrecognized tax benefit	(20)	—	—
Nondeductible litigation costs	—	—	1
Stock-based compensation tax benefit	(2)	(6)	(5)
Changes in valuation allowance	71	120	2
Prior-year provision to return adjustments and other changes in deferred taxes	(9)	(12)	8
Other items	(3)	7	3
Income tax expense	$306	$344	$411
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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$430	$—	$436
Reserves related to discontinued operations and restructuring charges	6	—	5	—
Receivables (doubtful accounts and adjustments)	222	—	246	—
Medicare advance payments	—	—	—	—
Accruals for retained insurance risks	232	—	227	—
Intangible assets	—	429	—	416
Other long-term liabilities	32	—	27	—
Benefit plans	233	—	207	—
Other accrued liabilities	20	—	30	—
Investments and other assets	—	119	—	112
Interest expense limitation	206	—	133	—
Net operating loss carryforwards	71	—	74	—
Stock-based compensation	13	—	13	—
Right-of-use lease assets and obligations	129	111	192	173
Other items	4	80	11	49
	1,168	1,169	1,165	1,186
Valuation allowance	(248)	—	(177)	—
	$920	$1,169	$988	$1,186
Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets:

	December 31,
	2023	2022
Deferred income tax assets	$77	$19
Deferred tax liabilities	(326)	(217)
Net deferred tax liability	$(249)	$(198)
During the year ended December 31, 2023, the valuation allowance increased by $71 million, including an increase of $73 million due to limitations on the tax deductibility of interest expense, and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2023 was $248 million.
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
We account for uncertain tax positions in accordance with FASB ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The following table summarizes the total changes in unrecognized tax benefits in continuing operations during the years ended December 31, 2023, 2022 and 2021. There were no such changes in discontinued operations. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2023, 2022 and 2021.

Continuing Operations
Balance At December 31, 2020	$31
Reductions due to a lapse of statute of limitations	3
Balance At December 31, 2021	$34
Reductions due to a lapse of statute of limitations	—
Balance At December 31, 2022	$34
Increases due to tax positions taken in prior periods	31
Reductions due to a lapse of statute of limitations	(1)
Balance At December 31, 2023	$64
The total amount of unrecognized tax benefits as of December 31, 2023 was $64 million, of which $63 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. Income tax expense in the year ended December 31, 2023 included expense of $24 million in continuing operations attributable an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2022 was $34 million, of which $32 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. In the year ended December 31, 2022, there was no change in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2021 was $34 million, of which $32 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. Income tax expense in the year ended December 31, 2021 included expense of $3 million in continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $2 million of interest and penalties related to accrued liabilities for uncertain tax positions are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2023. Total accrued interest or penalties on unrecognized tax benefits as of December 31, 2023 was $2 million.
The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2020 remain subject to audit by the IRS.
As of December 31, 2023, no significant changes in unrecognized federal and state tax benefits are expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.
At December 31, 2023, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $41 million pre‑tax, $39 million of which expires in 2026 to 2037 and $2 million of which has no expiration date, (2) charitable contribution carryforwards of approximately $52 million expiring in 2025 through 2027 and (3) state NOL carryforwards of approximately $3.339 billion expiring in 2024 through 2043 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is approximately $35 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three‑year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three‑year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 20. EARNINGS PER COMMON SHARE
The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$611	101,639	$6.01
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	(13)	3,161	(0.30)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$598	104,800	$5.71
Year Ended December 31, 2022
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$410	106,929	$3.83
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	8	3,587	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$418	110,516	$3.78
Year Ended December 31, 2021
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$915	106,833	$8.56
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,738	(0.13)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$915	108,571	$8.43
During the years ended December 31, 2023 and 2022, our convertible instruments consisted of an agreement related to the ownership interest in a Hospital Operations segment joint venture and RSUs issued under the USPI Management Equity Plan; however, during the first six months of 2022, our convertible instruments also included the Baylor Put/Call Agreement. Additional information about the USPI Management Equity Plan and the Baylor Put/Call Agreement is included in Notes 10 and 18, respectively.
NOTE 21. FAIR VALUE MEASUREMENTS
We are required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non‑financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.
Non-Recurring Fair Value Measurements
Our non‑financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long‑lived assets held and used, long‑lived assets held for sale and goodwill.

The following table presents this information about assets measured at fair value at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Long-lived assets held for sale	$775	$—	$775	$—

December 31, 2022
Long-lived assets held and used	$167	$—	$167	$—
As discussed in Note 6, we recognized an impairment charge of $82 million to write down certain long‑lived assets located in one of our markets to their estimated fair value during the year ended December 31, 2022.
Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At December 31, 2023 and 2022, the estimated fair value of our long‑term debt was approximately 96.9% and 92.8%, respectively, of the carrying value of the debt.
NOTE 22. ACQUISITIONS
In December 2023, we purchased 55% of the ownership interest held by NextCare, Inc. and certain of its affiliates (“NextCare”) in NextCare Arizona I JV, LLC (“NextCare JV I”), a joint venture established to own and operate 41 UCCs and a telehealth center in Arizona. We paid $75 million from cash on hand on the acquisition date and retained an additional $10 million in escrow pending NextCare’s compliance with certain conditions. We recognized goodwill of $133 million from our acquisition of NextCare JV I. This transaction allowed us to expand our existing network in Arizona with UCCs which are already established and operational. NextCare JV I is included in our Hospital Operations segment.
During the year ended December 31, 2023, we acquired controlling ownership interests in 20 ambulatory surgery centers through a series of transactions. In addition, we acquired controlling ownership interests in 11 previously unconsolidated ambulatory surgery centers during 2023. We paid an aggregate of $149 million to acquire controlling ownership interests in all of the aforementioned facilities.
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
In December 2021, subsidiaries of USPI acquired ownership interests in 86 ambulatory surgery centers and related ambulatory support services (collectively, the “SCD Centers”) from Surgical Center Development #3, LLC and Surgical Center Development #4, LLC (together, “SCD”). Of these, we acquired controlling interests in 15 ambulatory surgery centers, noncontrolling interests in 57 centers and interests in 14 centers still in the development stage. The newly acquired facilities augmented our Ambulatory Care segment’s existing musculoskeletal service line and expanded the number of markets it serves. We made a cash payment of $1.125 billion, net of cash acquired, to acquire these facilities.
In addition to the SCD Centers, we paid an aggregate purchase price of $74 million to acquire controlling interests in 11 outpatient businesses and various physician practices during the year ended December 31, 2021. During 2021, we also acquired controlling interests in three surgical hospitals and two ambulatory surgery centers in which we previously owned a noncontrolling interest for $21 million.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2023 are preliminary. We are in process of assessing working capital balances as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying consolidated financial statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature. During the year ended December 31, 2023, we adjusted the initial purchase allocation of certain acquisitions completed in 2022 based on the results of completed valuations. These adjustments resulted in a net decrease in our Ambulatory Care segment’s goodwill of $18 million.
Preliminary or final purchase price allocations for all the acquisitions made during the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021
Current assets	$34	$38	$59
Property and equipment	28	54	88
Other intangible assets	5	2	8
Goodwill	644	860	664
Other long-term assets	32	99	796
Previously held equity method investments	(99)	(207)	(43)
Current liabilities	(36)	(41)	(25)
Long-term liabilities	(37)	(118)	(70)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(229)	(180)	(139)
Noncontrolling interests	(102)	(273)	(95)
Cash paid, net of cash acquired	(224)	(234)	(1,220)
Gains on consolidations	$16	$—	$23
With the exception of NextCare JV I, which is included in our Hospital Operations segment, all of the facilities described above are included in our Ambulatory Care segment. The majority of the goodwill generated from our 2023 and 2021 acquisitions will be deductible for income tax purposes; however, the majority of the goodwill generated from our 2022 transactions will not be. The goodwill generated from these transactions can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Approximately $15 million, $14 million and $20 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2023, 2022 and 2021, respectively, and are included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Consolidated Statements of Operations.
During the year ended December 31, 2023 and 2021, we recognized gains totaling $16 million and $23 million, respectively, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests. No such gain or loss was recognized in the year ended December 31, 2022.

NOTE 23. SEGMENT INFORMATION
At December 31, 2022, our business was organized into three separate reporting segments: Hospital Operations and other, Ambulatory Care and Conifer. During the three months ended December 31, 2023, we combined our Hospital Operations and other and Conifer segments into a single reporting segment named Hospital Operations and Services (Hospital Operations). See Note 1 for additional discussion of this change.
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, physician practices and outpatient facilities. At December 31, 2023, our subsidiaries operated 61 hospitals, serving primarily urban and suburban communities in nine states, as well as 164 outpatient facilities, primarily imaging centers, UCCs, ancillary emergency facilities and micro-hospitals. The following transactions changed the number of facilities in our Hospital Operations segment during the years ended December 31, 2023, 2022 and 2021:
•On April 1, 2021, we transferred 24 imaging centers from our Ambulatory Care segment to our Hospital Operations segment; the total assets associated with the imaging centers transferred to our Hospital Operations segment constituted less than 1% of our consolidated total assets at March 31, 2021;
•Also in April 2021, we completed the sale of the majority of the UCCs then held by our Hospital Operations segment to an unaffiliated urgent care provider;
•We completed the sale of the Miami Hospitals in August 2021;
•In September 2022, we opened Piedmont Medical Center Fort Mill, a new hospital located in South Carolina; and
•In December 2023, we acquired a controlling interest in NextCare JV I and a minority interest in NextCare Arizona II JV, LLC. Through these transactions, we acquired a controlling interest in 41 fully operational UCCs and a telehealth center and a noncontrolling interest in an additional 15 fully operational UCCs, all located in Arizona.
Our Hospital Operations segment also provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients.
Our Ambulatory Care segment is comprised of the operations of USPI. At December 31, 2023, USPI had ownership interests in 461 ambulatory surgery centers (322 consolidated) and 24 surgical hospitals (eight consolidated) in 35 states. We completed the divestiture of 40 UCCs held by our Ambulatory Care segment on April 1, 2021. Effective June 30, 2022, we purchased all of the shares in USPI that Baylor held on that date for $406 million, which increased our ownership interest in USPI’s voting shares from 95% to 100% (see Note 18 for additional information about this transaction).
The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, as applicable:

	December 31,
	2023	2022	2021
Assets:
Hospital Operations	$17,268	$16,599	$18,106
Ambulatory Care	11,044	10,557	9,473
Total	$28,312	$27,156	$27,579

	Years Ended December 31,
	2023	2022	2021
Capital expenditures:
Hospital Operations	$671	$687	$592
Ambulatory Care	80	75	66
Total	$751	$762	$658

Net operating revenues:
Hospital Operations	$16,683	$15,926	$16,767
Ambulatory Care	3,865	3,248	2,718
Total	$20,548	$19,174	$19,485

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$10	$10	$25
Ambulatory Care	218	206	193
Total	$228	$216	$218

Adjusted EBITDA:
Hospital Operations	$1,997	$2,142	$2,286
Ambulatory Care	1,544	1,327	1,197
Total	$3,541	$3,469	$3,483

Depreciation and amortization:
Hospital Operations	$750	$729	$760
Ambulatory Care	120	112	95
Total	$870	$841	$855

	Years Ended December 31,
	2023	2022	2021
Adjusted EBITDA	$3,541	$3,469	$3,483
Loss from divested and closed businesses	—	—	(1)
Depreciation and amortization	(870)	(841)	(855)
Impairment and restructuring charges, and acquisition-related costs	(137)	(226)	(85)
Litigation and investigation costs	(47)	(70)	(116)
Interest expense	(901)	(890)	(923)
Loss from early extinguishment of debt	(11)	(109)	(74)
Other non-operating income, net	19	10	14
Gains on sales, consolidation and deconsolidation of facilities	23	1	445
Income from continuing operations, before income taxes	$1,617	$1,344	$1,888
NOTE 24. RECENT ACCOUNTING STANDARDS
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The standard expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning one year later. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented. The adoption of this guidance will not affect our consolidated results of operations, financial position or cash flows and we are currently evaluating the effect the guidance will have on our disclosures.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”), which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.
The FASB issued ASU 2022‑03, “Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022‑03”) in June 2022. Through ASU 2022‑03 the FASB clarified that an entity should measure the fair value of an equity security subject to contractual sale restriction the same way it measures an identical equity security that is not subject to such a restriction and enhanced the disclosure requirements related to these instruments. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. For non‑investment companies, ASU 2022‑03 will be applied prospectively with adjustments resulting from the initial adoption recognized in earnings and disclosed. We do not expect adoption of ASU 2022‑03 to have a material impact on our consolidated financial statements and disclosures.
Recently Adopted Accounting Standards
As further discussed in Note 1, we adopted ASU 2020-06 effective January 1, 2022. We applied the modified retrospective transition approach as of the period of adoption.
NOTE 25. SUBSEQUENT EVENT
In January 2024, we entered into a definitive agreement for the sale of four hospitals and related operations in Orange County and Los Angeles County, California, all of which are in our Hospital Operations segment. We anticipate the transaction will close in early 2024, subject to customary regulatory approvals, clearances and closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2023 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
Management’s report on internal control over financial reporting is set forth on page 80 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 81 herein.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5‑1 trading arrangement” or “non‑Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of the SEC’s Regulation S‑K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding the identity and business experience of our directors is set forth under the subsections “Nominees for Election to the Board of Directors,” “Director Nomination and Qualifications” and “Director Nominees’ Qualifications and Experience” under the heading “Proposal 1 – Election of Directors,” and the information required by this Item regarding the identity and business experience of our executive officers is set forth under the heading “Executive Officers,” in each case in the definitive proxy materials we will file in connection with our 2024 Annual Meeting of Shareholders. All such information is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
Information on our Audit Committee and Audit Committee Financial Experts required by this Item is set forth under the caption “Corporate Governance and Board Practices – Committees” in the definitive proxy materials we will file in connection with our 2024 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
Information concerning our Code of Conduct, by which all of our employees and officers, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide appears under Item 1, Business – Compliance and Ethics, of Part I of this report, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the headings “Executive Compensation Tables,” “Corporate Governance and Board Practices – Committees – HR Committee Interlocks and Insider Participation” and “Human Resources Committee Report” in the definitive proxy materials we will file in connection with our 2024 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners required by this Item is set forth under the headings “Securities Ownership” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive proxy materials we will file in connection with our 2024 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the headings “Corporate Governance and Board Practices – Certain Relationships and Related Person Transactions” and “Proposal 1 – Election of Directors – Director Nominees’ Qualifications and Experience – Director Independence” in the definitive proxy materials we will file in connection with our 2024 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading “Proposal 3 – Ratification of the Selection of Independent Registered Public Accountants” in the definitive proxy materials we will file in connection with our 2024 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The Consolidated Financial Statements and notes thereto can be found on pages 84 through 131.
FINANCIAL STATEMENT SCHEDULES
Schedule II—Valuation and Qualifying Accounts (included on page 143).
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
Thirtieth Supplemental Indenture, dated as of February 5, 2019, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6.250% Senior Secured Second Lien Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed February 6, 2019)

(e)
Thirty-Second Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 4.875% Senior Secured First Lien Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(f)
Thirty-Third Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 5.125% Senior Secured First Lien Notes due 2027 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(g)
Thirty-Fifth Supplemental Indenture, dated as of June 16, 2020, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 16, 2020)

(h)
Thirty-Sixth Supplemental Indenture, dated as of September 16, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.125% Senior Notes Due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 16, 2020)

(i)
Thirty-Seventh Supplemental Indenture dated as of June 2, 2021, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.250% Senior Secured First Lien Notes due 2029 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 2, 2021)

(j)
Thirty-Eighth Supplemental Indenture dated as of December 1, 2021, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.375% Senior Secured First Lien Notes due 2030 (Incorporated by Reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed December 1, 2021)

(k)
Thirty-Ninth Supplemental Indenture, dated as of June 15, 2022, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.125% Senior Secured First Lien Notes due 2030 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 15, 2022)

(l)
Fortieth Supplemental Indenture, dated as of May 16, 2023, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.750% Senior Secured First Lien Notes Due 2031 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed May 16, 2023)

(10)	Material Contracts

(a)
Amendment No. 7, dated as of March 16, 2022, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent, including as Exhibit A thereto a copy of the Amended and Restated Credit Agreement reflecting all amendments and restatements through March 16, 2022 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 17, 2022)

(b)
Amendment No. 6, dated as of September 7, 2023, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto, and Barclays Bank PLC, as administrative agent, including as Exhibit A thereto a copy of the Letter of Credit Facility Agreement reflecting all amendments through September 7, 2023 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 8, 2023)

(c)
Guaranty, dated as of March 7, 2014, among Barclays Bank PLC, as administrative agent and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 10, 2014)

(d)
Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 5, 2009)

(e)
First Amendment to Stock Pledge Agreement, dated as of May 8, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(f)
Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 16, 2009)

(g)
Third Amendment to Stock Pledge Agreement, dated as of March 7, 2014, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(h)
Fourth Amendment to Stock Pledge Agreement, dated as of March 23, 2015, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(i)
Fifth Amendment to Stock Pledge Agreement, dated as of December 1, 2016, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 25, 2019)

(j)
Sixth Amendment to Stock Pledge Agreement, dated as of July 14, 2017, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 25, 2019)

(k)
Seventh Amendment to Stock Pledge Agreement, dated as of February 5, 2019, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year December 31, 2018, filed February 25, 2019)

(l)
Eighth Amendment to Stock Pledge Agreement, dated as of August 26, 2019, Ninth Amendment to Stock Pledge Agreement, dated as of April 7, 2020, Tenth Amendment to Stock Pledge Agreement, dated as of June 16, 2020, Eleventh Amendment to Stock Pledge Agreement, dated as of June 2, 2021, Twelfth Amendment to Stock Pledge Agreement, dated as of December 1, 2021, Thirteenth Amendment to Stock Pledge Agreement, dated as of June 15, 2022, and Fourteenth Amendment to Stock Pledge Agreement, dated as of May 16, 2023, all by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto

(m)
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
Retirement Agreement and General Release among the Registrant, Tenet Business Services Corporation and Daniel J. Cancelmi dated August 9, 2023 (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed October 30, 2023)*

(q)
Letter from the Registrant to Sun Park, dated as of June 3, 2023 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed July 31, 2023)*

(r)
Letter from the Registrant to Paola Arbour, dated May 3, 2018 (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 4, 2020)*

(s)
Offer of Employment from the Registrant to Thomas W. Arnst, amended and restated as of February 2, 2022 (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022)*

(t)
Letter from the Registrant to Lisa Foo, dated as of February 18, 2022 (Incorporated by reference to Exhibit 10(y) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 21, 2023)*

(u)
Tenet Fifth Amended and Restated Executive Severance Plan, as amended and restated effective February 1, 2021 (Incorporated by reference to Exhibit 10(hh) to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2020, filed February 19, 2021)*

(v)
Form of Amendment to Executive Severance Plan Agreement (Incorporated by reference to Exhibit 10(y) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022)*

(w)
Tenet Healthcare Corporation Tenth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2018 (Incorporated by reference to Exhibit 10(cc) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 25, 2019)*

(x)
Sixth Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective January 1, 2020 (Incorporated by reference to Exhibit 10(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(y)
Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan, as amended and restated effective March 10, 2016 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 1, 2016)*

(z)
Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(aa)
Forms of Award used to evidence (i) grants of cash-based long-term performance awards, (ii) grants of non-qualified stock option performance awards and (iii) grants of restricted stock unit awards under the Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(hh) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 26, 2018)*

(bb)
Terms and Conditions of Restricted Stock Unit Award granted to Saumya Sutaria, M.D. on January 31, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(qq) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 24, 2020)*

(cc)
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
Forms of Award used to evidence (i) initial grants of restricted stock units to directors prior to May 2021 and (ii) annual grants of restricted stock units to directors prior to 2023, each under the Tenet Healthcare 2019 Stock Incentive Plan*

(ff)	Form of Award used to evidence annual grants of restricted stock units to directors after 2022 under the Tenet Healthcare 2019 Stock Incentive Plan*

(gg)
Terms and Conditions of Restricted Stock Unit Award granted to J. Robert Kerrey on November 3, 2022 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(ll) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 21, 2023)*

(hh)
Forms of Award used to evidence (i) grants of time-based restricted stock units to executives and (ii) grants of performance-based restricted stock units to executives, in each case after 2019 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(mm) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 21, 2023)*

(ii)
Forms of Award used to evidence (i) grants of time-based restricted stock units to executives and (ii) grants of performance-based restricted stock units to executives, in each case after 2021 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed April 29, 2022)*

(jj)
Forms of Award used to evidence (i) grants of time-based restricted stock units to executives and (ii) grants of performance-based restricted stock units to executives, in each case after 2022 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed April 28, 2023)*

(kk)
Terms and Conditions of Restricted Stock Unit Awards and Terms and Conditions of Restricted Stock Unit Performance Awards, in each case granted to Saumya Sutaria, M.D. on September 1, 2021 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(ll) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022)*

(ll)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case to Saumya Sutaria, M.D. after 2021 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed April 29, 2022)*

(mm)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case to Saumya Sutaria, M.D. after 2022 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed April 28, 2023)*

(nn)
Terms and Conditions of Restricted Stock Unit Award granted to Sun Park on July 17, 2023 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed October 30, 2023)*

(oo)
Terms and Conditions of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Performance Award, in each case granted to Thomas W. Arnst under the Tenet Healthcare 2019 Stock Incentive Plan for the 2020-2022 performance period (Incorporated by reference to Exhibit 10(ss) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 21, 2023)*

(pp)
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

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(97)	Tenet Healthcare Corporation Clawback Policy

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)
Date: February 16, 2024	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 16, 2024	By:	/s/ SAUMYA SUTARIA
Saumya Sutaria, M.D. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: February 16, 2024	By:	/s/ SUN PARK
Sun Park Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 16, 2024	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Date: February 16, 2024	By:	/s/ VINEETA AGARWALA
Vineeta Agarwala, M.D., PhD Director
Date: February 16, 2024	By:	/s/ JAMES L. BIERMAN
James L. Bierman Director
Date: February 16, 2024	By:	/s/ ROY D. BLUNT
Roy D. Blunt Director
Date: February 16, 2024	By:	/s/ RICHARD FISHER
Richard Fisher Director
Date: February 16, 2024	By:	/s/ MEGHAN M. FITZGERALD
Meghan M. FitzGerald, DrPH Director
Date: February 16, 2024	By:	/s/ CECIL D. HANEY
Cecil D. Haney Director
Date: February 16, 2024	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director
Date: February 16, 2024	By:	/s/ CHRIS LYNCH
Chris Lynch Director
Date: February 16, 2024	By:	/s/ RICHARD MARK
Richard Mark Director

Date: February 16, 2024	By:	/s/ TAMMY ROMO
Tammy Romo Director
Date: February 16, 2024	By:	/s/ STEPHEN H. RUSCKOWSKI
Stephen H. Rusckowski Director
Date: February 16, 2024	By:	/s/ NADJA WEST
Nadja West, M.D. Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

	Balance at Beginning of Period	Costs and Expenses(1)	Deductions	Other Items	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2023	$177	$71	$—	$—	$248
Year ended December 31, 2022	$57	$120	$—	$—	$177
Year ended December 31, 2021	$55	$2	$—	$—	$57

(1)	Includes amounts recorded in discontinued operations.