Form 10-Q
period 2024-03-31
TENET HEALTHCARE CORP
filed 2024-04-30
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were 97,683 shares (in thousands) of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands
(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,481	$1,228
Accounts receivable	3,148	2,914
Inventories of supplies, at cost	395	411
Assets held for sale	22	775
Other current assets	1,775	1,839
Total current assets	7,821	7,167
Investments and other assets	3,244	3,157
Deferred income taxes	20	77
Property and equipment, at cost, less accumulated depreciation and amortization ($5,908 at March 31, 2024 and $6,478 at December 31, 2023)	5,855	6,236
Goodwill	10,568	10,307
Other intangible assets, at cost, less accumulated amortization ($1,312 at March 31, 2024 and $1,447 at December 31, 2023)	1,399	1,368
Total assets	$28,907	$28,312
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$107	$120
Accounts payable	1,335	1,408
Accrued compensation and benefits	775	930
Professional and general liability reserves	266	254
Accrued interest payable	249	200
Liabilities held for sale	11	69
Income tax payable	805	23
Other current liabilities	1,868	1,756
Total current liabilities	5,416	4,760
Long-term debt, net of current portion	12,772	14,882
Professional and general liability reserves	794	792
Defined benefit plan obligations	334	335
Deferred income taxes	231	326
Other long-term liabilities	1,689	1,709
Total liabilities	21,236	22,804
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,728	2,391
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 157,805 shares issued at March 31, 2024 and 157,271 shares issued at December 31, 2023	8	8
Additional paid-in capital	4,806	4,834
Accumulated other comprehensive loss	(179)	(181)
Retained earnings (accumulated deficit)	1,959	(192)
Common stock in treasury, at cost, 60,132 shares at March 31, 2024 and 57,321 shares at December 31, 2023	(3,141)	(2,861)
Total shareholders’ equity	3,453	1,608
Noncontrolling interests	1,490	1,509
Total equity	4,943	3,117
Total liabilities and equity	$28,907	$28,312
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net operating revenues	$5,368	$5,021
Grant income	—	3
Equity in earnings of unconsolidated affiliates	59	50
Operating expenses:
Salaries, wages and benefits	2,321	2,258
Supplies	928	891
Other operating expenses, net	1,154	1,093
Depreciation and amortization	208	217
Impairment and restructuring charges, and acquisition-related costs	27	21
Litigation and investigation costs	4	4
Net gains on sales, consolidation and deconsolidation of facilities	(2,500)	(13)
Operating income	3,285	603
Interest expense	(218)	(221)
Other non-operating income (expense), net	25	(2)
Loss from early extinguishment of debt	(8)	—
Income before income taxes	3,084	380
Income tax expense	(750)	(84)
Net income	2,334	296
Less: Net income available to noncontrolling interests	183	153
Net income available to Tenet Healthcare Corporation common shareholders	$2,151	$143

Earnings per share available to Tenet Healthcare Corporation common shareholders:
Basic earnings per share	$21.60	$1.40
Diluted earnings per share	$21.38	$1.32

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	99,581	102,289
Diluted	100,598	106,006

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$2,334	$296
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income (expense), net	2	2
Foreign currency translation adjustments and other	1	—
Other comprehensive income before income taxes	3	2
Income tax expense related to items of other comprehensive income	(1)	—
Total other comprehensive income, net of tax	2	2
Comprehensive net income	2,336	298
Less: Comprehensive income available to noncontrolling interests	183	153
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$2,153	$145

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$2,334	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208	217
Deferred income tax expense (benefit)	(38)	8
Stock-based compensation expense	17	14
Impairment and restructuring charges, and acquisition-related costs	27	21
Litigation and investigation costs	4	4
Net gains on sales, consolidation and deconsolidation of facilities	(2,500)	(13)
Loss from early extinguishment of debt	8	—
Equity in earnings of unconsolidated affiliates, net of distributions received	3	11
Amortization of debt discount and debt issuance costs	8	9
Net gains from the sale of investments and long-lived assets	—	(14)
Other items, net	(5)	(2)
Changes in cash from operating assets and liabilities:
Accounts receivable	(263)	35
Inventories and other current assets	(18)	50
Income taxes	783	76
Accounts payable, accrued expenses, contract liabilities and other current liabilities	19	(230)
Other long-term liabilities	24	(9)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(25)	(24)
Net cash provided by operating activities	586	449
Cash flows from investing activities:
Purchases of property and equipment	(240)	(235)
Purchases of businesses or joint venture interests, net of cash acquired	(449)	(48)
Proceeds from sales of facilities and other assets	4,030	13
Proceeds from sales of marketable securities and long-term investments	7	9
Purchases of marketable securities and long-term investments	(10)	(18)
Other items, net	(10)	(7)
Net cash provided by (used in) investing activities	3,328	(286)
Cash flows from financing activities:
Repayments of borrowings	(2,141)	(45)
Proceeds from borrowings	2	12
Repurchases of common stock	(278)	(50)
Distributions paid to noncontrolling interests	(162)	(134)
Proceeds from the sale of noncontrolling interests	5	25
Purchases of noncontrolling interests	(52)	(41)
Other items, net	(35)	(22)
Net cash used in financing activities	(2,661)	(255)
Net increase (decrease) in cash and cash equivalents	1,253	(92)
Cash and cash equivalents at beginning of period	1,228	858
Cash and cash equivalents at end of period	$2,481	$766
Supplemental disclosures:
Interest paid, net of capitalized interest	$(162)	$(177)
Income tax payments, net	$(5)	$—
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
Our expansive, nationwide care delivery network now consists of our Hospital Operations and Ambulatory Care segments. As of March 31, 2024, our Hospital Operations segment was comprised of 52 acute care and specialty hospitals, a network of employed physicians and 151 outpatient facilities, including imaging centers, urgent care centers (each, a “UCC”), ancillary emergency facilities and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of our subsidiary USPI Holding Company, Inc. (“USPI”), which held indirect ownership interests in 512 ambulatory surgery centers and 25 surgical hospitals at March 31, 2024. USPI held noncontrolling interests in 157 of these facilities, which are recorded using the equity method of accounting. In addition, we operate a Global Business Center (“GBC”) in Manila, Philippines.
This quarterly report supplements our Annual Report on Form 10‑K for the year ended December 31, 2023 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all dollar amounts presented in our Condensed Consolidated Financial Statements and these accompanying notes are expressed in millions (except per‑share amounts), and all share amounts are expressed in thousands.
Changes to prior-year presentation—As noted above, we combined our Hospital Operations and other and Conifer segments into a single reporting segment named Hospital Operations and Services (Hospital Operations) during the three months ended December 31, 2023. This change was made to reflect updates to the organizational and management structure of our Conifer and Hospital Operations and other segments. All prior‑period data presented in this report has been adjusted to conform to our new reporting segment structure.
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
In addition, due to its increased significance, income tax payable is now presented separately from other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
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

Operating results for the three‑month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; the impact of cybersecurity incidents on our operations; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; the future course and impact of COVID‑19, or the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease, on our operations, financial condition and liquidity; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others: changes in federal, state and local healthcare and business regulations; changes in general economic conditions nationally and regionally, including inflation and other factors; the number of uninsured and underinsured individuals in local communities treated at our facilities; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year‑to‑year comparisons as well.
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.481 billion and $1.228 billion at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, our book overdrafts were $214 million and $187 million, respectively, which were classified as accounts payable. At March 31, 2024 and December 31, 2023, $97 million and $100 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
Also at March 31, 2024 and December 31, 2023, we had $57 million and $154 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $44 million and $141 million, respectively, were included in accounts payable.
During the three months ended March 31, 2024 and 2023, we recorded right‑of‑use assets related to non‑cancellable finance leases of $14 million and $19 million, respectively, and related to non‑cancellable operating leases of $41 million and $44 million, respectively, in each case excluding right‑of‑use assets obtained through business acquisitions.
Goodwill
The following tables provide information on changes in the carrying amount of goodwill:

	Three Months Ended March 31,
	2024	2023
Hospital Operations:
Goodwill at beginning of period, net of accumulated impairment losses	$3,119	$3,411
Purchase price allocation adjustments	(5)	—
Goodwill related to assets held for sale and disposed	(281)	(30)
Goodwill at end of period, net of accumulated impairment losses	$2,833	$3,381

	Three Months Ended March 31,
	2024	2023
Ambulatory Care:
Goodwill at beginning of period	$7,188	$6,712
Goodwill acquired during the year, net of purchase price allocation adjustments	607	167
Goodwill related to assets held for sale and disposed or deconsolidated facilities	(60)	(2)
Goodwill at end of period	$7,735	$6,877
Other Intangible Assets
The following table provides information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At March 31, 2024:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,581	$(1,110)	$471
Contracts	323	(125)	198
Other	86	(77)	9
Other intangible assets with finite lives	1,990	(1,312)	678

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	612	—	612
Other	4	—	4
Other intangible assets with indefinite lives	721	—	721
Other intangible assets, net	$2,711	$(1,312)	$1,399

At December 31, 2023:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,712	$(1,205)	$507
Contracts	294	(164)	130
Other	91	(78)	13
Other intangible assets with finite lives	2,097	(1,447)	650

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	609	—	609
Other	4	—	4
Other intangible assets with indefinite lives	718	—	718
Other intangible assets, net	$2,815	$(1,447)	$1,368
Estimated future amortization of intangible assets with finite useful lives at March 31, 2024 was as follows:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2024	2025	2026	2027	2028
Amortization of intangible assets	$678	$125	$111	$99	$88	$66	$189
We recognized amortization expense of $45 million and $42 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively.

Other Current Assets
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

	March 31, 2024	December 31, 2023
Prepaid expenses	$375	$391
Contract assets	194	208
California provider fee program receivables	305	329
Receivables from other government programs	240	282
Guarantees	248	274
Non-patient receivables	315	260
Other	98	95
Total other current assets	$1,775	$1,839
Investments in Unconsolidated Affiliates
As of March 31, 2024, we controlled 380 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (157 of 537 at March 31, 2024), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended March 31,
	2024	2023
Net operating revenues	$835	$783
Net income	$216	$185
Net income available to the investees	$123	$107
NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	March 31, 2024	December 31, 2023
Patient accounts receivable	$2,972	$2,719
Estimated future recoveries	140	148
Cost report settlements receivable, net of payables and valuation allowances	36	47
Accounts receivable, net	$3,148	$2,914
We participate in various provider fee programs, which help reduce the amount of uncompensated care for indigent patients and those covered by Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program:

	March 31, 2024	December 31, 2023
Assets:
Other current assets	$305	$329
Investments and other assets	$373	$334

Liabilities:
Other current liabilities	$203	$172
Other long-term liabilities	$82	$135

Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended March 31,
	2024	2023
Estimated costs for:
Uninsured patients	$139	$123
Charity care patients	21	24
Total	$160	$147
NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Our Hospital Operations segment’s contract assets and liabilities primarily derive from: (1) patients receiving ongoing inpatient care from one of our facilities at the end of the reporting period; and (2) timing differences between our performance of revenue cycle management and other contractually-based services and the invoicing or receipt of payment for these services. Our Hospital Operations segment’s contract assets were included in other current assets, and its contract liabilities were included in other current liabilities or other long‑term liabilities, depending upon when we expect to recognize the underlying revenue, in the accompanying Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023. Approximately 87% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.
The opening and closing balances of our Hospital Operations segment’s receivables, contract assets, and current and long-term contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue and Advances from Medicare	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2023	$21	$208	$59	$12
March 31, 2024	74	194	67	13
Increase (decrease)	$53	$(14)	$8	$1

December 31, 2022	$37	$200	$110	$13
March 31, 2023	57	202	76	13
Increase (decrease)	$20	$2	$(34)	$—
The difference between the opening and closing balances of our contract assets is primarily related to patients receiving ongoing inpatient care from one of our facilities at December 31, 2023 who have since been billed for the services provided.
In the three months ended March 31, 2024 and 2023, we recognized revenue totaling $52 million and $64 million, respectively, from our revenue cycle management services that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those contract clients who were billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the service period.
Contract Costs—At March 31, 2024 and December 31, 2023, unamortized client contract setup costs were $21 million and $22 million, respectively, and were presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.
NOTE 4. DISPOSITION OF ASSETS AND LIABILITIES
In November 2023, we entered into a definitive agreement for the sale of three hospitals located in South Carolina and certain related operations (together, the “SC Hospitals”), all of which were held by our Hospital Operations segment. The assets and liabilities related to the SC Hospitals were included in assets held for sale and liabilities held for sale, respectively, in the accompanying Condensed Consolidated Balance Sheet at December 31, 2023. We completed the sale of the SC Hospitals in January 2024, resulting in the recognition of a pre-tax gain on sale of $1.673 billion in the three months ended March 31, 2024.

In January 2024, we entered into a definitive agreement for the sale of four hospitals and certain related operations located in Orange County and Los Angeles County, California (the “OCLA CA Hospitals”), including facilities from both our Hospital Operations and Ambulatory Care segments. We completed the sale of the OCLA CA Hospitals in March 2024, resulting in the recognition of a pre-tax gain on sale of $529 million in the three months ended March 31, 2024.
In February 2024, we entered into a definitive agreement for the sale of two hospitals and certain related operations located in San Luis Obispo County, California (the “Central CA Hospitals”), all of which were held by our Hospital Operations segment. We completed the sale of the Central CA Hospitals in March 2024, resulting in the recognition of a pre-tax gain on sale of $278 million in the three months ended March 31, 2024.
Also in March 2024, we completed the sale of two ambulatory surgery centers located in South Carolina and held by our Ambulatory Care segment. We recognized a pre-tax gain of $23 million from this sale.
Gains recognized from the disposition of the assets described above are included in net gains on sales, consolidation and deconsolidation of facilities in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2024.
Assets and liabilities classified as held for sale at March 31, 2024 were comprised of the following:

Other current assets	$6
Other intangible assets	16
Other current liabilities	(11)
Net assets held for sale	$11
The following table presents amounts included in income before income taxes, related to significant components of our business that were recently disposed of:

	Three Months Ended March 31,
	2024	2023
SC Hospitals (includes a $1.673 billion gain on sale in the 2024 period)	$1,686	$28
OCLA CA Hospitals (includes a $529 million gain on sale in the 2024 period)	541	14
Central CA Hospitals (includes a $278 million gain on sale in the 2024 period)	289	10
Total	$2,516	$52
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
During the three months ended March 31, 2024, we recorded impairment and restructuring charges and acquisition‑related costs of $27 million, consisting of $14 million of restructuring charges, $12 million of acquisition‑related transaction costs and $1 million of impairment charges. Restructuring charges consisted of $7 million of legal costs related to the sale of certain businesses, $3 million related to the transition of various administrative functions to our GBC and $4 million of other restructuring costs.
During the three months ended March 31, 2023, we recorded impairment and restructuring charges and acquisition‑related costs of $21 million, consisting of $18 million of restructuring charges, $2 million of acquisition‑related costs and $1 million of impairment charges. Restructuring charges consisted of $4 million of employee severance costs, $4 million related to the transition of various administrative functions to our GBC, $4 million of legal costs related to the sale of certain businesses, $3 million of contract and lease termination fees and $3 million of other restructuring costs. Acquisition‑related costs consisted of $2 million of transaction costs.

NOTE 6. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Senior unsecured notes:
6.125% due 2028	$2,500	$2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.875% due 2026	—	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	1,350
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	324	361
Unamortized issue costs and note discounts	(107)	(121)
Total long-term debt	12,879	15,002
Less: Current portion	107	120
Long-term debt, net of current portion	$12,772	$14,882
Senior Unsecured Notes and Senior Secured Notes
At March 31, 2024, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. A payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
In March 2024, we redeemed all $2.100 billion aggregate principal amount outstanding of our 4.875% senior secured first lien notes due 2026 in advance of their maturity date. We paid $2.100 billion using cash on hand to redeem the notes. In connection with the redemption, we recorded a loss from early extinguishment of debt of $8 million in the three months ended March 31, 2024, primarily related to the write-off of associated unamortized issuance costs.
Credit Agreement
We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. Outstanding revolving loans accrue interest depending on the type of loan at either (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% per annum or (b) Term Secured Overnight Financing Rate (“SOFR”), Daily Simple SOFR or the Euro Interbank Offered Rate (EURIBOR) (each, as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% per annum and (in the case of Term SOFR and Daily Simple SOFR only) a credit spread adjustment of 0.10%, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts. At March 31, 2024, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at March 31, 2024.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. We amended the LC Facility in September 2023 to, among other things, (1) extend the scheduled maturity date from September 12, 2024 to March 16, 2027, and (2) replace the London Interbank Offered Rate (LIBOR) with Term SOFR as the reference interest rate. Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate, as defined in the LC Facility, plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At March 31, 2024, we had $110 million of standby letters of credit outstanding under the LC Facility.
NOTE 7. GUARANTEES
At March 31, 2024, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $316 million. We had a total liability of $246 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2024.
At March 31, 2024, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $86 million. Of the total, $20 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2024.
NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 include $17 million and $14 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.
Stock Options
The following table provides information about our stock option activity during the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2023	384,440	$22.79
Exercised	(94,560)	$18.99
Outstanding at March 31, 2024	289,880	$24.02	$24	4.1 years
The stock options exercised during the three months ended March 31, 2024 had an aggregate intrinsic value of $8 million. No stock options were exercised during the three months ended March 31, 2023, and we did not grant any stock options during either of the three-month periods in 2024 or 2023.

The following table provides additional information about our outstanding stock options, all of which were vested and exercisable, at March 31, 2024:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$18.99 to $20.609	161,285	3.5 years	$19.99
$20.61 to $35.430	128,595	4.8 years	$29.07
	289,880	4.1 years	$24.02

Restricted Stock Units
The following table presents information about our restricted stock unit (“RSU”) activity during the three months ended March 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2023	1,421,063	$66.46
Granted	527,897	$97.18
Performance-based adjustment	204,121	$66.42
Vested	(642,865)	$65.22
Forfeited	(674)	$67.77
Unvested at March 31, 2024	1,509,542	$79.84
We grant both time‑based RSUs that vest over a prescribed period and performance-based RSUs that vest subject to the achievement of specified performance goals within a pre‑established time frame. The performance-based RSUs may contain provisions that increase or decrease the number of RSUs that ultimately vest, depending upon the level of achievement. For certain of our performance‑based awards, the number of RSUs that ultimately vest is also subject to adjustment based on the achievement of a market‑based condition. These adjustments range from 0% to a maximum of 250% of the number of RSUs initially granted for awards made in 2024, from 0% to a maximum of 225% for awards made in 2023 and from 0% to 200% for awards granted prior to 2023.
The table below summarizes the time-based RSUs granted during the three months ended March 31, 2024:

No. of RSUs	Vesting Terms
247,136	RSUs will vest and be settled ratably over a three‑year period from the grant date
The table below summarizes the performance-based RSUs granted during the three months ended March 31, 2024:

No. of RSUs		Performance Period	Potential Vesting Range
	Vesting Terms		Minimum	Maximum
275,156	RSUs will vest and be settled on the third anniversary of the grant date	2024 to 2026	—%	250%
204,121	RSUs vested and settled immediately as a result of our level of achievement with respect to performance‑based RSUs granted in 2021
5,605	RSUs will vest and be settled on the third anniversary of the grant date	2024 to 2026	—%	150%
The table below summarizes the time-based RSUs granted during the three months ended March 31, 2023:

No. of RSUs	Vesting Terms
301,268	RSUs will vest and be settled ratably over a three‑year period from the grant date
42,626	RSUs will vest and be settled on the fifth anniversary of the grant date
33,586	RSUs vested and settled in December 2023
The table below summarizes the performance-based RSUs granted during the three months ended March 31, 2023:

No. of RSUs		Performance Period	Potential Vesting Range
	Vesting Terms		Minimum	Maximum
301,268	RSUs will vest and be settled on the third anniversary of the grant date	2023 to 2025	—%	225%
185,901	RSUs vested and settled immediately as a result of our level of achievement with respect to performance‑based RSUs granted in 2020
The fair value of an RSU is based on our share price on the grant date. The fair value of an RSU with a market‑based condition is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Three Months Ended March 31,
	2024	2023
Expected volatility	34.9% - 52.1%	53.6% - 65.6%
Risk-free interest rate	4.4% - 4.9%	4.5% - 4.8%

At March 31, 2024, there were $79 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 2.4 years.
USPI Management Equity Plan
USPI maintains a separate restricted stock plan (the “USPI Management Equity Plan”) under which it grants RSUs representing a contractual right to receive one share of USPI’s non‑voting common stock in the future. The vesting of RSUs granted under the USPI Management Equity Plan varies based on the terms of the underlying award agreement. Once the RSUs have vested and the subsequent requisite holding period is met, during specified times, the participant can sell the underlying shares to USPI at their estimated fair market value. At our sole discretion, the purchase of any non‑voting common shares can be made in cash or in shares of Tenet’s common stock.
The following table summarizes RSU activity under the USPI Management Equity Plan during the three months ended March 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2023	607,984	$34.13
Vested	(605,987)	$34.13
Forfeited	(1,997)	$34.13
Unvested at March 31, 2024	—	$34.13
USPI did not make any grants under the USPI Management Equity Plan during the three months ended March 31, 2024 or 2023. At March 31, 2024, there were 453 thousand outstanding vested shares of non‑voting common stock eligible to be sold to USPI.
NOTE 9. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2023	99,950	$8	$4,834	$(181)	$(192)	$(2,861)	$1,509	$3,117
Net income	—	—	—	—	2,151	—	82	2,233
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(78)	(78)
Other comprehensive income	—	—	—	2	—	—	—	2
Sales of businesses and noncontrolling interests, net	—	—	(5)	—	—	—	(23)	(28)
Repurchases of common stock	(2,811)	—	—	—	—	(280)	—	(280)
Stock-based compensation expense and issuance of common stock	534	—	(23)	—	—	—	—	(23)
Balances at March 31, 2024	97,673	$8	$4,806	$(179)	$1,959	$(3,141)	$1,490	$4,943

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2022	102,247	$8	$4,778	$(181)	$(803)	$(2,660)	$1,317	$2,459
Net income	—	—	—	—	143	—	74	217
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	2	—	—	—	17	19
Repurchases of common stock	(906)	—	—	—	—	(50)	—	(50)
Stock-based compensation expense and issuance of common stock	571	—	(6)	—	—	—	—	(6)
Balances at March 31, 2023	101,912	$8	$4,774	$(179)	$(660)	$(2,710)	$1,347	$2,580

Nonredeemable Noncontrolling Interests
Our nonredeemable noncontrolling interests balances at March 31, 2024 and December 31, 2023 were comprised of $183 million and $185 million, respectively, from our Hospital Operations segment, and $1.307 billion and $1.324 billion, respectively, from our Ambulatory Care segment. Net income amounts available to nonredeemable noncontrolling interests for the three months ended March 31, 2024 and 2023 in the tables above were comprised of $9 million and $5 million, respectively, from our Hospital Operations segment and $73 million and $69 million, respectively, from our Ambulatory Care segment.
Share Repurchase Program
In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program. Repurchases may be made in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration date of December 31, 2024.
The table below summarizes transactions completed under the repurchase program during the periods shown:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
Three Months Ended March 31, 2024:
January 1 through January 31, 2024	—	$—	—	$550
February 1 through February 29, 2024	—	$—	—	$550
March 1 through March 31, 2024	2,811	$98.86	2,811	$272

Three Months Ended March 31, 2023:
January 1 through January 31, 2023	—	$—	—	$750
February 1 through February 28, 2023	—	$—	—	$750
March 1 through March 31, 2023	906	$55.03	906	$700
NOTE 10. NET OPERATING REVENUES
Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, and managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients and other uninsured discount and charity programs. Net operating revenues for our Hospital Operations segment also include revenues from providing revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients.
The table below presents our sources of net operating revenues:

	Three Months Ended March 31,
	2024	2023
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$610	$613
Medicaid	411	280
Managed care	2,656	2,503
Uninsured	19	31
Indemnity and other	154	140
Total	3,850	3,567
Other revenues(1)	523	549
Total Hospital Operations	4,373	4,116
Ambulatory Care	995	905
Net operating revenues	$5,368	$5,021

(1)	Primarily revenue from physician practices and revenue cycle management. Revenue from revenue cycle management services is included in other revenues for all periods presented to conform with our new reporting segment structure.

Estimated cost report settlements receivable, net of payables and valuation allowances were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from the final determination of amounts earned under all the above arrangements with Medicare and Medicaid.
The following table presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended March 31,
	2024	2023
Net patient service revenues	$954	$868
Management fees	33	30
Revenue from other sources	8	7
Net operating revenues	$995	$905
Performance Obligations
The following table includes revenue from revenue cycle management services that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2024	2025	2026	2027	2028
Performance obligations	$5,854	$513	$684	$683	$683	$683	$2,608
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
We also purchase cyber liability insurance from third parties. During the three months ended March 31, 2023, we received $31 million of insurance recoveries related to a cybersecurity incident that occurred in 2022. Of the amounts received, we recorded $27 million as net operating revenues during the same three-month period in 2023. We did not receive any insurance recoveries or recognize additional recoveries in net operating revenues during the three months ended March 31, 2024.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third‑parties to cover catastrophic claims. At March 31, 2024 and December 31, 2023, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.060 billion and $1.046 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $70 million and $91 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively.
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
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Three Months Ended March 31, 2024	$40	$4	$(15)	$(1)	$28
Three Months Ended March 31, 2023	$51	$4	$(5)	$—	$50
NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Certain of our investees’ partnership and operating agreements contain terms that, upon the occurrence of specified events, could obligate us to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries. The noncontrolling interests subject to these provisions, and the income attributable to those interests, are not included as part of our equity and are presented as redeemable noncontrolling interests in the accompanying Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.

The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries for the periods presented:

	Three Months Ended March 31,
	2024	2023
Balances at beginning of period	$2,391	$2,149
Net income	101	79
Distributions paid to noncontrolling interests	(84)	(73)
Purchases and sales of businesses and noncontrolling interests, net	320	70
Balances at end of period	$2,728	$2,225
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	March 31, 2024	December 31, 2023
Hospital Operations	$879	$860
Ambulatory Care	1,849	1,531
Redeemable noncontrolling interests	$2,728	$2,391

	Three Months Ended March 31,
	2024	2023
Hospital Operations	$21	$22
Ambulatory Care	80	57
Net income available to redeemable noncontrolling interests	$101	$79
In June 2022, we entered into a share purchase agreement to acquire the 5% ownership interest then-held by Baylor University Medical Center (“Baylor”) in USPI for $406 million. Under the share purchase agreement, we are obligated to make non-interest-bearing monthly payments of approximately $11 million through June 2025. At both March 31, 2024 and December 31, 2023, we had a liability of $135 million recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets for the purchase of Baylor’s ownership interest. The long-term portion of this obligation was $31 million and $63 million at March 31, 2024 and December 31, 2023, respectively, which amounts were included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 14. INCOME TAXES
During the three months ended March 31, 2024 and 2023, we recorded income tax expense of $750 million and $84 million on pre-tax income of $3.084 billion and $380 million, respectively. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended March 31,
	2024	2023
Tax expense at statutory federal rate of 21%	$648	$80
State income taxes, net of federal income tax benefit	203	16
Tax benefit attributable to noncontrolling interests	(38)	(32)
Nondeductible goodwill	126	—
Stock-based compensation tax benefit	(5)	(2)
Changes in valuation allowance	(185)	19
Other items	1	3
Income tax expense	$750	$84
During the three months ended March 31, 2024, we recorded an income tax benefit of $185 million to decrease the valuation allowance for utilization of interest expense carryforwards primarily due to gains from sales of facilities. During the three months ended March 31, 2023, we recorded income tax expense of $19 million to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense.

The Inflation Reduction Act of 2022 implemented a corporate alternative minimum tax (“CAMT”) of 15% on book income of certain large corporations effective for tax years beginning after December 31, 2022. We are subject to the CAMT, however, we currently do not expect any material impact on our consolidated statement of operations.
There were no adjustments to our estimated liabilities for uncertain tax positions during the three months ended March 31, 2024. The total amount of unrecognized tax benefits as of March 31, 2024 was $61 million, of which $59 million, if recognized, would affect our effective tax rate and income tax expense.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions are included for the three months ended March 31, 2024. Total accrued interest and penalties on unrecognized tax benefits at March 31, 2024 were $3 million.
As of March 31, 2024, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.
NOTE 15. EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of our basic and diluted earnings per common share calculations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2024
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$2,151	99,581	$21.60
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	—	1,017	(0.22)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$2,151	100,598	$21.38

Three Months Ended March 31, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$143	102,289	$1.40
Effect of dilutive stock options, restricted stock units, deferred compensation units, convertible instruments and dividends on preferred stock	(3)	3,717	(0.08)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$140	106,006	$1.32
During the three months ended March 31, 2024 and 2023, our convertible instruments consisted of RSUs issued under the USPI Management Equity Plan; however, during the three-month period in 2023, our convertible instruments also included an agreement related to the ownership interest in a Hospital Operations segment joint venture.
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

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Long-lived assets held for sale	$22	$—	$22	$—

December 31, 2023
Long-lived assets held for sale	$775	$—	$775	$—
Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At March 31, 2024 and December 31, 2023, the estimated fair value of our long‑term debt was approximately 97.1% and 96.9%, respectively, of the carrying value of the debt.
NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Current assets	$65	$6
Property and equipment	37	4
Other intangible assets	86	2
Goodwill	613	165
Long-term operating lease assets	93	—
Other long-term assets	1	4
Previously held investments in unconsolidated affiliates	(4)	(37)
Current liabilities	(58)	(5)
Long-term operating lease liabilities	(83)	—
Other long-term liabilities	(11)	(8)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(302)	(56)
Noncontrolling interests	(2)	(14)
Cash paid, net of cash acquired	(439)	(48)
Gains (losses) on consolidations	$(4)	$13
The goodwill generated from the 2024 transactions, the majority of which we believe will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $613 million from acquisitions completed during the three months ended March 31, 2024 was recorded in our Ambulatory Care segment. Approximately $12 million and $2 million in transaction costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2024 and 2023, respectively, and were included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Condensed Consolidated Statements of Operations.
In December 2023, we acquired a 55% ownership interest in NextCare Arizona I JV, LLC and a minority ownership interest in NextCare Arizona II JV, LLC from NextCare, Inc. and certain of its affiliates (“NextCare”). Through these transactions, we acquired a controlling interest in 41 fully operational UCCs and a telehealth center, as well as a noncontrolling interest in an additional 15 fully operational UCCs, all located in Arizona. We retained $10 million of the purchase price in escrow pending NextCare’s compliance with certain conditions, which amount was remitted to NextCare during the three months ended March 31, 2024.
We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2024 and 2023 are preliminary. We are in the process of assessing working capital balances and lease and other agreements assumed, as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying Condensed Consolidated Financial Statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature.
During the three months ended March 31, 2024, we adjusted the preliminary purchase allocations of certain acquisitions completed in 2023 based on the results of completed valuations. These adjustments resulted in a net decrease in goodwill of $11 million.
NOTE 18. SEGMENT INFORMATION
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
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, physician practices and outpatient facilities. At March 31, 2024, our subsidiaries operated 52 hospitals, serving primarily urban and suburban communities in nine states, as well as 151 outpatient facilities, primarily imaging centers, UCCs, ancillary emergency facilities and micro-hospitals. Our Hospital Operations segment also provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients.
Our Ambulatory Care segment is comprised of the operations of USPI. At March 31, 2024, USPI had ownership interests in 512 ambulatory surgery centers (372 consolidated) and 25 surgical hospitals (eight consolidated) in 38 states.
The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	March 31, 2024	December 31, 2023
Assets:
Hospital Operations	$17,095	$17,268
Ambulatory Care	11,812	11,044
Total	$28,907	$28,312

	Three Months Ended March 31,
	2024	2023
Capital expenditures:
Hospital Operations	$222	$217
Ambulatory Care	18	18
Total	$240	$235

Net operating revenues:
Hospital Operations	$4,373	$4,116
Ambulatory Care	995	905
Total	$5,368	$5,021

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$3	$3
Ambulatory Care	56	47
Total	$59	$50

Adjusted EBITDA:
Hospital Operations	$630	$492
Ambulatory Care	394	340
Total	$1,024	$832

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization:
Hospital Operations	$177	$190
Ambulatory Care	31	27
Total	$208	$217

Adjusted EBITDA	$1,024	$832
Depreciation and amortization	(208)	(217)
Impairment and restructuring charges, and acquisition-related costs	(27)	(21)
Litigation and investigation costs	(4)	(4)
Interest expense	(218)	(221)
Loss from early extinguishment of debt	(8)	—
Other non-operating income (expense), net	25	(2)
Net gains on sales, consolidation and deconsolidation of facilities	2,500	13
Income before income taxes	$3,084	$380

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
•Liquidity and Capital Resources
•Critical Accounting Estimates
During the three months ended December 31, 2023, we combined our Hospital Operations and other and Conifer segments into a single reporting segment named Hospital Operations and Services (“Hospital Operations”). This change was made to reflect updates to the organizational and management structure of our Conifer and Hospital Operations and other segments. All prior‑period data presented in this report has been adjusted to conform to our new reporting segment structure.
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At March 31, 2024, our subsidiaries operated 52 hospitals serving primarily urban and suburban communities in nine states. Our Hospital Operations segment also included 151 outpatient facilities at March 31, 2024, including imaging centers, urgent care centers, ancillary emergency facilities and micro‑hospitals. In addition, our Hospital Operations segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Health Solutions, LLC joint venture.
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 512 ambulatory surgery centers (each, an “ASC”) (372 consolidated) and 25 surgical hospitals (eight consolidated) in 38 states at March 31, 2024. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; and urology.
Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted admission and per adjusted patient day amounts). Continuing operations information includes the results of all hospitals operated for the entirety, or any portion of, the three months ended March 31, 2024 and 2023, and excludes the results of our hospitals and other businesses classified as discontinued operations for accounting purposes. We believe this presentation is useful to investors because it includes the operations of all facilities in continuing operations for the entire time that we owned and operated them during the relevant period. In addition, continuing operations information reflects the impact of the addition or disposition of individual hospitals and other operations on our volumes, revenues and expenses.
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes hospitals we operated for the entire three-month periods ended March 31, 2024 and 2023. Same‑hospital basis excludes the results of hospitals not operated for the full duration of both periods, as well as our discontinued operations. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.
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
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
Staffing and Labor Trends—We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience shortages of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. Over the past several years, we have had to rely on higher-cost contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. Although we continue to incur a higher level of contract labor expense than we have historically, our recruitment and retention efforts drove a reduction in this expense during the three months ended March 31, 2024 as compared to the same period in 2023.
We also depend on the available labor pool of semi‑skilled and unskilled workers in the areas where we operate. In some of our communities, employers across various industries have increased their minimum wage, which has created more competition and, in some cases, higher labor costs for this sector of employees. Furthermore, we expect that state‑mandated minimum wage increases in California will result in an increase in compensation costs for certain of our employees and vendors.
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

Industry Trends—We believe that several key trends are continuing to shape the demand for healthcare services: (1) consumers, employers and insurers are actively seeking lower‑cost solutions and better value with respect to healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advances and demand for care that is more convenient, affordable and accessible; (3) the growing aging population requires greater chronic disease management and higher‑acuity treatment; and (4) consolidation continues across the entire healthcare sector. Furthermore, the healthcare industry, in general, and the acute care hospital business, in particular, continue to be subject to significant regulatory uncertainty. Changes in federal or state healthcare laws, regulations, funding policies or reimbursement practices, especially those involving reductions to government payment rates, could have a significant impact on our future revenues and expenses.
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
During the three months ended March 31, 2024, we acquired controlling ownership interests in 45 ASCs in which we did not have a previous investment, and we opened one de novo ASC in which we have a noncontrolling ownership interest. We also continue to prioritize increasing our investment in our unconsolidated facilities, acquiring a controlling ownership interest in a previously unconsolidated ASC during the three months ended March 31, 2024, which allowed us to consolidate its financial results.
Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑efficiency measures, and we continue to transition certain support operations to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the three months ended March 31, 2024, and we could incur additional restructuring charges in the future.
From time to time, we also capitalize on opportunities to refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash flow generation and reduce our debt, among other things. Transactions completed during the three months ended March 31, 2024 included the following:
•In January 2024, we completed the sale of three hospitals located in South Carolina and certain related operations (the “SC Hospitals”).
•Also in January 2024, we entered into a definitive agreement for the sale of four hospitals and certain related operations located in Orange County and Los Angeles County, California (the “OCLA CA Hospitals”), and we completed the sale in March 2024.
•In February 2024, we entered into a definitive agreement for the sale of two hospitals and certain related operations located in San Luis Obispo County, California (the “Central CA Hospitals”), and we completed the sale in March 2024.
We also seek advantageous opportunities to grow our portfolio of hospitals and other healthcare facilities. We are continuing construction of a new medical campus located in the Westover Hills area of San Antonio, Texas, that is expected to include a 104‑bed acute care hospital, an ASC and medical office space. The project is on schedule for completion in mid‑2024. In 2023, we broke ground on a new medical campus located in Port St. Lucie, Florida, that is expected to include a 54‑bed hospital, as well as medical office space. We expect to complete construction of the Port St. Lucie medical campus in late 2025.
Improving the Customer Care Experience—As consumers continue to become more engaged in managing their health, we recognize that understanding what matters most to them and earning their loyalty is imperative to our success. As such, we have enhanced our focus on treating our patients as traditional customers by: (1) establishing networks of physicians and facilities that provide convenient access to services across the care continuum; (2) expanding service lines with growing community demand, including a focus on aging and chronic disease patients; (3) offering greater affordability and predictability, including simplified registration and discharge procedures, particularly in our outpatient centers; (4) improving our culture of service; and (5) creating health and benefit programs, patient education and health literacy materials that are customized to the needs of the communities we serve. Through these efforts, we intend to improve the customer care experience in every part of our operations.
Improving Profitability—We continue to focus on growing patient volumes and effective cost management as a means to improve profitability. Our inpatient admissions have been constrained in recent years by the COVID‑19 pandemic, increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co‑pays, co‑insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain areas where we operate. Our business has also been impacted by the rise in inflation and its effects on salaries, wages, benefits and other costs. However, we believe that emphasis on higher‑demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to pursue new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.
Reducing Our Leverage Over Time—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (as amended to date, the “Credit Agreement”), of which we had none at March 31, 2024. In addition, the maturity dates of our notes are staggered from 2027 through 2031. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.
During the three months ended March 31, 2024, we redeemed all $2.100 billion aggregate principal amount outstanding of our 4.875% senior secured first lien notes due 2026 (the “2026 Senior Secured First Lien Notes”) in advance of their maturity date.
Repurchasing Stock—In October 2022, our board of directors authorized the repurchase of up to $1 billion of our common stock through a share repurchase program. Repurchases may be made in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time before its scheduled expiration date of December 31, 2024. We paid approximately $278 million to repurchase a total of 2,811 thousand shares during the three months ended March 31, 2024, or an average of $98.86 per share.
Our ability to execute on our strategies and respond to the aforementioned trends in the current operating environment is subject to numerous risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2023 (our “Annual Report”).

RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	52	61	(9)	(1)
Total admissions	136,374	133,960	1.8%
Adjusted admissions	243,185	244,973	(0.7)%
Paying admissions (excludes charity and uninsured)	130,560	128,094	1.9%
Charity and uninsured admissions	5,814	5,866	(0.9)%
Admissions through emergency department	103,313	101,451	1.8%
Emergency department visits, outpatient	540,205	531,328	1.7%
Total emergency department visits	643,518	632,779	1.7%
Total surgeries	81,973	86,590	(5.3)%
Patient days — total	711,745	703,723	1.1%
Adjusted patient days	1,221,755	1,236,417	(1.2)%
Average length of stay (days)	5.22	5.25	(0.6)%
Average licensed beds	15,319	15,472	(1.0)%
Utilization of licensed beds	51.1%	50.5%	0.6%	(1)
Total visits	1,512,191	1,380,062	9.6%
Paying visits (excludes charity and uninsured)	1,414,570	1,308,135	8.1%
Charity and uninsured visits	97,621	71,927	35.7%
Ambulatory Care:
Total consolidated facilities (at end of period)	380	313	67	(1)
Total consolidated cases	399,427	370,829	7.7%

(1)	The change is the difference between the 2024 and 2023 amounts presented.
Total admissions increased by 2,414, or 1.8%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Total surgeries decreased by 4,617, or 5.3%, during the three-month period in 2024 as compared to the same period in 2023, primarily due to the effects resulting from our sale of the SC Hospitals in January 2024. The increase in our Ambulatory Care segment’s total consolidated cases of 7.7% in the three months ended March 31, 2024, as compared to the same period in 2023, was primarily attributable to incremental case volume from the ASCs we have acquired and same‑facility case growth, partially offset by the impact of the closure and deconsolidation of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
Revenues	2024	2023
Hospital Operations	$4,373	$4,116	6.2%
Ambulatory Care	995	905	9.9%
Total	$5,368	$5,021	6.9%
Consolidated net operating revenues increased by $347 million, or 6.9%, in the three months ended March 31, 2024 compared to the same period in 2023. The increase of $257 million, or 6.2%, in our Hospital Operations segment’s net operating revenues for the three‑month period in 2024 compared to the same period in 2023 was primarily due to a more favorable payer mix, higher patient volume and acuity, and negotiated commercial rate increases. Also during the three months ended March 31, 2024, we recognized additional Medicaid supplemental revenues in Michigan of $88 million. These factors were partially offset by the impact of the sale of the SC Hospitals during the three months ended March 31, 2024. Net operating revenues in our Ambulatory Care segment increased by $90 million, or 9.9%, in the three months ended March 31, 2024 compared to the same period in 2023. This change was primarily driven by the ASCs we have acquired and higher net revenue per case, partially offset by the impact of the closure and deconsolidation of certain facilities.
Our accounts receivable days outstanding (“AR Days”) from continuing operations were 58.1 days and 55.4 days at March 31, 2024 and December 31, 2023, respectively. In February 2024, Change Healthcare, a clearinghouse for medical claims, was the target of a cyberattack. Although our systems were not compromised by the threat actor, the cyberattack disrupted the billing and collection of our patient accounts receivable and contributed to the increase in AR Days between December 31, 2023 and March 31, 2024. We do not expect this disruption will cause a permanent increase in our AR Days. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets and excludes our California provider fee revenues.
The following table provides information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Hospital Operations:
Salaries, wages and benefits	$2,084	$2,023	3.0%
Supplies	654	634	3.2%
Other operating expenses	1,008	973	3.6%
Total	$3,746	$3,630	3.2%
Ambulatory Care:
Salaries, wages and benefits	$237	$235	0.9%
Supplies	274	257	6.6%
Other operating expenses	146	120	21.7%
Total	$657	$612	7.4%
Total:
Salaries, wages and benefits	$2,321	$2,258	2.8%
Supplies	928	891	4.2%
Other operating expenses	1,154	1,093	5.6%
Total	$4,403	$4,242	3.8%
Rent/lease expense(1):
Hospital Operations	$68	$69	(1.4)%
Ambulatory Care	35	30	16.7%
Total	$103	$99	4.0%

(1)	Included in other operating expenses.
The following table provides information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Hospital Operations:
Salaries, wages and benefits per adjusted admission	$8,572	$8,258	3.8%
Supplies per adjusted admission	2,688	2,589	3.8%
Other operating expenses per adjusted admission	4,140	3,971	4.3%
Total per adjusted admission	$15,400	$14,818	3.9%
Salaries, wages and benefits expense for our Hospital Operations segment increased by $61 million, or 3.0%, in the three months ended March 31, 2024 compared to the same period in 2023. This change was primarily attributable to annual merit increases for certain of our employees and increased employee benefits, recruiting and retention costs in the 2024 period, as well as higher incentive compensation expense. These factors were partially offset by a substantial decrease in contract labor expense and the impact of the sales of the SC Hospitals and the OCLA CA Hospitals during the three months ended March 31, 2024. On a per adjusted admission basis, salaries, wages and benefits expense in our Hospital Operations segment increased by 3.8% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Supplies expense for our Hospital Operations segment increased by $20 million, or 3.2%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was driven by higher patient acuity, partially offset by the impact from the sale of the SC Hospitals and our cost‑efficiency measures. On a per adjusted admission basis, supplies expense increased by 3.8% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the higher patient acuity during the 2024 period.

Other operating expenses for our Hospital Operations segment increased by $35 million, or 3.6%, in the three months ended March 31, 2024 compared to the same period in 2023. The changes in other operating expenses for the three months ended March 31, 2024 included:
•medical fees were $19 million higher;
•gains recognized during the 2024 period were $8 million lower; and
•higher legal and consulting fees of $4 million; partially offset by
•a decrease of $21 million in malpractice expense.
On a per adjusted admission basis, other operating expenses in the three months ended March 31, 2024 increased by 4.3% compared to the same period in 2023, primarily due to the factors described above.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.481 billion at March 31, 2024 compared to $1.228 billion at December 31, 2023. Significant cash flow items in the three months ended March 31, 2024 included:
•Net cash provided by operating activities before interest, taxes, discontinued operations, impairment and restructuring charges, and acquisition‑related costs, and litigation costs and settlements of $778 million;
•Capital expenditures of $240 million;
•$449 million of payments for purchases of businesses or joint venture interests;
•$4.030 billion of proceeds from sales of facilities and other assets;
•$162 million of distributions paid to noncontrolling interests;
•$52 million of payments for the purchase of noncontrolling interests;
•$278 million of payments to purchase approximately 2,811 thousand shares of our common stock under our share repurchase program;
•Debt payments of $2.141 billion, including $2.100 billion to redeem all $2.100 billion aggregate principal amount outstanding of our 2026 Senior Secured First Lien Notes in advance of their maturity date; and
•Interest payments of $162 million.
Net cash provided by operating activities was $586 million in the three months ended March 31, 2024 compared to $449 million in the three months ended March 31, 2023. Key factors contributing to the change between the 2024 and 2023 periods included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, loss from early extinguishment of debt, other non-operating income or expense, and net gains on sales, consolidation and deconsolidation of facilities of $192 million;
•Reduced cash outflows of $93 million due to a timing difference in our annual 401(k) match funding; and
•The timing of other working capital items, including the impact of the disruption caused by the Change Healthcare cyberattack on the billing and collection of our patient accounts receivable in the 2024 period, which contributed to an increase of 2.7 AR Days between December 31, 2023 and March 31, 2024.
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
SOURCES OF REVENUE FOR OUR HOSPITAL OPERATIONS AND SERVICES SEGMENT
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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)(1)
	2024	2023
Medicare	15.8%	17.2%	(1.4)%
Medicaid	10.7%	7.8%	2.9%
Managed care(2)	69.0%	70.2%	(1.2)%
Uninsured	0.5%	0.9%	(0.4)%
Indemnity and other	4.0%	3.9%	0.1%

(1)	The change is the difference between the 2024 and 2023 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Three Months Ended March 31,		Increase (Decrease)(1)
Admissions from:	2024	2023
Medicare	19.8%	20.7%	(0.9)%
Medicaid	4.5%	4.8%	(0.3)%
Managed care(2)	68.0%	66.8%	1.2%
Charity and uninsured	4.2%	4.4%	(0.2)%
Indemnity and other	3.5%	3.3%	0.2%

(1)	The change is the difference between the 2024 and 2023 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others, changes in federal, state and local healthcare and business regulations; changes in general economic conditions nationally and regionally, including inflation and other factors; the number of uninsured and underinsured individuals in local communities treated at our hospitals; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than an inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures.

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
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $610 million and $613 million for the three months ended March 31, 2024 and 2023, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 21.4% and 18.8% of the total net patient service revenues of our hospitals and related outpatient facilities for the three months ended March 31, 2024 and 2023, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. Our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $339 million and $205 million for the three months ended March 31, 2024 and 2023, respectively. The increase in Medicaid revenues attributable to DSH during the three months ended March 31, 2024, as compared to the same period in 2023, included a favorable impact from additional supplemental revenues in Michigan of $88 million.
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
Total Medicaid and Medicaid managed care net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment were $822 million and $672 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, Medicaid and Medicaid managed care revenues each comprised 50.0% of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Medicaid managed care patient service revenues are presented net of provider taxes or assessments paid by our hospitals.
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
Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the FFY. In April 2024, CMS issued proposed changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2025 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following payment and policy changes, among others:
•A market basket increase of 3.0% for Medicare severity‑adjusted diagnosis‑related group (“MS‑DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology; CMS also proposed a 0.4% multifactor productivity reduction required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), that results in a net operating payment update of 2.6% before budget neutrality adjustments;
•An increase in the cost outlier threshold from $42,750 to $49,237;
•A 3.0% net increase in the capital federal MS‑DRG rate;
•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share hospital payments (“UC‑DSH Amounts”);
•An increase to the performance-based scoring threshold for eligible hospitals and critical access hospitals reporting under the Medicare Promoting Interoperability Program from 60 points to 80 points beginning with the EHR reporting period in calendar year (“CY”) 2025;
•An update to the hospital labor market area delineation based on the Office of Management and Budget Bulletin No. 23-01; and
•Implementation of a five-year mandatory model known as the Transforming Episode Accountability Model (TEAM) that would begin January 1, 2026 and end December 31, 2030 for certain episodic categories.
According to CMS, the combined impact of the proposed payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 2.4% increase in Medicare operating MS‑DRG FFS payments for hospitals in urban areas and an average 2.6% increase in such payments for proprietary hospitals in FFY 2025. We estimate that all of the proposed payment and policy changes affecting operating MS‑DRG and UC‑DSH Amounts will result in a 2.1% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of $29 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, as well as potential changes to the Proposed IPPS Rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.
Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems—In November 2023, CMS released the final policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center Payment System for CY 2024 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes, among others:
•An estimated net increase of 3.1% for the OPPS rates based on a market basket increase of 3.3%, reduced by a multifactor productivity adjustment required by the Affordable Care Act of 0.2%; and
•A 3.1% increase to the Ambulatory Surgical Center payment rates.
CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 3.2% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 4.6% increase in Medicare FFS OPPS payments for proprietary hospitals. The projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule is an increase to Medicare FFS hospital outpatient revenues of approximately $23 million, or 4.13%, for the facilities in our Hospital Operations segment and $16 million, or 2.64%, for USPI’s ASCs and surgical hospitals. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the final payment and policy changes.
Payment and Policy Changes to the Medicare Physician Fee Schedule—In November 2023, CMS released the CY 2024 Medicare Physician Fee Schedule (“MPFS”) Final Rule (“MPFS Final Rule”). The MPFS Final Rule includes updates to payment policies, payment rates and other provisions for services reimbursed under the MPFS from January 1 through December 31, 2024. Under the MPFS Final Rule, the CY 2024 conversion factor, which is the base rate that is used to convert relative units into payment rates, was reduced from $33.89 to $32.74, a decrease of 3.4%, due to budget neutrality rules and the adjustment provided for in the Consolidated Appropriations Act, 2023 (“CAA, 2023”). The CAA, 2023 provided for a 2.5% positive adjustment to the MPFS CY 2023 conversion factor and a 1.25% positive adjustment to the CY 2024 conversion factor, resulting in a 1.25% decrease in the CY 2024 conversion factor from the CY 2023 conversion factor. In March 2024, the Consolidated Appropriations Act, 2024 (“CAA, 2024”) provided for a 1.68% increase to the CY 2024 conversion factor, or $33.29, for dates of service between March 9 and December 31, 2024. We estimate the impact of the MPFS Final Rule, inclusive of the CAA, 2024 adjustment, should result in a reduction of less than $4 million to our 2024 FFS MPFS revenues. Because of the uncertainty associated with various factors that may influence our future MPFS payments, including legislative, regulatory or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the final payment and policy changes.
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
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended March 31, 2024 and 2023 was $2.656 billion and $2.503 billion, respectively. Our top 10 managed care payers generated 68% of our managed care net patient service revenues for the three months ended March 31, 2024. During the same period, national payers generated 48% of our managed care net patient service revenues; the remainder came from regional or local payers. At March 31, 2024 and December 31, 2023, 74% and 68%, respectively, of our Hospital Operations segment’s net accounts receivable were due from managed care payers.
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2024, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $80 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the three months ended March 31, 2024. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
In recent years, managed care governmental admissions have increased as a percentage of total managed care admissions. However, in the three months ended March 31, 2024, admissions growth from commercial managed care plans was greater than the growth in admissions from Medicare and Medicaid managed care programs. Commercial managed care plans typically generate higher yields than managed care governmental insurance plans. In the three months ended March 31, 2024, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 66% higher than our aggregate yield on a per-admission basis from government payers including Medicare and Medicaid managed care programs. Although we have benefited from year-over-year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future, subject to incremental pricing improvements to address inflationary pressures.
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
Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At March 31, 2024 and December 31, 2023, 3% and 4%, respectively, of our Hospital Operations segment’s accounts receivable was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. The revenue cycle management services we provide are subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Laws and Regulations Affecting Revenue Cycle Management Services, of Part I of our Annual Report.
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
Federal legislation passed during the COVID-19 pandemic included a requirement that state Medicaid programs keep people continuously enrolled during the COVID‑19 federal Public Health Emergency in exchange for a temporary increase to the Federal Medical Assistance Percentage. This continuous enrollment condition ended on March 31, 2023 and, on April 1, 2023, states were permitted to begin eligibility redeterminations on their Medicaid populations and disenroll individuals no longer eligible. The resulting volume of redeterminations has caused backlogs in the processing of new applications, which has increased the overall certification timeframe. We expect the certification timing will return to normal as these backlogs are resolved. Although we have not been materially adversely affected to date, any increase in the volume of uninsured patients could have an impact on our uncompensated care expense.
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended March 31,
	2024	2023
Estimated costs for:
Uninsured patients	$139	$123
Charity care patients	21	24
Total	$160	$147
RESULTS OF OPERATIONS
The following tables present our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Net operating revenues:
Hospital Operations	$4,373	$4,116	$257
Ambulatory Care	995	905	90
Net operating revenues	5,368	5,021	347
Grant income	—	3	(3)
Equity in earnings of unconsolidated affiliates	59	50	9
Operating expenses:
Salaries, wages and benefits	2,321	2,258	63
Supplies	928	891	37
Other operating expenses, net	1,154	1,093	61
Depreciation and amortization	208	217	(9)
Impairment and restructuring charges, and acquisition-related costs	27	21	6
Litigation and investigation costs	4	4	—
Net gains on sales, consolidation and deconsolidation of facilities	(2,500)	(13)	(2,487)
Operating income	$3,285	$603	$2,682

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Net operating revenues	100.0%	100.0%	—%
Grant income	—%	0.1%	(0.1)%
Equity in earnings of unconsolidated affiliates	1.1%	1.0%	0.1%
Operating expenses:
Salaries, wages and benefits	43.2%	45.0%	(1.8)%
Supplies	17.3%	17.7%	(0.4)%
Other operating expenses, net	21.5%	21.9%	(0.4)%
Depreciation and amortization	3.9%	4.3%	(0.4)%
Impairment and restructuring charges, and acquisition-related costs	0.5%	0.4%	0.1%
Litigation and investigation costs	0.1%	0.1%	—%
Net gains on sales, consolidation and deconsolidation of facilities	(46.6)%	(0.3)%	(46.3)%
Operating income	61.2%	12.0%	49.2%
The following table presents our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Hospital Operations		Ambulatory Care
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Net operating revenues	$4,373	$4,116	$995	$905
Grant income	—	3	—	—
Equity in earnings of unconsolidated affiliates	3	3	56	47
Operating expenses:
Salaries, wages and benefits	2,084	2,023	237	235
Supplies	654	634	274	257
Other operating expenses, net	1,008	973	146	120
Depreciation and amortization	177	190	31	27
Impairment and restructuring charges, and acquisition-related costs	15	18	12	3
Litigation and investigation costs	4	3	—	1
Net gains on sales, consolidation and deconsolidation of facilities	(2,473)	—	(27)	(13)
Operating income	$2,907	$281	$378	$322

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	—%	0.1%	—%	—%
Equity in earnings of unconsolidated affiliates	0.1%	0.1%	5.6%	5.2%
Operating expenses:
Salaries, wages and benefits	47.7%	49.1%	23.8%	26.0%
Supplies	15.0%	15.4%	27.5%	28.4%
Other operating expenses, net	23.1%	23.8%	14.7%	13.2%
Depreciation and amortization	4.0%	4.6%	3.1%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.3%	0.4%	1.2%	0.3%
Litigation and investigation costs	0.1%	0.1%	—%	0.1%
Net gains on sales, consolidation and deconsolidation of facilities	(56.6)%	—%	(2.7)%	(1.4)%
Operating income	66.5%	6.8%	38.0%	35.6%
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

Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2024	2023
Number of hospitals (at end of period)	52	52	—	(1)
Total admissions	124,750	119,714	4.2%
Adjusted admissions	223,912	219,914	1.8%
Paying admissions (excludes charity and uninsured)	119,100	114,157	4.3%
Charity and uninsured admissions	5,650	5,557	1.7%
Admissions through emergency department	93,359	89,894	3.9%
Paying admissions as a percentage of total admissions	95.5%	95.4%	0.1%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.5%	4.6%	(0.1)%	(1)
Emergency department admissions as a percentage of total admissions	74.8%	75.1%	(0.3)%	(1)
Surgeries — inpatient	31,607	30,458	3.8%
Surgeries — outpatient	43,785	46,476	(5.8)%
Total surgeries	75,392	76,934	(2.0)%
Patient days — total	649,086	629,060	3.2%
Adjusted patient days	1,122,553	1,113,679	0.8%
Average length of stay (days)	5.20	5.25	(1.0)%
Licensed beds (at end of period)	14,085	14,053	0.2%
Average licensed beds	14,085	14,053	0.2%
Utilization of licensed beds	50.6%	49.7%	0.9%	(1)

(1)	The change is the difference between the 2024 and 2023 amounts or percentages presented.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Outpatient Visits	2024	2023
Total visits	1,236,171	1,246,341	(0.8)%
Paying visits (excludes charity and uninsured)	1,161,697	1,179,974	(1.5)%
Charity and uninsured visits	74,474	66,367	12.2%
Emergency department visits	492,912	474,116	4.0%
Surgery visits	43,785	46,476	(5.8)%
Paying visits as a percentage of total visits	94.0%	94.7%	(0.7)%	(1)
Charity and uninsured visits as a percentage of total visits	6.0%	5.3%	0.7%	(1)

(1)	The change is the difference between the 2024 and 2023 percentages presented.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Revenues	2024	2023
Total segment net operating revenues	$3,987	$3,663	8.8%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,471	$3,133	10.8%
Net patient service revenue per adjusted admission	$15,502	$14,246	8.8%
Net patient service revenue per adjusted patient day	$3,092	$2,813	9.9%

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Selected Operating Expenses	2024	2023
Salaries, wages and benefits	$1,891	$1,803	4.9%
Supplies	601	570	5.4%
Other operating expenses	918	874	5.0%
	$3,410	$3,247	5.0%

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)(1)
Selected Operating Expenses as a Percentage of Net Operating Revenues	2024	2023
Salaries, wages and benefits	47.4%	49.2%	(1.8)%
Supplies	15.1%	15.6%	(0.5)%
Other operating expenses	23.0%	23.9%	(0.9)%

(1)	The change is the difference between the 2024 and 2023 percentages presented.
Revenues
Same‑hospital net operating revenues increased by $324 million, or 8.8%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a more favorable payer mix, higher patient volume and acuity, and negotiated commercial rate increases. This increase was also partially attributable to additional Medicaid supplemental revenues in Michigan of $88 million.
The following table presents our consolidated net accounts receivable by payer:

	March 31, 2024	December 31, 2023
Medicare	$156	$151
Medicaid	80	61
Cost report settlements, net of payables and valuation allowances	36	47
Managed care	1,979	1,667
Self-pay uninsured	29	35
Self-pay balance after insurance	54	71
Estimated future recoveries	140	148
Other payers	213	281
Total Hospital Operations	2,687	2,461
Ambulatory Care	461	453
Accounts receivable, net	$3,148	$2,914
The collection of accounts receivable is a key area of focus for our business. At March 31, 2024 and December 31, 2023, our Hospital Operations segment collection rate on self‑pay accounts was approximately 29.6% and 29.9%, respectively. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at March 31, 2024, a 10% decrease or increase in our self‑pay collection rate, or approximately 3.0%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $8 million. There are various factors that can impact collection trends, such as changes in the economy and inflation, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, successful cyberattacks against us or the third‑party systems we interact with, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.
We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 96.4% and 96.7% at March 31, 2024 and December 31, 2023, respectively.

We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following table presents the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.651 billion and $2.414 billion at March 31, 2024 and December 31, 2023, respectively. Cost report settlements receivable, net of payables and related valuation allowances, of $36 million and $47 million at March 31, 2024 and December 31, 2023, respectively, are excluded from the table.

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At March 31, 2024
0-60 days	91%	53%	63%	23%	57%
61-120 days	5%	24%	15%	15%	15%
121-180 days	2%	10%	8%	8%	8%
Over 180 days	2%	13%	14%	54%	20%
Total	100%	100%	100%	100%	100%

At December 31, 2023
0-60 days	93%	46%	58%	23%	54%
61-120 days	5%	23%	16%	14%	15%
121-180 days	1%	13%	9%	7%	8%
Over 180 days	1%	18%	17%	56%	23%
Total	100%	100%	100%	100%	100%
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
The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program by aging category:

	March 31, 2024	December 31, 2023
0-60 days	$97	$103
61-120 days	35	33
121-180 days	17	9
Over 180 days	17	16
Total	$166	$161
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $88 million, or 4.9%, in the three months ended March 31, 2024 compared to the same period in 2023. This change was primarily attributable to increased employee benefits, recruiting and retention costs, higher incentive compensation expense, and annual merit increases for certain of our employees in the 2024 period. These factors were partially offset by a decrease in contract labor expense. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 180 basis points to 47.4% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Salaries, wages and benefits expense for the three months ended March 31, 2024 and 2023 included stock‑based compensation expense of $13 million and $10 million, respectively.

Supplies
Same‑hospital supplies expense increased by $31 million, or 5.4%, in the three months ended March 31, 2024 compared to the same period in 2023. This increase was driven by higher patient volume and acuity, partially offset by our cost‑efficiency measures. We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors, and operational improvements. Same‑hospital supplies expense as a percentage of net operating revenues in the three months ended March 31, 2024 was comparable with the same period in 2023.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $44 million, or 5.0%, in the three months ended March 31, 2024 compared to the same period in 2023. The changes in other operating expenses for the three months ended March 31, 2024 included:
•medical fees were $21 million higher;
•gains recognized during the 2024 period were $9 million lower; and
•higher legal and consulting fees of $6 million; partially offset by
•a decrease of $21 million in malpractice expense.
Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 90 basis points to 23.0% for the three months ended March 31, 2024 compared to 23.9% for the three months ended March 31, 2023.
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
Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment holds an ownership interest in (157 of 537 facilities at March 31, 2024), this influence does not represent control of the facility, so we account for our investment in each of these facilities under the equity method for an unconsolidated affiliate. USPI controls 380 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries. The net profit attributable to owners other than USPI is classified within net income available to noncontrolling interests. For unconsolidated affiliates, our statements of operations reflect our earnings in two line items:
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
Our Ambulatory Care segment’s operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 71% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.

The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Net operating revenues	$995	$905	9.9%
Equity in earnings of unconsolidated affiliates	$56	$47	19.1%
Salaries, wages and benefits	$237	$235	0.9%
Supplies	$274	$257	6.6%
Other operating expenses, net	$146	$120	21.7%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $90 million, or 9.9%, during the three months ended March 31, 2024 compared to the same period in 2023. The change was driven by an increase from acquisitions of $67 million, as well as a $32 million increase in same‑facility net operating revenues due primarily to negotiated commercial rate increases. These impacts were partially offset by a decrease of $9 million in net operating revenues due primarily to the closure and deconsolidation of certain facilities.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $2 million, or 0.9%, during the three months ended March 31, 2024 compared to the same period in 2023. This change was driven by an increase from acquisitions of $16 million, partially offset by a $5 million decrease in same‑facility salaries, wages and benefits expense and a decrease of $9 million primarily due to the closure and deconsolidation of certain facilities. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 23.8% for the three months ended March 31, 2024 from 26.0% for the same period in 2023 due to enhanced labor management processes. Salaries, wages and benefits expense included $4 million of stock‑based compensation expense in both of the three-month periods ended March 31, 2024 and 2023.
Supplies
Supplies expense increased by $17 million, or 6.6%, during the three months ended March 31, 2024 compared to the same period in 2023. The change was driven by an increase from acquisitions of $17 million, as well as a $6 million increase in same‑facility supplies expense due primarily to higher prices for certain supplies, partially offset by a decrease of $6 million attributable to the closure and deconsolidation of certain facilities. Supplies expense as a percentage of net operating revenues decreased to 27.5% for the three months ended March 31, 2024 from 28.4% for the same period in 2023.
Other Operating Expenses, Net
Other operating expenses increased by $26 million, or 21.7%, during the three months ended March 31, 2024 compared to the same period in 2023. The change was driven by a $20 million increase in same‑facility other operating expenses and an increase from acquisitions of $10 million, partially offset by a decrease of $4 million primarily due to the closure and deconsolidation of certain facilities. Other operating expenses as a percentage of net operating revenues increased to 14.7% for the three months ended March 31, 2024 from 13.2% for the same period in 2023.
Facility Growth
The following table presents the year‑over‑year changes in our same‑facility revenue and cases on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities.

Three Months Ended March 31, 2024
Net revenues	6.4%
Cases	(0.4)%
Net revenue per case	6.8%
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

Joint Ventures with Health System Partners
USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a health system partner. The table below provides information about the ownership structure of the facilities operated by our Ambulatory Care segment:

March 31, 2024
Owned with a health system partner	217
Owned without a health system partner	320
Total	537
Facility Acquisitions and Investment
The table below presents the aggregate amounts we paid to acquire various ownership interests in ambulatory care facilities:

	Three Months Ended March 31,
	2024	2023
Controlling interests	$439	$48
Equity investment in unconsolidated affiliates and consolidated facilities	8	3
Total	$447	$51
The table below reflects the change in the number of facilities operated by our Ambulatory Care segment since December 31, 2023:

Three Months Ended March 31, 2024
Acquisitions	45
De novo	1
Dispositions/Mergers	(6)
Net increase in number of facilities operated	40
During the three months ended March 31, 2024, we acquired controlling interests in 45 ASCs located in 18 different states. Of these facilities, 43 are jointly owned with physicians, and two are jointly owned with a health system partner and physicians. We also acquired a controlling ownership interest in a previously unconsolidated ASC in Florida during this period. We paid an aggregate of $439 million to acquire controlling ownership interests in all of the aforementioned facilities during the three months ended March 31, 2024.
We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2024, we invested approximately $8 million in such transactions.
Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following tables present information about our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended March 31,
	2024	2023
Consolidated:
Impairment charges	$1	$1
Restructuring charges	14	18
Acquisition-related costs	12	2
Total impairment and restructuring charges, and acquisition-related costs	$27	$21

	Three Months Ended March 31,
	2024	2023
By segment:
Hospital Operations	$15	$18
Ambulatory Care	12	3
Total impairment and restructuring charges, and acquisition-related costs	$27	$21
During the three months ended March 31, 2024, restructuring charges consisted of $7 million of legal costs related to the sale of certain businesses, $3 million related to the transition of various administrative functions to our GBC and $4 million of other restructuring costs. Restructuring charges for the three months ended March 31, 2023 consisted of $4 million of employee severance costs, $4 million related to the transition of various administrative functions to our GBC, $4 million of legal costs related to the sale of certain businesses, $3 million of contract and lease termination fees, and $3 million of other restructuring costs. Acquisition‑related costs for both of the three-month periods in 2024 and 2023 consisted entirely of transaction costs.
Litigation and Investigation Costs
Litigation and investigation costs were $4 million for both of the three-month periods ended March 31, 2024 and 2023.
Net Gains on Sales, Consolidation and Deconsolidation of Facilities
We recorded gains from the sale, consolidation and deconsolidation of facilities totaling $2.500 billion during the three months ended March 31, 2024. This activity included a pre‑tax gain of $1.673 billion related to our sale of the SC Hospitals, a pre‑tax gain of $529 million from the sale of the OCLA CA Hospitals, a pre‑tax gain of $278 million from our sale of the Central CA Hospitals and a gain of $23 million from the sale of two ASCs.
During the three months ended March 31, 2023, we recorded gains of $13 million related to the sale and consolidation of facilities.
Interest Expense
Interest expense for the three months ended March 31, 2024 and 2023 was $218 million and $221 million, respectively.
Loss from Early Extinguishment of Debt
We incurred a loss of $8 million during the three months ended March 31, 2024 related to the redemption of our 2026 Senior Secured First Lien Notes. This loss derived from the write-off of unamortized issuance costs associated with these notes. We did not incur any losses related to the early extinguishment of debt during the three months ended March 31, 2023.
Income Tax Expense
During the three months ended March 31, 2024 and 2023, we recorded income tax expense of $750 million and $84 million, respectively, on pre-tax income of $3.084 billion and $380 million, respectively. During the three months ended March 31, 2024, we recorded an income tax benefit of $185 million to decrease the valuation allowance for utilization of interest expense carryforwards primarily due to gains from sales of facilities. During the three months ended March 31, 2023, we recorded income tax expense of $19 million, to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended March 31,
	2024	2023
Tax expense at statutory federal rate of 21%	$648	$80
State income taxes, net of federal income tax benefit	203	16
Tax benefit attributable to noncontrolling interests	(38)	(32)
Nondeductible goodwill	126	—
Stock-based compensation tax benefit	(5)	(2)
Changes in valuation allowance	(185)	19
Other items	1	3
Income tax expense	$750	$84
Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests was $183 million for the three months ended March 31, 2024 compared to $153 million for the same period in 2023. Net income available to noncontrolling interests in the 2024 period was comprised of $153 million related to our Ambulatory Care segment and $30 million related to our Hospital Operations segment.
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

The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term):

	Three Months Ended March 31,
	2024	2023
Net income available to Tenet Healthcare Corporation common shareholders	$2,151	$143
Less:
Net income available to noncontrolling interests	(183)	(153)
Income tax expense	(750)	(84)
Loss from early extinguishment of debt	(8)	—
Other non-operating income (expense), net	25	(2)
Interest expense	(218)	(221)
Operating income	3,285	603
Litigation and investigation costs	(4)	(4)
Net gains on sales, consolidation and deconsolidation of facilities	2,500	13
Impairment and restructuring charges, and acquisition-related costs	(27)	(21)
Depreciation and amortization	(208)	(217)
Adjusted EBITDA	$1,024	$832

Net operating revenues	$5,368	$5,021

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	40.1%	2.8%

Adjusted EBITDA as a % of net operating revenues (Adjusted EBITDA margin)	19.1%	16.6%
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
Long-Term Debt
At March 31, 2024, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 2.79x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including in the event we use our Credit Agreement as a source of liquidity or enter into acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through potential future asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to improve our leverage and capital structure is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.
Interest payments, net of capitalized interest, were $162 million and $177 million in the three months ended March 31, 2024 and 2023, respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $246 million of standby letters of credit outstanding and guarantees at March 31, 2024.

Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies (including robotics), design and construction of new facilities, and various other capital improvements. We continue to implement our portfolio diversification strategy into ambulatory surgery and have a baseline intention to invest $250 million annually in ambulatory business acquisitions and de novo facilities. Capital expenditures were $240 million and $235 million in the three months ended March 31, 2024 and 2023, respectively.
We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2024 will total approximately $800 million to $900 million, including $154 million that was accrued as a liability at December 31, 2023.
We made income tax payments, net of tax refunds, of $5 million during the three months ended March 31, 2024 and less than $1 million during the same period in 2023.
SOURCES AND USES OF CASH
Our liquidity for the three months ended March 31, 2024 was primarily derived from net cash provided by operating activities, cash on hand and the proceeds from the sale of the SC Hospitals, the OCLA CA Hospitals and the Central CA Hospitals (together, the “Divested Hospitals”). We had $2.481 billion of cash and cash equivalents on hand at March 31, 2024 to fund our operations and capital expenditures, and our borrowing availability under our Credit Agreement was $1.500 billion based on our borrowing base calculation at March 31, 2024.
Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $586 million in the three months ended March 31, 2024 compared to $449 million in the three months ended March 31, 2023. Key factors contributing to the change between the 2024 and 2023 periods included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, loss from early extinguishment of debt, other non-operating income or expense, and net gains on sales, consolidation and deconsolidation of facilities of $192 million;
•Reduced cash outflows of $93 million due to a timing difference in our annual 401(k) match funding; and
•The timing of other working capital items, including the impact of the disruption caused by the Change Healthcare cyberattack on the billing and collection of our patient accounts receivable in the 2024 period, which contributed to an increase of 2.7 AR Days between December 31, 2023 and March 31, 2024.
Net cash provided by investing activities was $3.328 billion during the three months ended March 31, 2024 as compared to net cash used of $286 million during the three months ended March 31, 2023. Key factors contributing to the change between the 2024 and 2023 periods included the following: (1) proceeds from sales of facilities and other assets were $4.017 billion higher during the 2024 period, primarily due to the sale of the Divested Hospitals, partially offset by (2) increased payments of $401 million for purchases of businesses or joint venture interests due to our Ambulatory Care segment’s acquisition activity during the three months ended March 31, 2024.
Net cash used in financing activities was $2.661 billion and $255 million in the three months ended March 31, 2024 and 2023, respectively. The primary factors contributing to the change between the 2024 and 2023 periods included (1) the redemption of all $2.100 billion aggregate principal amount then outstanding of our 2026 Senior Secured First Lien Notes, (2) payments totaling $278 million to repurchase 2,811 thousand shares of our common stock under our share repurchase program and (3) distributions of $162 million to noncontrolling interest holders.
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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At March 31, 2024, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. At March 31, 2024, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at March 31, 2024. We were in compliance with all covenants and conditions in our Credit Agreement at March 31, 2024.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At March 31, 2024, we were in compliance with all covenants and conditions in the LC Facility, and we had $110 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At March 31, 2024, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
In March 2024, we redeemed all $2.100 billion aggregate principal amount outstanding of our 2026 Senior Secured First Lien Notes in advance of their maturity date. We used $2.100 billion of cash on hand to redeem the notes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at March 31, 2024. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$91	$74	$37	$3,025	$3,111	$6,648	$12,986	$12,614
Average effective interest rates	7.3%	7.7%	8.6%	5.7%	5.8%	5.6%	5.7%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report with respect to our operations that existed prior to the acquisition of controlling ownership interests in 45 centers by our Ambulatory Care segment’s subsidiaries during the quarter ended March 31, 2024. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2024 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase transactions completed during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through January 31, 2024	—	$—	—	$550
February 1 through February 29, 2024	—	$—	—	$550
March 1 through March 31, 2024	2,811	$98.86	2,811	$272

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
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended March 31, 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed (or, in the case of Exhibit 32, furnished) with this report:

(10)	Material Contracts

(a)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case after 2023 to Saumya Sutaria, M.D. under the Tenet Healthcare 2019 Stock Incentive Plan*

(b)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case after 2023 to executives other than the Chief Executive Officer, under the Tenet Healthcare 2019 Stock Incentive Plan*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 30, 2024	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)