Form 10-Q
period 2024-09-30
TENET HEALTHCARE CORP
filed 2024-10-29
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to

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

As of October 23, 2024, there were 95,097 shares (in thousands) of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands
(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,094	$1,228
Accounts receivable	2,598	2,914
Inventories of supplies, at cost	356	411
Assets held for sale	20	775
Other current assets	1,691	1,839
Total current assets	8,759	7,167
Investments and other assets	3,064	3,157
Deferred income taxes	36	77
Property and equipment, at cost, less accumulated depreciation and amortization ($5,714 at September 30, 2024 and $6,478 at December 31, 2023)	5,552	6,236
Goodwill	10,588	10,307
Other intangible assets, at cost, less accumulated amortization ($1,322 at September 30, 2024 and $1,447 at December 31, 2023)	1,373	1,368
Total assets	$29,372	$28,312
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$95	$120
Accounts payable	1,265	1,408
Accrued compensation and benefits	879	930
Professional and general liability reserves	286	254
Accrued interest payable	248	200
Liabilities held for sale	12	69
Income tax payable	826	23
Other current liabilities	1,927	1,756
Total current liabilities	5,538	4,760
Long-term debt, net of current portion	12,776	14,882
Professional and general liability reserves	855	792
Defined benefit plan obligations	308	335
Deferred income taxes	260	326
Other long-term liabilities	1,560	1,709
Total liabilities	21,297	22,804
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,649	2,391
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 157,982 shares issued at September 30, 2024 and 157,271 shares issued at December 31, 2023	8	8
Additional paid-in capital	4,849	4,834
Accumulated other comprehensive loss	(175)	(181)
Retained earnings (accumulated deficit)	2,690	(192)
Common stock in treasury, at cost, 62,899 shares at September 30, 2024 and 57,321 shares at December 31, 2023	(3,538)	(2,861)
Total shareholders’ equity	3,834	1,608
Noncontrolling interests	1,592	1,509
Total equity	5,426	3,117
Total liabilities and equity	$29,372	$28,312
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net operating revenues	$5,122	$5,066	$15,593	$15,169
Grant income	4	3	9	14
Equity in earnings of unconsolidated affiliates	62	51	182	155
Operating expenses:
Salaries, wages and benefits	2,218	2,288	6,707	6,831
Supplies	881	877	2,717	2,659
Other operating expenses, net	1,111	1,101	3,413	3,319
Depreciation and amortization	209	224	625	654
Impairment and restructuring charges, and acquisition-related costs	19	47	75	84
Litigation and investigation costs	9	14	18	28
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(348)	1	(2,906)	(12)
Operating income	1,089	568	5,135	1,775
Interest expense	(202)	(227)	(623)	(674)
Other non-operating income, net	35	4	89	8
Loss from early extinguishment of debt	—	—	(8)	(11)
Income before income taxes	922	345	4,593	1,098
Income tax expense	(241)	(79)	(1,101)	(243)
Net income	681	266	3,492	855
Less: Net income available to noncontrolling interests	209	165	610	488
Net income available to Tenet Healthcare Corporation common shareholders	$472	$101	$2,882	$367

Earnings per share available to Tenet Healthcare Corporation common shareholders:
Basic earnings per share	$4.93	$0.99	$29.56	$3.60
Diluted earnings per share	$4.89	$0.94	$29.27	$3.41

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	95,665	101,544	97,505	101,869
Diluted	96,652	104,425	98,518	105,021

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$681	$266	$3,492	$855
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	1	6	5
Unrealized gain on debt securities held as available-for-sale	2	—	2	—
Foreign currency translation adjustments and other	(1)	1	—	1
Other comprehensive income before income taxes	3	2	8	6
Income tax expense related to items of other comprehensive income	(1)	—	(2)	(1)
Total other comprehensive income, net of tax	2	2	6	5
Comprehensive net income	683	268	3,498	860
Less: Comprehensive income available to noncontrolling interests	209	165	610	488
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$474	$103	$2,888	$372

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Net income	$3,492	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	625	654
Deferred income tax expense (benefit)	(29)	75
Stock-based compensation expense	52	48
Impairment and restructuring charges, and acquisition-related costs	75	84
Litigation and investigation costs	18	28
Net gains on sales, consolidation and deconsolidation of facilities	(2,906)	(12)
Loss from early extinguishment of debt	8	11
Equity in earnings of unconsolidated affiliates, net of distributions received	(9)	5
Amortization of debt discount and debt issuance costs	21	25
Net gains from the sale of investments and long-lived assets	(2)	(25)
Other items, net	(3)	(1)
Changes in cash from operating assets and liabilities:
Accounts receivable	183	31
Inventories and other current assets	10	(49)
Income taxes	821	(46)
Accounts payable, accrued expenses and other current liabilities	123	(38)
Other long-term liabilities	18	10
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(119)	(105)
Net cash provided by operating activities	2,378	1,550
Cash flows from investing activities:
Purchases of property and equipment	(601)	(543)
Purchases of businesses or joint venture interests, net of cash acquired	(524)	(110)
Proceeds from sales of facilities and other assets	4,965	38
Proceeds from sales of marketable securities and long-term investments	25	40
Purchases of marketable securities and long-term investments	(46)	(54)
Other items, net	(18)	(7)
Net cash provided by (used in) investing activities	3,801	(636)
Cash flows from financing activities:
Repayments of borrowings	(2,212)	(1,478)
Proceeds from borrowings	16	1,368
Repurchases of common stock	(672)	(90)
Debt issuance costs	—	(16)
Distributions paid to noncontrolling interests	(496)	(425)
Proceeds from the sale of noncontrolling interests	13	37
Purchases of noncontrolling interests	(127)	(127)
Advances from managed care payers	342	—
Repayments of advances from managed care payers	(160)	—
Other items, net	(17)	13
Net cash used in financing activities	(3,313)	(718)
Net increase in cash and cash equivalents	2,866	196
Cash and cash equivalents at beginning of period	1,228	858
Cash and cash equivalents at end of period	$4,094	$1,054

Supplemental disclosures:
Interest paid, net of capitalized interest	$(555)	$(589)
Income tax payments, net	$(308)	$(212)
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
Our expansive, nationwide care delivery network now consists of our Hospital Operations and Ambulatory Care segments. As of September 30, 2024, our Hospital Operations segment was comprised of 49 acute care and specialty hospitals, a network of employed physicians and 142 outpatient facilities, including imaging centers, urgent care centers (each, a “UCC”), ancillary emergency facilities and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of our subsidiary USPI Holding Company, Inc. (“USPI”), which held indirect ownership interests in 520 ambulatory surgery centers and 24 surgical hospitals at September 30, 2024. USPI held noncontrolling interests in 161 of these facilities, which are recorded using the equity method of accounting. In addition, we operate a Global Business Center (“GBC”) in Manila, Philippines.
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
As of December 31, 2023, our business was organized into two reporting segments:
•our Hospital Operations segment, which includes (1) our acute care and specialty hospitals, physician practices, imaging centers, UCCs, ancillary emergency facilities and micro‑hospitals, and (2) the revenue cycle management and value‑based care services we provide to hospitals, health systems, physician practices, employers and other clients through our Conifer Health Solutions, LLC joint venture; and
•our Ambulatory Care segment, which is comprised of the ambulatory surgery center and surgical hospital operations of our USPI subsidiary.
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
Operating results for the three and nine‑month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; the impact of cybersecurity incidents on our operations; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; the future course and impact of COVID‑19, or the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease, on our operations, financial condition and liquidity; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
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
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $4.094 billion and $1.228 billion at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, our book overdrafts were $185 million and $187 million, respectively, which were classified as accounts payable. Also at September 30, 2024 and December 31, 2023, $110 million and $100 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
In addition, at September 30, 2024 and December 31, 2023, we had $73 million and $154 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $55 million and $141 million, respectively, were included in accounts payable.
During the nine months ended September 30, 2024 and 2023, we recorded right‑of‑use assets related to non‑cancellable finance leases of $51 million and $42 million, respectively, and related to non‑cancellable operating leases of $187 million and $116 million, respectively.
Goodwill
The following tables provide information on changes in the carrying amount of goodwill for each of our segments:

	Nine Months Ended September 30,
	2024	2023
Hospital Operations:
Goodwill at beginning of period, net of accumulated impairment losses	$3,119	$3,411
Goodwill acquired during the year, net of purchase price allocation adjustments	42	—
Goodwill related to assets held for sale and disposed	(464)	(30)
Goodwill at end of period, net of accumulated impairment losses	$2,697	$3,381

	Nine Months Ended September 30,
	2024	2023
Ambulatory Care:
Goodwill at beginning of period	$7,188	$6,712
Goodwill acquired during the year, net of purchase price allocation adjustments	824	326
Goodwill related to assets held for sale and disposed or deconsolidated facilities	(121)	(4)
Goodwill at end of period	$7,891	$7,034
Other Intangible Assets
The following table provides information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2024:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,505	$(1,112)	$393
Contracts	313	(131)	182
Other	105	(79)	26
Other intangible assets with finite lives	1,923	(1,322)	601

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	663	—	663
Other	4	—	4
Other intangible assets with indefinite lives	772	—	772
Other intangible assets, net	$2,695	$(1,322)	$1,373

At December 31, 2023:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,712	$(1,205)	$507
Contracts	294	(164)	130
Other	91	(78)	13
Other intangible assets with finite lives	2,097	(1,447)	650

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	609	—	609
Other	4	—	4
Other intangible assets with indefinite lives	718	—	718
Other intangible assets, net	$2,815	$(1,447)	$1,368
Estimated future amortization of intangible assets with finite useful lives at September 30, 2024 was as follows:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2024	2025	2026	2027	2028
Amortization of intangible assets	$601	$59	$111	$98	$88	$67	$178
We recognized amortization expense of $136 million and $128 million in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023, respectively.

Other Current Assets and Other Current Liabilities
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

	September 30, 2024	December 31, 2023
Prepaid expenses	$357	$391
Contract assets	185	208
California provider fee program receivables	293	329
Receivables from other government programs	235	282
Guarantees	227	274
Non-patient receivables	278	260
Other	116	95
Total other current assets	$1,691	$1,839
At September 30, 2024, other current liabilities in the accompanying Condensed Consolidated Balance Sheet included $182 million of advances received from managed care payers designed to assist healthcare providers experiencing cash flow disruptions as a result of the February 2024 cyberattack on Change Healthcare, a clearinghouse for medical claims. There were no advances from managed care payers at December 31, 2023.
Investments in Unconsolidated Affiliates
As of September 30, 2024, we controlled 383 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (161 of 544 at September 30, 2024), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net operating revenues	$845	$818	$2,573	$2,431
Net income	$212	$198	$677	$586
Net income available to the investees	$112	$114	$388	$342
NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	September 30, 2024	December 31, 2023
Patient accounts receivable	$2,437	$2,719
Estimated future recoveries	138	148
Cost report settlements receivable, net of payables and valuation allowances	23	47
Accounts receivable, net	$2,598	$2,914
We participate in various provider fee programs, which help reduce the amount of uncompensated care for indigent patients and those covered by Medicaid. The following table summarizes the amount and classification of assets and liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program:

	September 30, 2024	December 31, 2023
Assets:
Other current assets	$293	$329
Investments and other assets	$354	$334

Liabilities:
Other current liabilities	$140	$172
Other long-term liabilities	$81	$135

Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Estimated costs for:
Uninsured patients	$135	$122	$406	$361
Charity care patients	22	31	68	83
Total	$157	$153	$474	$444
NOTE 3. CONTRACT BALANCES
Hospital Operations Segment
Our Hospital Operations segment’s contract assets and liabilities primarily derive from: (1) patients receiving ongoing inpatient care from one of our facilities at the end of the reporting period; and (2) timing differences between our performance of revenue cycle management and other contractually-based services and the invoicing or receipt of payment for these services. Our Hospital Operations segment’s contract assets were included in other current assets, and its contract liabilities were included in other current liabilities or other long‑term liabilities, depending upon when we expect to recognize the underlying revenue, in the accompanying Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023. Approximately 88% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.
The opening and closing balances of our Hospital Operations segment’s receivables, contract assets, and current and long-term contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2023	$21	$208	$59	$12
September 30, 2024	30	185	81	13
Increase (decrease)	$9	$(23)	$22	$1

December 31, 2022	$37	$200	$110	$13
September 30, 2023	17	190	86	12
Decrease	$(20)	$(10)	$(24)	$(1)
The differences between the balances of our contract assets at December 31, 2023 and 2022 and the balances at September 30, 2024 and 2023 were primarily related to patients who were receiving inpatient acute care and specialty hospital services as of each year‑end date, but who were discharged during the following related nine-month period.
In the nine months ended September 30, 2024 and 2023, we recognized revenue totaling $58 million and $71 million, respectively, from our revenue cycle management services that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those contract clients who were billed in advance, changes in estimates related to metric‑based services, and up‑front integration services that are recognized over the service period.
Contract Costs—At September 30, 2024 and December 31, 2023, unamortized client contract setup costs were $19 million and $22 million, respectively, and were presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.
NOTE 4. DISPOSITION OF ASSETS AND LIABILITIES
In November 2023, we entered into a definitive agreement for the sale of three hospitals located in South Carolina and certain related operations (together, the “SC Hospitals”), all of which were held by our Hospital Operations segment. The assets and liabilities related to the SC Hospitals were included in assets held for sale and liabilities held for sale, respectively, in the accompanying Condensed Consolidated Balance Sheet at December 31, 2023. We completed the sale of the SC Hospitals in January 2024, resulting in the recognition of a pre-tax gain on sale of $1.677 billion in the nine months ended September 30, 2024.

In January 2024, we entered into a definitive agreement for the sale of four hospitals and certain related operations located in Orange County and Los Angeles County, California (the “OCLA CA Hospitals”), including facilities from both our Hospital Operations and Ambulatory Care segments. We completed the sale of the OCLA CA Hospitals in March 2024, resulting in the recognition of a pre-tax gain on sale of $527 million in the nine months ended September 30, 2024.
In February 2024, we entered into a definitive agreement for the sale of two hospitals and certain related operations located in San Luis Obispo County, California (the “Central CA Hospitals”), all of which were held by our Hospital Operations segment. We completed the sale of the Central CA Hospitals in March 2024, resulting in the recognition of a pre-tax gain on sale of $271 million in the nine months ended September 30, 2024.
In August 2024, we entered into a definitive agreement for the sale of our majority ownership interests in several entities that owned or leased five hospitals and certain related operations, all located in Alabama (collectively, the “AL Hospitals”), including facilities from both our Hospital Operations and Ambulatory Care segments. We recognized a net pre-tax gain on sale of $357 million when this transaction closed in September 2024.
We completed the sale of three additional ambulatory surgery centers held by our Ambulatory Care segment during the nine months ended September 30, 2024, resulting in the recognition of a total pre-tax gain on the sales of $43 million.
Gains recognized from the disposition of the assets described above are included in net losses (gains) on sales, consolidation and deconsolidation of facilities in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024.
Assets and liabilities classified as held for sale at September 30, 2024 were comprised of the following:

Other current assets	$4
Other intangible assets	16
Other current liabilities	(12)
Net assets held for sale	$8
The following table presents amounts included in income before income taxes, related to a significant component of our business that was recently disposed of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SC Hospitals (includes a $1.677 billion gain on sale in the nine months ended September 30, 2024)	$(2)	$32	$1,687	$92
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
During the nine months ended September 30, 2024, we recorded impairment and restructuring charges and acquisition‑related costs of $75 million, consisting of $42 million of restructuring charges, $31 million of acquisition‑related transaction costs and $2 million of impairment charges. Restructuring charges consisted of $15 million of legal costs related to the sale of certain businesses, $9 million of employee severance costs, $8 million related to the transition of various administrative functions to our GBC and $10 million of other restructuring costs.
During the nine months ended September 30, 2023, we recorded impairment and restructuring charges and acquisition‑related costs of $84 million, consisting of $60 million of restructuring charges, $8 million of acquisition‑related transaction costs and $16 million of impairment charges. Restructuring charges consisted of $30 million of legal costs related to the sale of certain businesses, $9 million related to the transition of various administrative functions to our GBC, $10 million of employee severance costs, $5 million of contract and lease termination fees, and $6 million of other restructuring costs. Impairment charges for the nine months ended September 30, 2023 were primarily attributable to the write-down of an investment in an ambulatory surgery center held by our Ambulatory Care segment.
NOTE 6. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Senior unsecured notes:
6.125% due 2028	$2,500	$2,500
6.875% due 2031	362	362
Senior secured first lien notes:
4.875% due 2026	—	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	1,350
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	307	361
Unamortized issue costs and note discounts	(98)	(121)
Total long-term debt	12,871	15,002
Less: Current portion	95	120
Long-term debt, net of current portion	$12,776	$14,882
Senior Unsecured Notes and Senior Secured Notes
At September 30, 2024, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. A payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
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
Credit Agreement
We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. Outstanding revolving loans accrue interest depending on the type of loan at either (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% per annum or (b) Term Secured Overnight Financing Rate (“SOFR”), Daily Simple SOFR or the Euro Interbank Offered Rate (EURIBOR) (each, as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% per annum and (in the case of Term SOFR and Daily Simple SOFR only) a credit spread adjustment of 0.10%, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self‑pay accounts. At September 30, 2024, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at September 30, 2024.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. We amended the LC Facility in September 2023 to, among other things, (1) extend the scheduled maturity date from September 12, 2024 to

March 16, 2027, and (2) replace the London Interbank Offered Rate (LIBOR) with Term SOFR as the reference interest rate. Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate, as defined in the LC Facility, plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured‑debt‑to‑EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. At September 30, 2024, we had $106 million of standby letters of credit outstanding under the LC Facility.
NOTE 7. GUARANTEES
At September 30, 2024, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $276 million. We had a total liability of $227 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2024.
At September 30, 2024, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $79 million. Of the total, $21 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2024.
NOTE 8. EMPLOYEE BENEFIT PLANS
Share-Based Compensation Plans
The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023 include $52 million and $48 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements. At September 30, 2024, there were $75 million of total unrecognized compensation costs related to our share‑based compensation awards. These costs are expected to be recognized over a weighted average (“Wtd. Avg.”) period of 2.0 years.
Stock Options
The following table provides information about our stock option activity during the nine months ended September 30, 2024:

	Number of Options	Wtd. Avg. Exercise Price Per Share	Aggregate Intrinsic Value	Wtd. Avg. Remaining Life
			(In Millions)
Outstanding at December 31, 2023	384,440	$22.79
Exercised	(185,943)	$22.05
Outstanding at September 30, 2024	198,497	$23.47	$28	3.6 years
During the nine months ended September 30, 2024 and 2023, 185,943 and 76,507 stock options, respectively, were exercised with an aggregate intrinsic value of $17 million and $4 million, respectively. We did not grant any stock options during either of the nine-month periods ended September 30, 2024 or 2023.

The following table provides additional information about our outstanding stock options, all of which were vested and exercisable, at September 30, 2024:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price Per Share
$18.99 to $20.609	131,285	3.2 years	$20.22
$20.61 to $35.430	67,212	4.3 years	$29.82
	198,497	3.6 years	$23.47

Restricted Stock Units
The following table presents information about our restricted stock unit (“RSU”) activity during the nine months ended September 30, 2024:

	Number of RSUs	Wtd. Avg. Grant Date Fair Value Per RSU
Unvested at December 31, 2023	1,421,063	$66.46
Granted	572,055	$94.64
Performance-based adjustment	205,075	$66.48
Vested	(682,754)	$65.61
Forfeited	(8,933)	$79.12
Unvested at September 30, 2024	1,506,506	$81.46
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
The table below summarizes the time-based RSUs granted during the nine months ended September 30, 2024:

No. of RSUs	Vesting Terms
263,714	RSUs will vest ratably over a three‑year period from the grant date
11,002	RSUs granted to our non-employee directors for the 2024-25 board service year, which will vest on the first anniversary of the grant date
The table below summarizes the performance-based RSUs granted during the nine months ended September 30, 2024:

No. of RSUs		Performance Period	Potential Vesting Range
	Vesting Terms		Minimum	Maximum
291,734	RSUs will vest on the third anniversary of the grant date	2024 to 2026	—%	250%
5,605	RSUs will vest on the third anniversary of the grant date	2024 to 2026	—%	150%
The table below summarizes the time-based RSUs granted during the nine months ended September 30, 2023:

No. of RSUs	Vesting Terms
301,562	RSUs will vest ratably over a three‑year period from the grant date
42,626	RSUs will vest on the fifth anniversary of the grant date
40,538	RSUs granted to our non-employee directors for the 2023-24 board service year, which vested immediately
33,586	RSUs that were scheduled to vest, and did vest, in December 2023
20,707	RSUs will vest upon the relocation of one of our executive officers
9,727	RSUs will vest on the third anniversary of the grant date
The table below summarizes the performance-based RSUs granted during the nine months ended September 30, 2023:

No. of RSUs		Performance Period	Potential Vesting Range
	Vesting Terms		Minimum	Maximum
301,562	RSUs will vest on the third anniversary of the grant date	2023 to 2025	—%	225%
7,720	RSUs will vest on the third anniversary of the grant date	2023 to 2025	—%	150%

During the nine months ended September 30, 2024 and 2023, we issued 205,075 and 185,901 RSUs as a result of our level of achievement with respect to previously-awarded performance-based RSUs.

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
The following table summarizes RSU activity under the USPI Management Equity Plan during the nine months ended September 30, 2024:

	Number of RSUs	Wtd. Avg. Grant Date Fair Value Per RSU
Unvested at December 31, 2023	607,984	$34.13
Vested	(598,846)	$34.13
Forfeited	(1,997)	$34.13
Cancelled	(7,141)	$34.13
Unvested at September 30, 2024	—	$34.13
USPI did not make any grants under the USPI Management Equity Plan during the nine months ended September 30, 2024 or 2023. In August 2024, USPI notified participants of its intention to repurchase all outstanding shares at their estimated fair value. At September 30, 2024, there were 446 thousand outstanding vested shares of non‑voting common stock eligible to be sold to USPI.

NOTE 9. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2023	99,950	$8	$4,834	$(181)	$(192)	$(2,861)	$1,509	$3,117
Net income	—	—	—	—	2,151	—	82	2,233
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(78)	(78)
Other comprehensive income	—	—	—	2	—	—	—	2
Sales of businesses and noncontrolling interests, net	—	—	(5)	—	—	—	(23)	(28)
Repurchases of common stock	(2,811)	—	—	—	—	(280)	—	(280)
Stock-based compensation expense and issuance of common stock	534	—	(23)	—	—	—	—	(23)
Balances at March 31, 2024	97,673	8	4,806	(179)	1,959	(3,141)	1,490	4,943
Net income	—	—	—	—	259	—	97	356
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	12	—	—	—	64	76
Repurchases of common stock	(1,990)	—	—	—	—	(273)	—	(273)
Stock-based compensation expense and issuance of common stock	136	—	22	—	—	—	—	22
Balances at June 30, 2024	95,819	8	4,840	(177)	2,218	(3,414)	1,581	5,056
Net income	—	—	—	—	472	—	95	567
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(79)	(79)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	(5)
Sales of businesses and noncontrolling interests, net	—	—	(3)	—	—	—	(5)	(8)
Repurchases of common stock	(795)	—	—	—	—	(124)	—	(124)
Stock-based compensation expense and issuance of common stock	59	—	17	—	—	—	—	17
Balances at September 30, 2024	95,083	$8	$4,849	$(175)	$2,690	$(3,538)	$1,592	$5,426

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2022	102,247	$8	$4,778	$(181)	$(803)	$(2,660)	$1,317	$2,459
Net income	—	—	—	—	143	—	74	217
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	2	—	—	—	17	19
Repurchases of common stock	(906)	—	—	—	—	(50)	—	(50)
Stock-based compensation expense and issuance of common stock	571	—	(6)	—	—	—	—	(6)
Balances at March 31, 2023	101,912	8	4,774	(179)	(660)	(2,710)	1,347	2,580
Net income	—	—	—	—	123	—	82	205
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Other comprehensive income	—	—	—	1	—	—	—	1
Purchases of businesses and noncontrolling interests, net	—	—	4	—	—	—	18	22
Repurchases of common stock	(580)	—	—	—	—	(40)	—	(40)
Stock-based compensation expense and issuance of common stock	177	—	22	—	—	—	—	22
Balances at June 30, 2023	101,509	8	4,800	(178)	(537)	(2,750)	1,381	2,724
Net income	—	—	—	—	101	—	75	176
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(74)	(74)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	3	—	—	—	32	35
Stock-based compensation expense and issuance of common stock	42	—	15	—	—	—	—	15
Balances at September 30, 2023	101,551	$8	$4,818	$(176)	$(436)	$(2,750)	$1,414	$2,878
Nonredeemable Noncontrolling Interests
Our nonredeemable noncontrolling interests balances at September 30, 2024 and December 31, 2023 were comprised of $204 million and $185 million, respectively, from our Hospital Operations segment, and $1.388 billion and $1.324 billion, respectively, from our Ambulatory Care segment. Net income amounts available to nonredeemable noncontrolling interests for the nine months ended September 30, 2024 and 2023 in the tables above were comprised of $35 million and $22 million, respectively, from our Hospital Operations segment and $239 million and $209 million, respectively, from our Ambulatory Care segment.
2022 Share Repurchase Program
In October 2022, our board of directors authorized the repurchase of up to $1.000 billion of our common stock through a share repurchase program (the “2022 share repurchase program”). We do not intend to make further repurchases under the 2022 share repurchase program following our board of directors’ approval of a new share repurchase program, as discussed below.

The following table summarizes transactions completed under the 2022 share repurchase program during the periods shown:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
Nine Months Ended September 30, 2024:
January 1 through January 31, 2024	—	$—	—	$550
February 1 through February 29, 2024	—	$—	—	$550
March 1 through March 31, 2024	2,811	$98.86	2,811	$272
April 1 through April 30, 2024	—	$—	—	$272
May 1 through May 31, 2024	—	$—	—	$272
June 1 through June 30, 2024	1,990	$135.85	1,990	$2
July 1 through July 31, 2024	—	$—	—	$2
August 1 through August 31, 2024	—	$—	—	$2
September 1 through September 30, 2024	—	$—	—	$2
January 1 through September 30, 2024	4,801	$114.19	4,801

Nine Months Ended September 30, 2023:
January 1 through January 31, 2023	—	$—	—	$750
February 1 through February 28, 2023	—	$—	—	$750
March 1 through March 31, 2023	906	$55.03	906	$700
April 1 through April 30, 2023	—	$—	—	$700
May 1 through May 31, 2023	580	$69.17	580	$660
June 1 through June 30, 2023	—	$—	—	$660
July 1 through July 31, 2023	—	$—	—	$660
August 1 through August 31, 2023	—	$—	—	$660
September 1 through September 30, 2023	—	$—	—	$660
January 1 through September 30, 2023	1,486	$60.55	1,486
2024 Share Repurchase Program
In July 2024, our board of directors authorized the repurchase of up to $1.500 billion of our common stock through a share repurchase program that has no expiration date (the “2024 share repurchase program”). The 2024 share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time. The following table summarizes transactions completed under the 2024 share repurchase program during the periods shown:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
Nine Months Ended September 30, 2024:
Inception through July 31, 2024	—	$—	—	$1,500
August 1 through August 31, 2024	—	$—	—	$1,500
September 1 through September 30, 2024	795	$155.95	795	$1,376
Inception through September 30, 2024	795	$155.95	795
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

The table below presents our sources of net operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$504	$583	$1,632	$1,795
Medicaid	342	309	1,123	853
Managed care	2,425	2,532	7,464	7,600
Uninsured	10	22	40	82
Indemnity and other	148	155	439	451
Total	3,429	3,601	10,698	10,781
Other revenues(1)	554	524	1,620	1,600
Total Hospital Operations	3,983	4,125	12,318	12,381
Ambulatory Care	1,139	941	3,275	2,788
Net operating revenues	$5,122	$5,066	$15,593	$15,169

(1)	Primarily revenue from physician practices and revenue cycle management. Revenue from revenue cycle management services is included in other revenues for all periods presented to conform with our new reporting segment structure.
Net adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, did not result in a change in revenues during the nine months ended September 30, 2024, but increased revenues by $24 million during the same period in 2023. Estimated cost report settlements receivable, net of payables and valuation allowances were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from the final determination of amounts earned under all the above arrangements with Medicare and Medicaid.
The following table presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net patient service revenues	$1,098	$904	$3,152	$2,677
Management fees	34	30	101	90
Revenue from other sources	7	7	22	21
Net operating revenues	$1,139	$941	$3,275	$2,788
Performance Obligations
The following table includes revenue from revenue cycle management services that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2024	2025	2026	2027	2028
Performance obligations	$5,579	$174	$692	$691	$688	$687	$2,647
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
We also purchase cyber liability insurance from third parties. During the nine months ended September 30, 2024, we received $3 million of insurance recoveries related to a cybersecurity incident that occurred in 2022, none of which was included in net operating revenues during that period. We received $41 million of insurance recoveries during the nine months ended September 30, 2023 related to the same 2022 cybersecurity incident. Of the amounts received, we recorded $34 million as net operating revenues during the same nine-month period in 2023.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. At September 30, 2024 and December 31, 2023, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.141 billion and $1.046 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $245 million and $271 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023, respectively.
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
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2024	$40	$18	$(45)	$1	$14
Nine Months Ended September 30, 2023	$51	$28	$(52)	$1	$28
NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Certain of our investees’ partnership and operating agreements contain terms that, upon the occurrence of specified events, could obligate us to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries. The noncontrolling interests subject to these provisions, and the income attributable to those interests, are not included as part of our equity and are presented as redeemable noncontrolling interests in the accompanying Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Balances at beginning of period	$2,391	$2,149
Net income	336	257
Distributions paid to noncontrolling interests	(269)	(224)
Accretion of redeemable noncontrolling interests	5	—
Purchases and sales of businesses and noncontrolling interests, net	186	121
Balances at end of period	$2,649	$2,303
The divestiture of the AL Hospitals during the three months ended September 30, 2024 resulted in a decrease of $175 million in our redeemable noncontrolling interest balance during the same period.
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	September 30, 2024	December 31, 2023
Hospital Operations	$775	$860
Ambulatory Care	1,874	1,531
Redeemable noncontrolling interests	$2,649	$2,391

	Nine Months Ended September 30,
	2024	2023
Hospital Operations	$74	$64
Ambulatory Care	262	193
Net income available to redeemable noncontrolling interests	$336	$257
In June 2022, we entered into a share purchase agreement to acquire the 5% ownership interest then-held by Baylor University Medical Center (“Baylor”) in USPI for $406 million. Under the share purchase agreement, we are obligated to make non-interest-bearing monthly payments of approximately $11 million through June 2025. At September 30, 2024, the remaining obligation under the share purchase agreement of $100 million was classified as a current liability and included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet. At December 31, 2023, we had a liability of $135 million recorded in other current liabilities for the purchase of Baylor’s ownership interest and $63 million recorded in other long‑term liabilities in the accompanying Condensed Consolidated Balance Sheet.

NOTE 14. INCOME TAXES
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tax expense at statutory federal rate of 21%	$194	$73	$965	$231
State income taxes, net of federal income tax benefit	66	11	291	39
Tax benefit attributable to noncontrolling interests	(44)	(35)	(128)	(102)
Nondeductible goodwill	33	—	161	—
Stock-based compensation tax deficiency	(1)	—	(7)	(4)
Changes in valuation allowance	2	24	(176)	66
Other items	(9)	6	(5)	13
Income tax expense	$241	$79	$1,101	$243
Income before income taxes for the three months ended September 30, 2024 and 2023 was $922 million and $345 million, respectively, and was $4.593 billion and $1.098 billion for the nine months ended September 30, 2024 and 2023, respectively.
Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income. During the nine months ended September 30, 2024, we recorded an income tax benefit of $176 million to decrease the valuation allowance, including a decrease of $193 million primarily for utilization of interest expense carryforwards due to gains from sales of facilities, and an increase of $17 million related to state interest expense carryforwards. During the nine months ended September 30, 2023, we recorded income tax expense of $66 million to increase the valuation allowance for interest expense carryforwards as a result of the limitation on business interest expense.
The Inflation Reduction Act of 2022 implemented a corporate alternative minimum tax (“CAMT”) of 15% on book income of certain large corporations effective for tax years beginning after December 31, 2022. We are subject to the CAMT, however, we currently do not expect any material impact on our condensed consolidated statement of operations.
During the nine months ended September 30, 2024, we increased our estimated liabilities for uncertain tax positions by $16 million. The total amount of unrecognized tax benefits as of September 30, 2024 was $73 million, of which $71 million, if recognized, would affect our effective tax rate and income tax expense.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statement of operations. Approximately $5 million of interest and penalties related to accrued liabilities for uncertain tax positions are included for the nine months ended September 30, 2024. Total accrued interest and penalties on unrecognized tax benefits at September 30, 2024 were $8 million.
As of September 30, 2024, no significant changes in unrecognized federal and state tax benefits were expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of our basic and diluted earnings per common share calculations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Wtd. Avg. Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2024
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$472	95,665	$4.93
Effect of dilutive instruments	1	987	(0.04)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$473	96,652	$4.89

Three Months Ended September 30, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$101	101,544	$0.99
Effect of dilutive instruments	(3)	2,881	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$98	104,425	$0.94

Nine Months Ended September 30, 2024
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$2,882	97,505	$29.56
Effect of dilutive instruments	2	1,013	(0.29)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$2,884	98,518	$29.27

Nine Months Ended September 30, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$367	101,869	$3.60
Effect of dilutive instruments	(9)	3,152	(0.19)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$358	105,021	$3.41
Dilutive instruments during the three and nine months ended September 30, 2024 and 2023 consisted of stock options, RSUs, including RSUs issued under the USPI Management Equity Plan, deferred compensation units and dividends on subsidiary preferred stock. During the nine-month period in 2023, our dilutive instruments also included a convertible instrument, namely an agreement related to the ownership interest in a Hospital Operations segment joint venture.
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

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Long-lived assets held for sale	$20	$—	$20	$—

December 31, 2023
Long-lived assets held for sale	$775	$—	$775	$—
Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At September 30, 2024 and December 31, 2023, the estimated fair value of our long‑term debt was approximately 99.9% and 96.9%, respectively, of the carrying value of the debt.
NOTE 17. ACQUISITIONS
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Current assets	$67	$24
Property and equipment	60	12
Other intangible assets	133	8
Goodwill	847	342
Long-term operating lease assets	101	8
Other long-term assets	1	8
Previously held investments in unconsolidated affiliates	(34)	(59)
Current liabilities	(55)	(17)
Current portion of long-term lease liabilities	(14)	—
Long-term operating lease liabilities	(12)	(7)
Other long-term liabilities	(101)	(12)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(393)	(126)
Noncontrolling interests	(59)	(59)
Cash paid, net of cash acquired	(514)	(110)
Gains on consolidations	$27	$12
The goodwill generated from the 2024 transactions, the majority of which we believe will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. We recognized goodwill totaling $836 million in our Ambulatory Care segment and $11 million in our Hospital Operations segment during the nine months ended September 30, 2024. Approximately $31 million and $8 million in transaction costs related to prospective and closed acquisitions were expensed during the nine months ended September 30, 2024 and 2023, respectively, and were included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Condensed Consolidated Statements of Operations.
In December 2023, we acquired a 55% ownership interest in NextCare Arizona I JV, LLC and a minority ownership interest in NextCare Arizona II JV, LLC from NextCare, Inc. and certain of its affiliates (“NextCare”). Through these transactions, we acquired a controlling interest in 41 fully operational UCCs and a telehealth center, as well as a noncontrolling interest in an additional 15 fully operational UCCs, all located in Arizona. In the nine months ended September 30, 2024, we increased our ownership, such that we now hold a controlling interest in all 56 NextCare UCCs, and we released $10 million of the original purchase price we had retained in escrow pending NextCare’s compliance with certain conditions.
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
During the nine months ended September 30, 2024, we adjusted the preliminary purchase allocations of certain acquisitions completed in 2023 based on the results of completed valuations. These adjustments resulted in a net increase in goodwill of $19 million, which was comprised of a net increase in goodwill for our Hospital Operations segment of $31 million and a net decrease of $12 million for our Ambulatory Care segment.
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
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, physician practices and outpatient facilities. At September 30, 2024, our subsidiaries operated 49 hospitals, serving primarily urban and suburban communities in eight states, as well as 142 outpatient facilities, primarily imaging centers, UCCs, ancillary emergency facilities and micro-hospitals. Our Hospital Operations segment also provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients.
Our Ambulatory Care segment is comprised of the operations of USPI. At September 30, 2024, USPI had ownership interests in 520 ambulatory surgery centers (376 consolidated) and 24 surgical hospitals (seven consolidated) in 37 states.
The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable:

	September 30, 2024	December 31, 2023
Assets:
Hospital Operations	$17,334	$17,268
Ambulatory Care	12,038	11,044
Total	$29,372	$28,312

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capital expenditures:
Hospital Operations	$188	$156	$536	$485
Ambulatory Care	28	20	65	58
Total	$216	$176	$601	$543

Net operating revenues:
Hospital Operations	$3,983	$4,125	$12,318	$12,381
Ambulatory Care	1,139	941	3,275	2,788
Total	$5,122	$5,066	$15,593	$15,169

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity in earnings of unconsolidated affiliates:
Hospital Operations	$1	$1	$7	$6
Ambulatory Care	61	50	175	149
Total	$62	$51	$182	$155

Adjusted EBITDA:
Hospital Operations	$539	$484	$1,667	$1,449
Ambulatory Care	439	370	1,280	1,080
Total	$978	$854	$2,947	$2,529

Depreciation and amortization:
Hospital Operations	$171	$192	$523	$568
Ambulatory Care	38	32	102	86
Total	$209	$224	$625	$654

Adjusted EBITDA	$978	$854	$2,947	$2,529
Depreciation and amortization	(209)	(224)	(625)	(654)
Impairment and restructuring charges, and acquisition-related costs	(19)	(47)	(75)	(84)
Litigation and investigation costs	(9)	(14)	(18)	(28)
Interest expense	(202)	(227)	(623)	(674)
Loss from early extinguishment of debt	—	—	(8)	(11)
Other non-operating income, net	35	4	89	8
Net gains (losses) on sales, consolidation and deconsolidation of facilities	348	(1)	2,906	12
Income before income taxes	$922	$345	$4,593	$1,098

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
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At September 30, 2024, our subsidiaries operated 49 hospitals serving primarily urban and suburban communities in eight states. Our Hospital Operations segment also included 142 outpatient facilities at September 30, 2024, including imaging centers, urgent care centers, ancillary emergency facilities and micro‑hospitals. In addition, our Hospital Operations segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Health Solutions, LLC joint venture.
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 520 ambulatory surgery centers (each, an “ASC”), 376 of which are consolidated, and 24 surgical hospitals, seven of which are consolidated, in 37 states at September 30, 2024. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; and urology.
Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted admission and per adjusted patient day amounts). Continuing operations information includes the results of all hospitals operated for the entirety, or any portion of, the nine months ended September 30, 2024 and 2023, including Westover Hills Baptist Hospital (“Westover Hills Hospital”), the new acute care hospital we opened in Texas in July 2024. Continuing operations information excludes the results of our hospitals and other businesses classified as discontinued operations for accounting purposes. We believe this presentation is useful to investors because it includes the operations of all facilities in continuing operations for the entire time that we owned and operated them during the relevant period. In addition, continuing operations information reflects the impact of the addition or disposition of individual hospitals and other operations on our volumes, revenues and expenses.
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes hospitals we operated for the entire nine-month periods ended September 30, 2024 and 2023. Same‑hospital basis excludes the results of hospitals not operated for the full duration of both periods, such as our Westover Hills Hospital, as well as our discontinued operations. Same-hospital information includes the results of operations of the five Alabama hospitals and certain related operations that we divested, as described below, on September 30, 2024. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.

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
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
Staffing and Labor Trends—We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience shortages of advanced practice providers and critical‑care nurses in certain disciplines and geographic areas. Over the past several years, we have had to rely on higher-cost contract labor, which we compete with other healthcare providers to secure, and pay premiums above standard compensation for essential workers. Although we continue to incur a higher level of contract labor expense than we have historically, our recruitment and retention efforts drove a reduction in this expense during the nine months ended September 30, 2024 as compared to the same period in 2023.
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
Inflation, Other General Economic Conditions and Weather-Related Events—Our business has been impacted by the rise in inflation and its effects on salaries, wages and benefits, as well as other costs. Medical supply prices remain high due to current economic conditions and other factors. In addition, our Ambulatory Care segment continues to be impacted by shipment delays in construction materials and capital equipment with respect to its de novo facility development efforts, which are a key part of our portfolio expansion strategy. In general, supply chain operational challenges may continue or worsen in the future, whether due to geopolitical conflicts, inflationary pressures and the recessionary environment, climate change, weather events or other issues yet to emerge.
In late September 2024, Hurricane Helene significantly damaged the North Carolina factory of the largest producer of sterile intravenous, or IV, fluids in the country. There is uncertainty regarding the timeline to resolve the resulting national shortage of IV fluids; if the shortage persists or regulators impose restrictions on the performance of elective procedures, we may experience an impact to our patient volumes or net operating revenues.
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
During the nine months ended September 30, 2024, we acquired controlling ownership interests in 49 ASCs and acquired noncontrolling ownership interests in two ASCs in which we did not have a previous investment. We also continue to prioritize increasing our investment in our unconsolidated facilities, acquiring controlling ownership interests in seven previously unconsolidated ASCs during the nine months ended September 30, 2024, which allowed us to consolidate their financial results. In addition, we opened 12 de novo ASCs during the nine months ended September 30, 2024; we hold controlling ownership interests in three of these centers and noncontrolling ownership interests in the remaining nine.
Driving Growth in Our Hospital Systems—We remain committed to better positioning our hospital systems and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand and higher‑acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise‑wide cost‑efficiency measures, and we continue to transition certain support operations to our Global Business Center (“GBC”) in the Philippines. We incurred restructuring charges in conjunction with these initiatives in the nine months ended September 30, 2024, and we could incur additional restructuring charges in the future.
From time to time, we capitalize on opportunities to refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash flow generation and reduce our debt, among other things. Transactions completed during the nine months ended September 30, 2024 included the following:
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
•In September 2024, we completed the sale of our majority ownership interests in several entities that owned or leased five hospitals and certain related operations, all located in Alabama (collectively, the “AL Hospitals”).

We also seek advantageous opportunities to grow our portfolio of hospitals and other healthcare facilities. We opened our newly constructed Westover Hills Hospital, a 92‑bed acute care hospital located in the Westover Hills area of San Antonio, Texas, in July 2024. In 2023, we broke ground on a new medical campus located in Port St. Lucie, Florida, which will include the 54‑bed Florida Coast Surgical Hospital, as well as medical office space. We expect to complete construction of the Port St. Lucie medical campus in late 2025.
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
Reducing Our Leverage Over Time—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (as amended to date, the “Credit Agreement”), of which we had none at September 30, 2024. In addition, the maturity dates of our notes are staggered from 2027 through 2031. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time. It remains our long‑term objective to reduce our debt and lower our ratio of debt‑to‑Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.
During the three months ended March 31, 2024, we redeemed all $2.100 billion aggregate principal amount outstanding of our 4.875% senior secured first lien notes due 2026 (the “2026 Senior Secured First Lien Notes”) in advance of their maturity date.
Repurchasing Stock—In July 2024, our board of directors authorized the repurchase of up to $1.500 billion of our common stock through a new share repurchase program that has no expiration date (the “2024 share repurchase program”). This program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time. From the inception of the 2024 share repurchase program through September 30, 2024, we paid $124 million to repurchase 795 thousand shares of our common stock, an average of $155.95 per share.
The board had previously approved a $1.000 billion share repurchase program in October 2022 (the “2022 share repurchase program”). During the nine months ended September 30, 2024, we paid $548 million to repurchase 4,801 thousand shares, an average of $114.19 per share, of our common stock. Over the life of the 2022 share repurchase program, we repurchased $998 million of our common stock. We do not intend to make further repurchases under the 2022 share repurchase program.
Repurchases under both the 2024 and the 2022 share repurchase programs were completed in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations.
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
RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	49	61	(12)	(1)
Total admissions	126,844	134,754	(5.9)%
Adjusted admissions	230,523	250,008	(7.8)%
Paying admissions (excludes charity and uninsured)	120,959	128,703	(6.0)%
Charity and uninsured admissions	5,885	6,051	(2.7)%
Admissions through emergency department	93,693	101,017	(7.3)%
Emergency department visits, outpatient	481,764	544,905	(11.6)%
Total emergency department visits	575,457	645,922	(10.9)%
Total surgeries	77,479	85,812	(9.7)%
Patient days — total	628,593	675,576	(7.0)%
Adjusted patient days	1,102,101	1,203,501	(8.4)%
Average length of stay (days)	4.96	5.01	(1.0)%
Average licensed beds	14,142	15,472	(8.6)%
Utilization of licensed beds	48.3%	47.5%	0.8%	(1)
Total visits	1,468,455	1,376,707	6.7%
Paying visits (excludes charity and uninsured)	1,346,424	1,300,040	3.6%
Charity and uninsured visits	122,031	76,667	59.2%
Ambulatory Care:
Total consolidated facilities (at end of period)	383	324	59	(1)
Total consolidated cases	463,001	389,203	19.0%

(1)	The change is the difference between the 2024 and 2023 amounts presented.
Total admissions decreased by 7,910, or 5.9%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Total surgeries and emergency department visits decreased by 8,333, or 9.7%, and 63,141, or 11.6%, respectively, during the three-month period in 2024 as compared to the same period in 2023. The decreases in our volumes were primarily related to the sales of the SC Hospitals, the OCLA CA Hospitals and the Central CA Hospitals (together, the “Divested Hospitals”). Excluding the impact of these divestitures, total admissions increased by 6,546, or 5.4%, total surgeries increased by 543, or 0.7%, and emergency department visits decreased by 4,895, or 1.0%, during the three months ended September 30, 2024 compared to the same period in 2023.
The increase in our Ambulatory Care segment’s total consolidated cases of 19.0% in the three months ended September 30, 2024, as compared to the same period in 2023, was primarily attributable to incremental case volume from the ASCs we have acquired and same‑facility case growth, partially offset by the impact of the closure and deconsolidation of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
Revenues	2024	2023
Hospital Operations	$3,983	$4,125	(3.4)%
Ambulatory Care	1,139	941	21.0%
Total	$5,122	$5,066	1.1%
Consolidated net operating revenues increased by $56 million, or 1.1%, in the three months ended September 30, 2024 compared to the same period in 2023. The decrease of $142 million, or 3.4%, in our Hospital Operations segment’s net operating revenues for the three‑month period in 2024 compared to the same period in 2023 was primarily due to the sales of the Divested Hospitals. Excluding the effect of these sales, net operating revenues during the three months ended

September 30, 2024 increased by $282 million, or 7.6%, compared to the three months ended September 30, 2023. This increase was attributable to the positive impact of a more favorable payer mix, higher patient volume and acuity, growth in our Medicaid supplemental revenue, and negotiated commercial rate increases.
Net operating revenues in our Ambulatory Care segment increased by $198 million, or 21.0%, in the three months ended September 30, 2024 compared to the same period in 2023. This change was primarily driven by the ASCs we have acquired, an increase in net revenue per case and higher patient acuity in the 2024 period, partially offset by the impact of the closure and deconsolidation of certain facilities.
Our accounts receivable days outstanding (“AR Days”) from continuing operations were 52.6 days and 55.4 days at September 30, 2024 and December 31, 2023, respectively. Our AR Days target is less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets and excludes our California provider fee revenues and activity related to divested facilities.
The following table provides information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023
Hospital Operations:
Salaries, wages and benefits	$1,908	$2,054	(7.1)%
Supplies	597	625	(4.5)%
Other operating expenses	944	966	(2.3)%
Total	$3,449	$3,645	(5.4)%
Ambulatory Care:
Salaries, wages and benefits	$310	$234	32.5%
Supplies	284	252	12.7%
Other operating expenses	167	135	23.7%
Total	$761	$621	22.5%
Total:
Salaries, wages and benefits	$2,218	$2,288	(3.1)%
Supplies	881	877	0.5%
Other operating expenses	1,111	1,101	0.9%
Total	$4,210	$4,266	(1.3)%
Rent/lease expense(1):
Hospital Operations	$65	$71	(8.5)%
Ambulatory Care	42	33	27.3%
Total	$107	$104	2.9%

(1)	Included in other operating expenses.
The following table provides information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023
Salaries, wages and benefits per adjusted admission	$8,277	$8,214	0.8%
Supplies per adjusted admission	2,590	2,502	3.5%
Other operating expenses per adjusted admission	4,094	3,864	6.0%
Total per adjusted admission	$14,961	$14,580	2.6%
Salaries, wages and benefits expense for our Hospital Operations segment decreased by $146 million, or 7.1%, in the three months ended September 30, 2024 compared to the same period in 2023. This change was primarily attributable to the sales of the Divested Hospitals. After excluding the effects of these divestitures, salaries, wages and benefits expense for our Hospital Operations segment increased by $145 million, or 7.9%, during the three-month period in 2024 as compared to the same period in 2023. This increase was the result of annual merit increases for certain of our employees and increased employee benefits costs, partially offset by decreases in contract labor and premium pay.

On a per adjusted admission basis, salaries, wages and benefits expense in our Hospital Operations segment increased by 0.8% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Excluding the impact of the sales of the Divested Hospitals, salaries, wages and benefits expense per adjusted admission increased 0.7% during the 2024 period as compared to the 2023 period.
Supplies expense for our Hospital Operations segment decreased by $28 million, or 4.5%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the sales of the Divested Hospitals. Excluding the impact of these sales, supplies expense increased by $35 million, or 6.3%, during the three months ended September 30, 2024 as compared to the same period in 2023. This increase was primarily due to higher patient acuity, partially offset by our cost‑efficiency measures.
On a per adjusted admission basis, supplies expense increased by 3.5% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to higher patient acuity during the 2024 period. Excluding the impact of the sales of the Divested Hospitals, supplies expense per adjusted admission increased 3.3% during the three‑month period in 2024 as compared to the same period in 2023.
Other operating expenses for our Hospital Operations segment decreased by $22 million, or 2.3%, in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to the sales of the Divested Hospitals. Excluding the effect of these divestitures, other operating expenses increased during the 2024 period by $75 million, or 8.6%. This increase was primarily attributable to net gains of $11 million recognized in the 2023 period, as well as increases of $27 million in medical fees and $7 million in legal and consulting costs. These changes were partially offset by lower malpractice expense of $16 million during the three months ended September 30, 2024.
On a per adjusted admission basis, other operating expenses during the three months ended September 30, 2024 increased by 6.0% compared to the same period in 2023. Excluding the impact of the sales of the Divested Hospitals, other operating expenses per adjusted admission increased by 5.5%, primarily due to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $4.094 billion at September 30, 2024 compared to $2.880 billion at June 30, 2024. Significant cash flow items in the three months ended September 30, 2024 included:
•Net cash provided by operating activities before interest, taxes, impairment and restructuring charges, and acquisition‑related costs, and litigation costs and settlements of $1.264 billion;
•Proceeds received from the sale of facilities and other assets totaling $917 million;
•$216 million of capital expenditures;
•Distributions paid to noncontrolling interests totaling $173 million;
•Repayments of advances received from managed care payers totaling $160 million;
•$124 million of payments to purchase approximately 795 thousand shares of our common stock under our 2024 share repurchase program;
•Interest payments of $96 million; and
•$68 million of income tax payments.
Net cash provided by operating activities was $2.378 billion in the nine months ended September 30, 2024 compared to $1.550 billion in the nine months ended September 30, 2023. Key factors contributing to the change between the 2024 and 2023 periods included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, loss from early extinguishment of debt, other non-operating income or expense, and net gains on sales, consolidation and deconsolidation of facilities of $418 million;
•Income tax payments that were $96 million higher in the 2024 period; and
•The timing of working capital items.

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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2024	2023		2024	2023
Medicare	14.7%	16.2%	(1.5)%	15.3%	16.6%	(1.3)%
Medicaid	10.0%	8.6%	1.4%	10.5%	7.9%	2.6%
Managed care(2)	70.7%	70.3%	0.4%	69.7%	70.5%	(0.8)%
Uninsured	0.3%	0.6%	(0.3)%	0.4%	0.8%	(0.4)%
Indemnity and other	4.3%	4.3%	—%	4.1%	4.2%	(0.1)%

(1)	The change is the difference between the 2024 and 2023 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
Admissions from:	2024	2023		2024	2023
Medicare	17.5%	19.1%	(1.6)%	18.5%	19.9%	(1.4)%
Medicaid	4.8%	5.1%	(0.3)%	4.7%	5.0%	(0.3)%
Managed care(2)	69.3%	67.8%	1.5%	68.7%	67.3%	1.4%
Charity and uninsured	4.6%	4.5%	0.1%	4.5%	4.4%	0.1%
Indemnity and other	3.8%	3.5%	0.3%	3.6%	3.4%	0.2%

(1)	The change is the difference between the 2024 and 2023 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.

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
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $504 million and $583 million for the three months ended September 30, 2024 and 2023, respectively, and $1.632 billion and $1.795 billion for the nine months ended September 30, 2024 and 2023, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. Estimated revenues under various state Medicaid programs, including state‑funded Medicaid managed care programs, constituted approximately 21% and 19% of the total net patient service revenues of our hospitals and related outpatient facilities for the nine months ended September 30, 2024 and 2023, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. Our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $268 million and $240 million for the three months ended September 30, 2024 and 2023, respectively, and $893 million and $635 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Total Medicaid and Medicaid managed care net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment were $703 million and $708 million for the three months ended September 30, 2024 and 2023, respectively, and $2.227 billion and $2.020 billion for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, Medicaid and Medicaid managed care revenues each comprised approximately 50% of our Medicaid‑related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Medicaid managed care patient service revenues are presented net of provider taxes or assessments paid by our hospitals.
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
Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the FFY. In August 2024, CMS issued final changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2025 Rates (“Final IPPS Rule”). In the Final IPPS Rule, CMS deferred taking immediate action on its low wage index hospital policy in light of the U.S. Court of Appeals for the DC Circuit’s decision in Bridgeport Hospital v. Becerra. In September 2024, CMS issued an interim final action with comment period (“IFC”) to implement revisions to the FFY 2025 Medicare wage index values, establish a transitional payment exception for low wage hospitals, and make conforming changes to the FFY 2025 IPPS payment rates following the court decision. The Final IPPS Rule and IFC include the following payment and policy changes, among others:
•A market basket increase of 3.4% for Medicare severity‑adjusted diagnosis‑related group (“MS‑DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology; CMS also finalized a 0.5% multifactor productivity reduction required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), that results in a net operating payment update of 2.9% before budget neutrality adjustments;
•An increase in the cost outlier threshold from $42,750 to $46,217;
•A 1.65% net increase in the capital federal MS‑DRG rate;
•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share hospital payments (“UC‑DSH Amounts”);
•An increase to the performance-based scoring threshold for eligible hospitals and critical access hospitals reporting under the Medicare Promoting Interoperability Program from 60 points to 70 points beginning with the EHR reporting period in calendar year (“CY”) 2025;
•An update to the hospital labor market area delineation based on the Office of Management and Budget Bulletin No. 23-01; and
•Implementation of the Transforming Episode Accountability Model (“TEAM”) that will begin January 1, 2026 and end December 31, 2030 for certain episodic categories. TEAM will be mandatory, with limited exceptions, for all hospitals located within the CMS selected Core-Based Statistical Areas (“CBSAs”). Nine of our acute care hospitals and one surgical hospital are included in the CBSAs.
According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule and IFC for operating costs will yield an average 2.9% increase in Medicare operating MS‑DRG FFS payments for hospitals in urban areas and an average 3.3% increase in such payments for proprietary hospitals in FFY 2025. We estimate that all of the payment and policy changes affecting operating MS‑DRG and UC‑DSH Amounts will result in a 2.8% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of $36 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.
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
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended September 30, 2024 and 2023 was $2.425 billion and $2.532 billion, respectively, and $7.464 billion and $7.600 billion during the nine months ended September 30, 2024 and 2023, respectively. Our top 10 managed care payers generated 69% of our managed care net patient service revenues for the nine months ended September 30, 2024. During the same period, national payers generated 48% of our managed care net patient service revenues; the remainder came from regional or local payers. At September 30, 2024 and December 31, 2023, 65% and 68%, respectively, of our Hospital Operations segment’s net accounts receivable were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2024, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $26 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the nine months ended September 30, 2024. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
In recent years, managed care governmental admissions have increased as a percentage of total managed care admissions. However, in the nine months ended September 30, 2024, admissions growth from commercial managed care plans was greater than the growth in admissions from Medicare and Medicaid managed care programs. Commercial managed care plans typically generate higher yields than managed care governmental insurance plans. In the nine months ended September 30, 2024, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 63% higher than our aggregate yield on a per-admission basis from government payers including Medicare and Medicaid managed care programs. Although we have benefited from year-over-year aggregate managed care pricing improvements for some time, we have seen these improvements moderate in recent years, and we believe this moderation could continue into the future, subject to incremental pricing improvements to address inflationary pressures.
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
Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At September 30, 2024 and December 31, 2023, 5% and 4%, respectively, of our Hospital Operations segment’s accounts receivable was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. The revenue cycle management services we provide are subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Laws and Regulations Affecting Revenue Cycle Management Services, of Part I of our Annual Report.
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
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Estimated costs for:
Uninsured patients	$135	$122	$406	$361
Charity care patients	22	31	68	83
Total	$157	$153	$474	$444

RESULTS OF OPERATIONS
The following tables present our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net operating revenues:
Hospital Operations	$3,983	$4,125	$12,318	$12,381
Ambulatory Care	1,139	941	3,275	2,788
Net operating revenues	5,122	5,066	15,593	15,169
Grant income	4	3	9	14
Equity in earnings of unconsolidated affiliates	62	51	182	155
Operating expenses:
Salaries, wages and benefits	2,218	2,288	6,707	6,831
Supplies	881	877	2,717	2,659
Other operating expenses, net	1,111	1,101	3,413	3,319
Depreciation and amortization	209	224	625	654
Impairment and restructuring charges, and acquisition-related costs	19	47	75	84
Litigation and investigation costs	9	14	18	28
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(348)	1	(2,906)	(12)
Operating income	$1,089	$568	$5,135	$1,775

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	0.1%	0.1%	0.1%	0.1%
Equity in earnings of unconsolidated affiliates	1.2%	1.0%	1.2%	1.0%
Operating expenses:
Salaries, wages and benefits	43.3%	45.2%	43.0%	45.0%
Supplies	17.2%	17.3%	17.4%	17.5%
Other operating expenses, net	21.6%	21.7%	22.0%	21.9%
Depreciation and amortization	4.1%	4.5%	4.0%	4.3%
Impairment and restructuring charges, and acquisition-related costs	0.4%	0.9%	0.5%	0.6%
Litigation and investigation costs	0.2%	0.3%	0.1%	0.2%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(6.8)%	—%	(18.6)%	(0.1)%
Operating income	21.3%	11.2%	32.9%	11.7%

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$3,983	$1,139	$12,318	$3,275
Grant income	4	—	9	—
Equity in earnings of unconsolidated affiliates	1	61	7	175
Operating expenses:
Salaries, wages and benefits	1,908	310	5,876	831
Supplies	597	284	1,860	857
Other operating expenses, net	944	167	2,931	482
Depreciation and amortization	171	38	523	102
Impairment and restructuring charges, and acquisition-related costs	7	12	37	38
Litigation and investigation costs	8	1	17	1
Net gains on sales, consolidation and deconsolidation of facilities	(330)	(18)	(2,803)	(103)
Operating income	$683	$406	$3,893	$1,242

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	0.1%	—%	0.1%	—%
Equity in earnings of unconsolidated affiliates	—%	5.4%	0.1%	5.3%
Operating expenses:
Salaries, wages and benefits	47.9%	27.2%	47.7%	25.4%
Supplies	15.0%	24.9%	15.1%	26.2%
Other operating expenses, net	23.7%	14.8%	23.9%	14.6%
Depreciation and amortization	4.3%	3.3%	4.3%	3.1%
Impairment and restructuring charges, and acquisition-related costs	0.2%	1.1%	0.3%	1.2%
Litigation and investigation costs	0.2%	0.1%	0.1%	—%
Net gains on sales, consolidation and deconsolidation of facilities	(8.3)%	(1.6)%	(22.8)%	(3.1)%
Operating income	17.1%	35.6%	31.6%	37.9%

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$4,125	$941	$12,381	$2,788
Grant income	3	—	13	1
Equity in earnings of unconsolidated affiliates	1	50	6	149
Operating expenses:
Salaries, wages and benefits	2,054	234	6,122	709
Supplies	625	252	1,897	762
Other operating expenses, net	966	135	2,932	387
Depreciation and amortization	192	32	568	86
Impairment and restructuring charges, and acquisition-related costs	29	18	61	23
Litigation and investigation costs	7	7	15	13
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—	1	—	(12)
Operating income	$256	$312	$805	$970

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	0.1%	—%	0.1%	—%
Equity in earnings of unconsolidated affiliates	—%	5.3%	—%	5.3%
Operating expenses:
Salaries, wages and benefits	49.8%	24.9%	49.4%	25.4%
Supplies	15.2%	26.8%	15.3%	27.3%
Other operating expenses, net	23.3%	14.3%	23.7%	13.9%
Depreciation and amortization	4.7%	3.4%	4.6%	3.1%
Impairment and restructuring charges, and acquisition-related costs	0.7%	1.9%	0.5%	0.8%
Litigation and investigation costs	0.2%	0.7%	0.1%	0.4%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	0.1%	—%	(0.4)%
Operating income	6.2%	33.2%	6.5%	34.8%
Consolidated net operating revenues increased by $56 million and $424 million, or 1.1% and 2.8%, for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. Our Hospital Operations segment’s net operating revenues decreased by $63 million, or 0.5%, for the nine months ended September 30, 2024 as compared to the same period in 2023. Excluding the impact of the sales of the Divested Hospitals, net operating revenues in our Hospital Operations segment increased $941 million, or 8.5%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was driven by a more favorable payer mix, higher patient volumes and acuity, growth in our Medicaid supplemental revenue and negotiated commercial rate increases.
During the three and nine months ended September 30, 2024, net operating revenues in our Ambulatory Care segment increased by $198 million, or 21.0%, and $487 million, or 17.5%, respectively, as compared to the same periods in 2023. For both periods in 2024, the increases were primarily attributable to incremental revenues from newly acquired ASCs, as well as increases in net revenue per case and higher patient acuity. The closure and deconsolidation of certain facilities partially offset the impact of these factors in both periods.
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

Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2024	2023		2024	2023
Number of hospitals	52	52	—	52	52	—	(1)
Total admissions	126,498	120,299	5.2%	375,878	358,465	4.9%
Adjusted admissions	229,592	223,602	2.7%	681,503	666,248	2.3%
Paying admissions (excludes charity and uninsured)	120,646	114,596	5.3%	358,527	341,665	4.9%
Charity and uninsured admissions	5,852	5,703	2.6%	17,351	16,800	3.3%
Admissions through emergency department	93,374	89,411	4.4%	278,494	267,243	4.2%
Paying admissions as a percentage of total admissions	95.4%	95.3%	0.1%	95.4%	95.3%	0.1%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.6%	4.7%	(0.1)%	4.6%	4.7%	(0.1)%	(1)
Emergency department admissions as a percentage of total admissions	73.8%	74.3%	(0.5)%	74.1%	74.6%	(0.5)%	(1)
Surgeries — inpatient	32,538	31,461	3.4%	96,668	93,044	3.9%
Surgeries — outpatient	44,859	45,475	(1.4)%	135,507	139,075	(2.6)%
Total surgeries	77,397	76,936	0.6%	232,175	232,119	—%
Patient days — total	627,427	606,993	3.4%	1,899,494	1,843,906	3.0%
Adjusted patient days	1,098,969	1,086,136	1.2%	3,319,664	3,297,765	0.7%
Average length of stay (days)	4.96	5.05	(1.8)%	5.05	5.14	(1.8)%
Licensed beds (at end of period)	14,050	14,053	—%	14,050	14,053	—%
Average licensed beds	14,050	14,053	—%	14,073	14,053	0.1%
Utilization of licensed beds	48.5%	46.9%	1.6%	49.3%	48.1%	1.2%	(1)

(1)	The change is the difference between the 2024 and 2023 amounts or percentages presented.

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Outpatient Visits	2024	2023		2024	2023
Total visits	1,247,919	1,242,069	0.5%	3,755,755	3,752,517	0.1%
Paying visits (excludes charity and uninsured)	1,173,662	1,171,846	0.2%	3,531,905	3,549,092	(0.5)%
Charity and uninsured visits	74,257	70,223	5.7%	223,850	203,425	10.0%
Emergency department visits	478,797	483,692	(1.0)%	1,463,826	1,443,803	1.4%
Surgery visits	44,859	45,475	(1.4)%	135,507	139,075	(2.6)%
Paying visits as a percentage of total visits	94.0%	94.3%	(0.3)%	94.0%	94.6%	(0.6)%	(1)
Charity and uninsured visits as a percentage of total visits	6.0%	5.7%	0.3%	6.0%	5.4%	0.6%	(1)

(1)	The change is the difference between the 2024 and 2023 percentages presented.

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Revenues	2024	2023		2024	2023
Total segment net operating revenues	$3,938	$3,695	6.6%	$11,911	$11,050	7.8%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,383	$3,190	6.1%	$10,298	$9,507	8.3%
Net patient service revenue per adjusted admission	$14,735	$14,266	3.3%	$15,111	$14,269	5.9%
Net patient service revenue per adjusted patient day	$3,078	$2,937	4.8%	$3,102	$2,883	7.6%

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Selected Operating Expenses	2024	2023		2024	2023
Salaries, wages and benefits	$1,886	$1,841	2.4%	$5,649	$5,480	3.1%
Supplies	595	562	5.9%	1,805	1,705	5.9%
Other operating expenses, net	931	866	7.5%	2,815	2,630	7.0%
	$3,412	$3,269	4.4%	$10,269	$9,815	4.6%

	Same-Hospital			Same-Hospital
Selected Operating Expenses as a Percentage of Net Operating Revenues	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2024	2023		2024	2023
Salaries, wages and benefits	47.9%	49.8%	(1.9)%	47.4%	49.6%	(2.2)%
Supplies	15.1%	15.2%	(0.1)%	15.2%	15.4%	(0.2)%
Other operating expenses, net	23.6%	23.4%	0.2%	23.6%	23.8%	(0.2)%

(1)	The change is the difference between the 2024 and 2023 percentages presented.
Revenues
Same‑hospital net operating revenues increased by $243 million, or 6.6%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a more favorable payer mix, higher patient volume and acuity, growth in our Medicaid supplemental revenue, and negotiated commercial rate increases in the 2024 period. During the nine months ended September 30, 2024, same‑hospital net operating revenues increased by $861 million, or 7.8%, as compared to the nine months ended September 30, 2023, primarily due to the same factors discussed above.
The following table presents our consolidated net accounts receivable by payer:

	September 30, 2024	December 31, 2023
Medicare	$117	$151
Medicaid	81	61
Cost report settlements receivable, net of payables and valuation allowances	23	47
Managed care	1,380	1,667
Self-pay uninsured	32	35
Self-pay balance after insurance	68	71
Estimated future recoveries	138	148
Other payers	287	281
Total Hospital Operations	2,126	2,461
Ambulatory Care	472	453
Accounts receivable, net	$2,598	$2,914
The collection of accounts receivable is a key area of focus for our business. At September 30, 2024 and December 31, 2023, our Hospital Operations segment collection rate on self‑pay accounts was approximately 28.8% and 29.9%, respectively. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at September 30, 2024, a 10% decrease or increase in our self‑pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $10 million. There are various factors that can impact collection trends, such as changes in the economy and inflation, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co‑pays and deductibles to be made by patients with insurance, successful cyberattacks against us or the third‑party systems we interact with, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.
We also typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 95.7% and 96.7% at September 30, 2024 and December 31, 2023, respectively.
We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following table presents the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.103 billion and $2.414 billion at September 30, 2024 and December 31, 2023, respectively. Cost report settlements receivable, net of payables and related valuation allowances, of $23 million and $47 million at September 30, 2024 and December 31, 2023, respectively, are excluded from the table.

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At September 30, 2024
0-60 days	94%	50%	60%	22%	54%
61-120 days	3%	20%	18%	14%	16%
121-180 days	2%	13%	10%	9%	10%
Over 180 days	1%	17%	12%	55%	20%
Total	100%	100%	100%	100%	100%

At December 31, 2023
0-60 days	93%	46%	58%	23%	54%
61-120 days	5%	23%	16%	14%	15%
121-180 days	1%	13%	9%	7%	8%
Over 180 days	1%	18%	17%	56%	23%
Total	100%	100%	100%	100%	100%
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

The following table presents the approximate amount of accounts receivable in the EES still awaiting determination of eligibility under a government program by aging category:

	September 30, 2024	December 31, 2023
0-60 days	$97	$103
61-120 days	44	33
121-180 days	24	9
Over 180 days	22	16
Total	$187	$161
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $45 million, or 2.4%, in the three months ended September 30, 2024 compared to the same period in 2023. This change was primarily attributable to higher employee benefits costs, higher incentive compensation and annual merit increases for certain of our employees in the 2024 period. These factors were partially offset by a decrease in contract labor and premium pay. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 190 basis points to 47.9% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Salaries, wages and benefits expense for the three months ended September 30, 2024 and 2023 included stock‑based compensation expense of $15 million and $9 million, respectively.
Same‑hospital salaries, wages and benefits expense increased by $169 million, or 3.1%, in the nine months ended September 30, 2024 compared to the same period in 2023. The nine-month period in 2024 included the impact of annual merit increases for certain of our employees, higher incentive compensation expense, and increased employee recruiting and retention costs, partially offset by lower contract labor and premium pay. As a percentage of net operating revenues, same‑hospital salaries, wages and benefits decreased by 220 basis points to 47.4% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Salaries, wages and benefits expense for the nine months ended September 30, 2024 and 2023 included stock‑based compensation expense of $46 million and $33 million, respectively.
Supplies
Same‑hospital supplies expense increased by $33 million, or 5.9%, in the three months ended September 30, 2024 compared to the same period in 2023. This increase was driven by higher patient volumes and acuity, partially offset by our cost‑efficiency measures. We strive to control supplies expense through product standardization, consistent contract terms and end‑to‑end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors, and operational improvements. Same‑hospital supplies expense as a percentage of net operating revenues in the three months ended September 30, 2024 was comparable with the same period in 2023.
Same‑hospital supplies expense increased by $100 million, or 5.9%, in the nine months ended September 30, 2024 compared to the same period in 2023. This increase was driven by the same factors described above. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 20 basis points to 15.2% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $65 million, or 7.5%, in the three months ended September 30, 2024 compared to the same period in 2023. The changes in other operating expenses during the three months ended September 30, 2024 included:
•an increase in medical fees of $25 million;
•gains recognized during the 2023 period that were $11 million higher than in the 2024 period;
•a $7 million increase in legal and consulting fees; and
•lower malpractice expense of $16 million.
Same‑hospital other operating expenses as a percentage of net operating revenues increased by 20 basis points to 23.6% for the three months ended September 30, 2024 compared to 23.4% for the three months ended September 30, 2023.

Same‑hospital other operating expenses increased by $185 million, or 7.0%, in the nine months ended September 30, 2024 compared to the same period in 2023. The changes in other operating expenses during the nine months ended September 30, 2024 included:
• an increase of $63 million in medical fees;
•gains recognized during the 2023 period that were $21 million higher than in the 2024 period;
•$16 million more in repair and maintenance costs; and
•a decrease in malpractice expense of $19 million.
Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 20 basis points to 23.6% for the nine months ended September 30, 2024 compared to 23.8% for the nine months ended September 30, 2023.
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
Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment holds an ownership interest in (161 of 544 facilities at September 30, 2024), this influence does not represent control of the facility, so we account for our investment in each of these facilities under the equity method for an unconsolidated affiliate. USPI controls 383 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries. The net profit attributable to owners other than USPI is classified within net income available to noncontrolling interests. For unconsolidated affiliates, our statements of operations reflect our earnings in two line items:
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
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023		2024	2023
Net operating revenues	$1,139	$941	21.0%	$3,275	$2,788	17.5%
Equity in earnings of unconsolidated affiliates	$61	$50	22.0%	$175	$149	17.4%
Salaries, wages and benefits	$310	$234	32.5%	$831	$709	17.2%
Supplies	$284	$252	12.7%	$857	$762	12.5%
Other operating expenses, net	$167	$135	23.7%	$482	$387	24.5%

Revenues
Our Ambulatory Care segment’s net operating revenues increased by $198 million, or 21.0%, during the three months ended September 30, 2024 compared to the same period in 2023. The change was driven by a $169 million increase from acquisitions, as well as a $52 million increase in same‑facility net operating revenues due primarily to negotiated commercial rate increases and higher patient acuity. These impacts were partially offset by a decrease of $23 million in net operating revenues due primarily to the closure and deconsolidation of certain facilities.
Ambulatory Care net operating revenues increased by $487 million, or 17.5%, during the nine months ended September 30, 2024 compared to the same period in 2023. The change was driven by a $403 million increase from acquisitions, as well as a $147 million increase in same‑facility net operating revenues due primarily to negotiated commercial rate increases and higher patient acuity. These impacts were partially offset by a decrease of $63 million in net operating revenues due primarily to the closure and deconsolidation of certain facilities.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $76 million, or 32.5%, during the three months ended September 30, 2024 compared to the same period in 2023. This change was driven by a $58 million increase from acquisitions, and an increase of $28 million in same‑facility salaries, wages and benefits expense, partially offset by a decrease of $10 million primarily due to the closure and deconsolidation of certain facilities. As a percentage of net operating revenues, salaries, wages and benefits expense increased to 27.2% for the three months ended September 30, 2024 from 24.9% for the same period in 2023 due to recent acquisitions. Salaries, wages and benefits expense included $1 million and $6 million of stock‑based compensation expense in the three-month periods ended September 30, 2024 and 2023, respectively.
Salaries, wages and benefits expense increased by $122 million, or 17.2%, during the nine months ended September 30, 2024 compared to the same period in 2023. This change was driven by a $132 million increase from acquisitions and an $18 million increase in same‑facility salaries, wages and benefits expense, partially offset by a decrease of $28 million due primarily to the closure and deconsolidation of certain facilities. As a percentage of net operating revenues, salaries, wages and benefits expense stayed flat at 25.4% for the nine months ended September 30, 2024 compared to the same period in 2023. Salaries, wages and benefits expense included $6 million and $15 million of stock‑based compensation expense in the nine months ended September 30, 2024 and 2023, respectively.
Supplies
Supplies expense increased by $32 million, or 12.7%, during the three months ended September 30, 2024 compared to the same period in 2023. The change was driven by a $34 million increase from acquisitions, as well as a $4 million increase in same‑facility supplies expense due primarily to higher prices for certain supplies, partially offset by a decrease of $6 million attributable to the closure and deconsolidation of certain facilities. Supplies expense as a percentage of net operating revenues decreased to 24.9% for the three months ended September 30, 2024 from 26.8% for the same period in 2023.
Supplies expense increased by $95 million, or 12.5%, during the nine months ended September 30, 2024 compared to the same period in 2023. The change was driven by a $89 million increase from acquisitions, as well as a $30 million increase in same‑facility supplies expense due primarily to higher prices for certain supplies, partially offset by a decrease of $24 million due to the closure and deconsolidation of certain facilities. Supplies expense as a percentage of net operating revenues decreased to 26.2% for the nine months ended September 30, 2024 compared to 27.3% for the same period in 2023.
Other Operating Expenses, Net
Other operating expenses increased by $32 million, or 23.7%, during the three months ended September 30, 2024 compared to the same period in 2023. The change was driven by a $4 million increase in same‑facility other operating expenses and a $33 million increase from acquisitions, partially offset by a decrease of $5 million primarily due to the closure and deconsolidation of certain facilities. Other operating expenses as a percentage of net operating revenues increased to 14.8% for the three months ended September 30, 2024 from 14.3% for the same period in 2023.
Other operating expenses increased by $95 million, or 24.5%, during the nine months ended September 30, 2024 compared to the same period in 2023. The change was driven by a $72 million increase from acquisitions and a $39 million increase in same‑facility other operating expenses, partially offset by a decrease of $16 million primarily due to the closure and deconsolidation of certain facilities. Other operating expenses as a percentage of net operating revenues increased to 14.6% for the nine months ended September 30, 2024 from 13.9% for the same period in 2023.

Facility Growth
The following table presents the year‑over‑year changes in our same‑facility revenue and cases on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net revenues	8.7%	7.5%
Cases	1.0%	0.4%
Net revenue per case	7.6%	7.0%
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
Joint Ventures with Health System Partners
The table below provides information about the ownership structure of the facilities operated by our Ambulatory Care segment:

September 30, 2024
Owned with a health system partner	217
Owned without a health system partner	327
Total	544
Facility Acquisitions and Investment
The table below presents the aggregate amounts we paid to acquire various ownership interests in ambulatory care facilities:

	Nine Months Ended September 30,
	2024	2023
Purchases of controlling interests	$507	$110
Equity investment in unconsolidated affiliates and consolidated facilities that did not result in a change in control	16	13
Total	$523	$123
The table below reflects the change in the number of ASCs operated by our Ambulatory Care segment since December 31, 2023:

Nine Months Ended September 30, 2024
Acquisitions	51
De novo	12
Dispositions/Mergers	(15)
Net increase in number of facilities operated	48
During the nine months ended September 30, 2024, we acquired ownership interests in 51 ASCs in which we did not have a prior investment. We acquired controlling ownership interests in 49 of these ASCs and noncontrolling ownership interests in the remaining two. In addition, we acquired controlling ownership interests in seven previously unconsolidated ASCs. We paid an aggregate of $507 million to acquire ownership interests in all of the aforementioned facilities during the nine months ended September 30, 2024.
We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change in control. These transactions are primarily the acquisitions of equity interests in ASCs and the investment of additional cash in facilities that need capital for new acquisitions, new construction or other business growth opportunities. During the nine months ended September 30, 2024, we invested approximately $16 million in such transactions.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following tables present information about our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated:
Impairment charges	$—	$14	$2	$16
Restructuring charges	10	29	42	60
Acquisition-related costs	9	4	31	8
Total impairment and restructuring charges, and acquisition-related costs	$19	$47	$75	$84

By segment:
Hospital Operations	$7	$29	$37	$61
Ambulatory Care	12	18	38	23
Total impairment and restructuring charges, and acquisition-related costs	$19	$47	$75	$84
During the three months ended September 30, 2024, restructuring charges consisted of $3 million of employee severance costs, $3 million related to the transition of various administrative functions to our GBC, $1 million of legal costs related to the sale of certain businesses and $3 million of other restructuring costs. During the three months ended September 30, 2023, restructuring charges consisted of $19 million of legal costs related to the sale of certain businesses, $4 million of employee severance costs, $2 million related to the transition of various administrative functions to our GBC and $4 million of other restructuring costs. Impairment charges for the three months ended September 30, 2023 primarily arose from the write-down of an investment in an ASC held by our Ambulatory Care segment.
During the nine months ended September 30, 2024, restructuring charges included $15 million of legal costs related to the sale of certain businesses, $9 million of employee severance costs, $8 million related to the transition of various administrative functions to our GBC and $10 million of other restructuring costs. During the nine months ended September 30, 2023, restructuring charges consisted of $30 million of legal costs related to the sale of certain businesses, $10 million of employee severance costs, $9 million related to the transition of various administrative functions to our GBC, $5 million of contract and lease termination fees and $6 million of other restructuring costs. Impairment charges for the nine months ended September 30, 2023 primarily arose from the write-down of an investment in an ASC held by our Ambulatory Care segment.
Acquisition-related costs consisted entirely of transaction costs for all of the periods ended September 30, 2024 and 2023.
Litigation and Investigation Costs
Litigation and investigation costs totaled $9 million and $18 million during the three and nine months ended September 30, 2024, respectively, and $14 million and $28 million for the same periods in 2023, respectively.
Net Gains on Sales, Consolidation and Deconsolidation of Facilities
We recorded gains from the sale, consolidation and deconsolidation of facilities totaling $348 million and $2.906 billion during the three and nine months ended September 30, 2024, respectively. Gains recognized during the three‑month period primarily consisted of a gain recognized from our divestiture of the AL Hospitals. During the nine-month period, we also recognized gains from the sale of the Divested Hospitals, as well as facilities sold, consolidated and deconsolidated by our Ambulatory Care segment.
During the three and nine months ended September 30, 2023, we recognized a net loss of $1 million and a net gain of $12 million, respectively, from the sale, consolidation and deconsolidation of facilities. During both periods, the amounts recognized were primarily attributable to the consolidation of facilities by our Ambulatory Care segment.

Interest Expense
Interest expense for the three and nine months ended September 30, 2024 was $202 million and $623 million, respectively, compared to $227 million and $674 million for the same periods in 2023.
Loss from Early Extinguishment of Debt
We did not incur a loss from the early extinguishment of debt during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recorded losses of $8 million related to the redemption of our 2026 Senior Secured First Lien Notes in advance of the notes’ maturity date. This loss derived from the write-off of unamortized issuance costs associated with these notes.
We did not incur a loss from the early extinguishment of debt during the three months ended September 30, 2023. We recorded losses from the early extinguishment of debt totaling $11 million during the nine months ended September 30, 2023. These losses related to the redemption of all of the outstanding principal of our 4.625% senior secured first lien notes due September 2024 and our 4.625% senior secured first lien notes due July 2024 during the nine‑month period, in each case in advance of the notes’ maturity dates.
Income Tax Expense
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tax expense at statutory federal rate of 21%	$194	$73	$965	$231
State income taxes, net of federal income tax benefit	66	11	291	39
Tax benefit attributable to noncontrolling interests	(44)	(35)	(128)	(102)
Nondeductible goodwill	33	—	161	—
Stock-based compensation tax benefit	(1)	—	(7)	(4)
Changes in valuation allowance	2	24	(176)	66
Other items	(9)	6	(5)	13
Income tax expense	$241	$79	$1,101	$243
Income before income taxes for the three months ended September 30, 2024 and 2023 was $922 million and $345 million, respectively, and $4.593 billion and $1.098 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in our valuation allowance during the three months ended September 30, 2024 was related to state interest limitations and the utilization of interest expense carryforwards. The decrease in our valuation allowance during the nine months ended September 30, 2024 was primarily related to the utilization of interest expense carryforwards primarily due to gains from sales of facilities and state interest limitations. The increase in our valuation allowance during the three and nine months ended September 30, 2023 was primarily related to interest expense carryforwards as a result of the limitation on business interest expense.
Net Income Available to Noncontrolling Interests
Net income available to noncontrolling interests consisted of the following during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hospital Operations	$35	$28	$109	$86
Ambulatory Care	174	137	501	402
Total net income available to noncontrolling interests	$209	$165	$610	$488
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
The following table presents the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income available to Tenet Healthcare Corporation common shareholders	$472	$101	$2,882	$367
Less:
Net income available to noncontrolling interests	(209)	(165)	(610)	(488)
Income tax expense	(241)	(79)	(1,101)	(243)
Loss from early extinguishment of debt	—	—	(8)	(11)
Other non-operating income, net	35	4	89	8
Interest expense	(202)	(227)	(623)	(674)
Operating income	1,089	568	5,135	1,775
Litigation and investigation costs	(9)	(14)	(18)	(28)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	348	(1)	2,906	12
Impairment and restructuring charges, and acquisition-related costs	(19)	(47)	(75)	(84)
Depreciation and amortization	(209)	(224)	(625)	(654)
Adjusted EBITDA	$978	$854	$2,947	$2,529

Net operating revenues	$5,122	$5,066	$15,593	$15,169

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	9.2%	2.0%	18.5%	2.4%

Adjusted EBITDA as a % of net operating revenues (Adjusted EBITDA margin)	19.1%	16.9%	18.9%	16.7%
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
Long-Term Debt
At September 30, 2024, using the last 12 months of Adjusted EBITDA, our ratio of total long‑term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 2.22x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance, the timing of tax payments and other factors, including in the event we use our Credit Agreement as a source of liquidity or enter into acquisitions that involve the assumption of long‑term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through potential future asset divestitures, and through other changes in our capital structure. As part of our long‑term objective to manage our capital structure, we continue to evaluate opportunities to retire, purchase, redeem and refinance outstanding debt subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to improve our leverage and capital structure is subject to numerous risks and uncertainties, many of which are described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.
Interest payments, net of capitalized interest, were $555 million and $589 million in the nine months ended September 30, 2024 and 2023, respectively.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $213 million of standby letters of credit outstanding and guarantees at September 30, 2024.
Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies (including robotics), design and construction of new facilities, and various other capital improvements. We continue to implement our portfolio diversification strategy into ambulatory surgery and have a baseline intention to invest $250 million annually in ambulatory business acquisitions and de novo facilities. Capital expenditures were $601 million and $543 million in the nine months ended September 30, 2024 and 2023, respectively. We anticipate that our capital expenditures for the year ending December 31, 2024 will total approximately $800 million to $900 million, including $154 million that was accrued as a liability at December 31, 2023.
We made net payments for income tax obligations of $308 million during the nine months ended September 30, 2024 and $212 million during the same period in 2023. The current portion of our income tax payable was $826 million at September 30, 2024 and $23 million at December 31, 2023. The increase in this balance during the nine months ended September 30, 2024 was primarily attributable to income tax payments associated with the gains on sales of the Divested Hospitals and the AL Hospitals. In June 2024, the Internal Revenue Service announced tax relief for businesses in the federal disaster zone created by the severe storms that took place in Texas in April and May of 2024. The relief defers the deadline for filing of federal tax returns and tax payments until November 2024.
SOURCES AND USES OF CASH
Our liquidity for the nine months ended September 30, 2024 was primarily derived from net cash provided by operating activities, cash on hand and the proceeds from the sales of the Divested Hospitals and the AL Hospitals. We had $4.094 billion of cash and cash equivalents on hand at September 30, 2024 to fund our operations and capital expenditures, and our borrowing availability under our Credit Agreement was $1.500 billion based on our borrowing base calculation at September 30, 2024.
Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
During the nine months ended September 30, 2024, we received advance payments from managed care payers designed to assist healthcare providers experiencing cash flow disruptions as a result of the February 2024 cyberattack on Change Healthcare, a clearinghouse for medical claims. We began refunding the advances to the managed care payers during the three months ended September 30, 2024. We had $182 million of advances outstanding at September 30, 2024, which advances were included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet. We currently anticipate repaying a significant portion of the remaining outstanding advances during the fourth quarter of 2024.
Net cash provided by operating activities was $2.378 billion in the nine months ended September 30, 2024 compared to $1.550 billion in the nine months ended September 30, 2023. Key factors contributing to the change between the 2024 and 2023 periods included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, loss from early extinguishment of debt, other non-operating income or expense, and net gains on sales, consolidation and deconsolidation of facilities of $418 million;
•Income tax payments that were $96 million higher in the 2024 period; and

•The timing of working capital items.
Net cash provided by investing activities was $3.801 billion during the nine months ended September 30, 2024 compared to net cash used in investing activities of $636 million during the nine months ended September 30, 2023. Cash received from sale of facilities and other assets was $4.927 billion higher during the 2024 period, primarily consisting of proceeds from the sales of the Divested Hospitals and the AL Hospitals. These cash receipts were partially offset by increased payments of $414 million for purchases of businesses or joint venture interests, primarily due to our Ambulatory Care segment’s acquisition activity, and increased capital expenditures of $58 million during the nine months ended September 30, 2024.
Net cash used in financing activities was $3.313 billion and $718 million in the nine months ended September 30, 2024 and 2023, respectively. The primary factors contributing to the change between the 2024 and 2023 periods were: (1) the 2023 period included proceeds from the issuance of $1.350 billion aggregate principal amount of our 6.750% senior secured first lien notes due May 2031; (2) higher long-term debt payments of $734 million during the nine months ended September 30, 2024, including the redemption of all $2.100 billion aggregate principal amount then outstanding of our 2026 Senior Secured First Lien Notes; (3) payments totaling $672 million to repurchase 5,595 thousand shares of our common stock under our share repurchase programs during the 2024 period; and (4) the receipt of advances, net of repayments, totaling $182 million from managed care payers during the nine months ended September 30, 2024.
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
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At September 30, 2024, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. At September 30, 2024, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.500 billion was available for borrowing under the Credit Agreement at September 30, 2024. We were in compliance with all covenants and conditions in our Credit Agreement at September 30, 2024.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At September 30, 2024, we were in compliance with all covenants and conditions in the LC Facility, and we had $106 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At September 30, 2024, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
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
Our cash on hand fluctuates day‑to‑day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments. These fluctuations can result in material intra-quarter net operating and investing uses of cash that have caused, and in the future may cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement and anticipated future cash provided by our operating activities are adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, are adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to current and former joint venture partners, including those related to our share purchase agreement with Baylor, and other presently known operating needs.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at September 30, 2024. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$27	$90	$67	$3,043	$3,129	$6,613	$12,969	$12,862
Average effective interest rates	7.6%	8.2%	8.9%	5.7%	5.9%	5.5%	5.7%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2024 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase transactions completed during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
July 1 through July 31, 2024	—	$—	—	$1,500
August 1 through August 31, 2024	—	$—	—	$1,500
September 1 through September 30, 2024	795	$155.95	795	$1,376

(1)
In July 2024, our board of directors authorized the repurchase of up to $1.500 billion of our common stock through a share repurchase program that has no expiration date. Repurchases under the program may be made in open-market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time.

The table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee or director equity awards.
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended September 30, 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed (or, in the case of Exhibit 32, furnished) with this report:

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: October 29, 2024	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)