Form 10-Q
period 2025-03-31
TENET HEALTHCARE CORP
filed 2025-04-29
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025

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

As of April 18, 2025, there were 92,885 shares (in thousands) of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands
(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,999	$3,019
Accounts receivable	2,619	2,536
Inventories of supplies, at cost	344	346
Assets held for sale	21	21
Other current assets	1,930	1,760
Total current assets	7,913	7,682
Investments and other assets	3,069	3,037
Deferred income taxes	78	80
Property and equipment, at cost, less accumulated depreciation and amortization ($5,944 at March 31, 2025 and $5,809 at December 31, 2024)	5,991	6,049
Goodwill	10,786	10,691
Other intangible assets, at cost, less accumulated amortization ($1,312 at March 31, 2025 and $1,288 at December 31, 2024)	1,400	1,397
Total assets	$29,237	$28,936
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$88	$92
Accounts payable	1,327	1,294
Accrued compensation and benefits	710	899
Professional and general liability reserves	268	238
Accrued interest payable	248	149
Liabilities held for sale	12	13
Income tax payable	149	18
Other current liabilities	1,649	1,607
Total current liabilities	4,451	4,310
Long-term debt, net of current portion	13,082	13,081
Professional and general liability reserves	877	900
Defined benefit plan obligations	297	298
Deferred income taxes	226	227
Other long-term liabilities	1,651	1,573
Total liabilities	20,584	20,389
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,776	2,727
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 158,405 shares issued at March 31, 2025 and 158,001 shares issued at December 31, 2024	8	8
Additional paid-in capital	4,826	4,873
Accumulated other comprehensive loss	(178)	(180)
Retained earnings	3,414	3,008
Common stock in treasury, at cost, 65,520 shares at March 31, 2025 and 62,892 shares at December 31, 2024	(3,889)	(3,538)
Total shareholders’ equity	4,181	4,171
Noncontrolling interests	1,696	1,649
Total equity	5,877	5,820
Total liabilities and equity	$29,237	$28,936
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net operating revenues	$5,223	$5,368
Equity in earnings of unconsolidated affiliates	56	59
Operating expenses:
Salaries, wages and benefits	2,119	2,321
Supplies	907	928
Other operating expenses, net	1,090	1,154
Depreciation and amortization	206	208
Impairment and restructuring charges, and acquisition-related costs	19	27
Litigation and investigation costs	17	4
Net gains on sales, consolidation and deconsolidation of facilities	(22)	(2,500)
Operating income	943	3,285
Interest expense	(204)	(218)
Other non-operating income, net	26	25
Loss from early extinguishment of debt	—	(8)
Income before income taxes	765	3,084
Income tax expense	(143)	(750)
Net income	622	2,334
Less: Net income available to noncontrolling interests	216	183
Net income available to Tenet Healthcare Corporation common shareholders	$406	$2,151

Earnings available to Tenet Healthcare Corporation common shareholders:
Basic earnings per share	$4.31	$21.60
Diluted earnings per share	$4.27	$21.38

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	94,242	99,581
Diluted	95,019	100,598

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$622	$2,334
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	2
Foreign currency translation adjustments and other	—	1
Other comprehensive income before income taxes	2	3
Income tax expense related to items of other comprehensive income	—	(1)
Total other comprehensive income, net of tax	2	2
Comprehensive net income	624	2,336
Less: Comprehensive income available to noncontrolling interests	216	183
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$408	$2,153

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$622	$2,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	208
Deferred income tax expense (benefit)	4	(38)
Stock-based compensation expense	21	17
Impairment and restructuring charges, and acquisition-related costs	19	27
Litigation and investigation costs	17	4
Net gains on sales, consolidation and deconsolidation of facilities	(22)	(2,500)
Loss from early extinguishment of debt	—	8
Equity in earnings of unconsolidated affiliates, net of distributions received	5	3
Amortization of debt discount and debt issuance costs	6	8
Other items, net	2	(5)
Changes in cash from operating assets and liabilities:
Accounts receivable	(69)	(263)
Inventories and other current assets	(108)	(18)
Income taxes	132	783
Accounts payable, accrued expenses and other current liabilities	24	19
Other long-term liabilities	(8)	24
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(36)	(25)
Net cash provided by operating activities	815	586
Cash flows from investing activities:
Purchases of property and equipment	(173)	(240)
Purchases of businesses or joint venture interests, net of cash acquired	(27)	(449)
Proceeds from sales of facilities and other assets	11	4,030
Proceeds from sales of marketable securities and long-term investments	14	7
Purchases of marketable securities and long-term investments	(17)	(10)
Other items, net	5	(10)
Net cash provided by (used in) investing activities	(187)	3,328
Cash flows from financing activities:
Repayments of borrowings	(32)	(2,141)
Proceeds from borrowings	1	2
Repurchases of common stock	(348)	(278)
Distributions paid to noncontrolling interests	(189)	(162)
Proceeds from the sale of noncontrolling interests	11	5
Purchases of noncontrolling interests	(41)	(52)
Repayments of advances from managed care payers	(11)	—
Other items, net	(39)	(35)
Net cash used in financing activities	(648)	(2,661)
Net increase (decrease) in cash and cash equivalents	(20)	1,253
Cash and cash equivalents at beginning of period	3,019	1,228
Cash and cash equivalents at end of period	$2,999	$2,481

Supplemental disclosures:
Interest paid, net of capitalized interest	$(99)	$(162)
Income tax payments, net	$(7)	$(5)
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our expansive, nationwide care delivery network consists of our Hospital Operations and Services (“Hospital Operations”) and Ambulatory Care segments. As of March 31, 2025, our Hospital Operations segment was comprised of 49 acute care and specialty hospitals, a network of employed physicians and 134 outpatient facilities, including urgent care centers (each, a “UCC”), imaging centers, off-campus hospital emergency departments and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of our subsidiary USPI Holding Company, Inc. (“USPI”), which held indirect ownership interests in 520 ambulatory surgery centers and 25 surgical hospitals at March 31, 2025. USPI held noncontrolling interests in 158 of these facilities, which are recorded using the equity method of accounting. In addition, we operate a Global Business Center (“GBC”) in the Philippines.
This quarterly report supplements our Annual Report on Form 10‑K for the year ended December 31, 2024 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all dollar amounts presented in our Condensed Consolidated Financial Statements and these accompanying notes are expressed in millions (except per‑share amounts), and all share amounts are expressed in thousands.
Certain prior-year amounts have been reclassified to conform to the current-year presentation. Grant income is no longer significant enough to be presented separately and is now included in net operating revenues in the accompanying Condensed Consolidated Statements of Operations.
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
Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; the impact of cybersecurity incidents on our operations; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; the potential emergence and effects of future pandemics, epidemics or outbreaks of infectious diseases on our operations, financial condition and liquidity; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
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
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.999 billion and $3.019 billion at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, our book overdrafts were $172 million and $143 million, respectively, which were classified as accounts payable. Also at March 31, 2025 and December 31, 2024, $109 million and $110 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
At March 31, 2025 and December 31, 2024, we had $69 million and $127 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $49 million and $109 million, respectively, were included in accounts payable.
During the three months ended March 31, 2025 and 2024, we recorded right‑of‑use assets related to non‑cancellable finance leases of $18 million and $14 million, respectively, and related to non‑cancellable operating leases of $62 million and $41 million, respectively.
Other Intangible Assets
The following tables present information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At March 31, 2025:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,498	$(1,098)	$400
Contracts	241	(138)	103
Other	91	(76)	15
Other intangible assets with finite lives	1,830	(1,312)	518

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	772	—	772
Other	5	—	5
Other intangible assets with indefinite lives	882	—	882
Total other intangible assets, net	$2,712	$(1,312)	$1,400

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2024:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,469	$(1,075)	$394
Contracts	241	(135)	106
Other	96	(78)	18
Other intangible assets with finite lives	1,806	(1,288)	518

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	769	—	769
Other	5	—	5
Other intangible assets with indefinite lives	879	—	879
Total other intangible assets, net	$2,685	$(1,288)	$1,397
The table below presents our estimated future amortization of intangible assets with finite useful lives at March 31, 2025:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2025	2026	2027	2028	2029
Amortization of intangible assets	$518	$108	$107	$92	$71	$49	$91
We recognized amortization expense of $40 million and $45 million in the accompanying Condensed Consolidated Statements of Operations during the three months ended March 31, 2025 and 2024, respectively.
Other Current Assets
The table below presents the principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Prepaid expenses	$457	$368
Contract assets	202	190
California provider fee program receivables	335	334
Receivables from other government programs	420	326
Guarantees	157	194
Non-patient receivables	235	229
Other	124	119
Total other current assets	$1,930	$1,760
Investments in Unconsolidated Affiliates
As of March 31, 2025, we controlled 387 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (158 of 545 at March 31, 2025), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations. Summarized financial information for equity method investees is included in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended March 31,
	2025	2024
Net operating revenues	$859	$835
Net income	$215	$216
Net income available to the investees	$125	$123

NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	March 31, 2025	December 31, 2024
Patient accounts receivable	$2,465	$2,386
Estimated future recoveries	150	144
Cost report settlements receivable, net of payables and valuation allowances	4	6
Accounts receivable, net	$2,619	$2,536
Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended March 31,
	2025	2024
Estimated costs for:
Uninsured patients	$114	$139
Charity care patients	17	21
Total	$131	$160
NOTE 3. DISPOSITION OF ASSETS AND LIABILITIES
In January 2024, we completed the sale of three hospitals located in South Carolina and certain related operations (together, the “SC Hospitals”), all of which were held by our Hospital Operations segment. This transaction resulted in the recognition of a pre-tax gain on sale of $1.673 billion in the three months ended March 31, 2024. During the three months ended March 31, 2024, the SC Hospitals contributed $1.686 billion (inclusive of the gain discussed above) to income before income taxes in the accompanying Condensed Consolidated Statement of Operations. There was no corresponding amount in the three months ended March 31, 2025.
In March 2024, we completed the following additional sales:
•four hospitals and certain related operations located in Orange County and Los Angeles County, California, including facilities from both our Hospital Operations and Ambulatory Care segments, which resulted in the recognition of a pre‑tax gain on sale of $529 million in the three months ended March 31, 2024;
•two hospitals and certain related operations located in San Luis Obispo County, California, all of which were held by our Hospital Operations segment, resulting in the recognition of a pre‑tax gain on sale of $278 million in the three months ended March 31, 2024; and
•two ambulatory surgery centers located in South Carolina and held by our Ambulatory Care segment, which resulted in the recognition of a pre‑tax gain of $23 million.
Gains recognized from the disposition of the assets described above are included in net gains on sales, consolidation and deconsolidation of facilities in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2024.
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION‑RELATED COSTS
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
We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including their alignment in the most strategic and cost‑effective structure, such as the establishment of support operations at our GBC, among other things. Certain restructuring and acquisition‑related costs are based on estimates. Changes in estimates are recognized as they occur.
During the three months ended March 31, 2025, we recorded impairment and restructuring charges and acquisition‑related costs of $19 million, consisting of $15 million of restructuring charges and $4 million of acquisition‑related transaction costs. Restructuring charges during this period included $7 million of contract and lease termination fees, $3 million of legal costs related to the sale of certain businesses, $3 million related to the transition of various administrative functions to our GBC and $2 million of employee severance costs.
During the three months ended March 31, 2024, we recorded impairment and restructuring charges and acquisition‑related costs of $27 million, primarily consisting of $14 million of restructuring charges and $12 million of acquisition‑related transaction costs. Restructuring charges consisted of $7 million of legal costs related to the sale of certain businesses, $3 million related to the transition of various administrative functions to our GBC and $4 million of other restructuring costs.
NOTE 5. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Senior unsecured notes:
6.125% due 2028	$2,500	$2,500
6.875% due 2031	362	362
Senior secured first lien notes:
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	1,350
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	597	605
Unamortized issue costs and note discounts	(89)	(94)
Total long-term debt	13,170	13,173
Less: Current portion	88	92
Long-term debt, net of current portion	$13,082	$13,081
Senior Unsecured Notes and Senior Secured Notes
At March 31, 2025, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. A payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
Credit Agreement
We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. Our borrowing availability, which is based on a specified percentage of eligible inventory and accounts receivable, was $1.500 billion at March 31, 2025. On that date, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At March 31, 2025, we had $113 million of standby letters of credit outstanding under the LC Facility.
NOTE 6. GUARANTEES
At March 31, 2025, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $183 million. We had a total liability of $157 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2025.

At March 31, 2025, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $90 million. Of the total, $24 million relates to the obligations of consolidated subsidiaries, which obligations were recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2025.
NOTE 7. EMPLOYEE BENEFIT PLANS
The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 include $21 million and $17 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.
Stock Options
As of March 31, 2025, there were 186,497 stock options outstanding under our share-based compensation plans, which had a weighted average exercise price per share of $23.76. There was no activity related to our stock options during the three months ended March 31, 2025. During the three months ended March 31, 2024, 94,560 stock options were exercised with an aggregate intrinsic value of $8 million. Other than the exercise of these options, there was no activity related to our stock options during the three months ended March 31, 2024. All outstanding options were vested and exercisable at March 31, 2025, and the options collectively had an aggregate intrinsic value of $21 million.
Restricted Stock Units
The following table presents information about our restricted stock unit (“RSU”) activity during the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2024	1,481,999	$83.84
Granted	564,271	$137.33
Performance-based adjustment	202,045	$78.52
Vested	(644,483)	$77.55
Forfeited	(6,931)	$96.00
Unvested at March 31, 2025	1,596,901	$109.70
During the three months ended March 31, 2025, we granted 284,502 RSUs that will vest ratably over periods ranging from three to four years. In addition, we granted 279,769 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2025 to 2028. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 279,769 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 202,045 RSUs that vested immediately as a result of our level of achievement with respect to performance-based RSUs granted in 2022.
During the three months ended March 31, 2024, we granted 247,136 RSUs that will vest ratably over a three‑year period. In addition, we granted 280,761 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2024 to 2026. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 280,761 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 204,121 RSUs that vested immediately as a result of our level of achievement with respect to performance-based RSUs granted in 2021.
The fair value of an RSU is based on our share price on the grant date. The fair value of an RSU with a market‑based condition is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Three Months Ended March 31,
	2025	2024
Expected volatility	36.6% - 48.0%	34.9% - 52.1%
Risk-free interest rate	4.1% - 4.3%	4.4% - 4.9%

NOTE 8. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2024	95,109	$8	$4,873	$(180)	$3,008	$(3,538)	$1,649	$5,820
Net income	—	—	—	—	406	—	95	501
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(89)	(89)
Other comprehensive income	—	—	—	2	—	—	—	2
Net purchases (sales) of businesses and noncontrolling interests	—	—	(35)	—	—	—	41	6
Repurchases of common stock	(2,629)	—	—	—	—	(351)	—	(351)
Stock-based compensation expense, tax benefit and issuance of common stock	405	—	(12)	—	—	—	—	(12)
Balances at March 31, 2025	92,885	$8	$4,826	$(178)	$3,414	$(3,889)	$1,696	$5,877

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2023	99,950	$8	$4,834	$(181)	$(192)	$(2,861)	$1,509	$3,117
Net income	—	—	—	—	2,151	—	82	2,233
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(78)	(78)
Other comprehensive income	—	—	—	2	—	—	—	2
Net sales of businesses and noncontrolling interests	—	—	(5)	—	—	—	(23)	(28)
Repurchases of common stock	(2,811)	—	—	—	—	(280)	—	(280)
Stock-based compensation expense, tax benefit and issuance of common stock	534	—	(23)	—	—	—	—	(23)
Balances at March 31, 2024	97,673	$8	$4,806	$(179)	$1,959	$(3,141)	$1,490	$4,943
Nonredeemable Noncontrolling Interests
Our nonredeemable noncontrolling interests balances at March 31, 2025 and December 31, 2024 were comprised of $209 million and $205 million, respectively, from our Hospital Operations segment, and $1.487 billion and $1.444 billion, respectively, from our Ambulatory Care segment. Net income amounts available to nonredeemable noncontrolling interests for the three months ended March 31, 2025 and 2024 in the tables above were comprised of $12 million and $9 million, respectively, from our Hospital Operations segment and $83 million and $73 million, respectively, from our Ambulatory Care segment.
Share Repurchase Program Activity
In October 2022, our board of directors authorized the repurchase of up to $1.000 billion of our common stock through a share repurchase program (the “2022 share repurchase program”). This program allowed for share repurchases to be made in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations. The program did not require us to acquire any particular amount of common stock and could be suspended for periods or discontinued at any time. In July 2024, our board authorized a new share repurchase program (the “2024 share repurchase program”) of up to $1.500 billion of our common stock with no expiration date, under terms substantially similar to the 2022 share repurchase program. We did not make any additional repurchases under the 2022 share repurchase program following the approval of the 2024 share repurchase program.

The table below presents repurchase activity under both the 2022 and 2024 share repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
Three Months Ended March 31, 2025:
January 1 through January 31, 2025	—	$—	—	$1,376
February 1 through February 28, 2025	1,800	$134.98	1,800	$1,133
March 1 through March 31, 2025	829	$126.67	829	$1,028

Three Months Ended March 31, 2024:
January 1 through January 31, 2024	—	$—	—	$550
February 1 through February 29, 2024	—	$—	—	$550
March 1 through March 31, 2024	2,811	$98.86	2,811	$272
NOTE 9. NET OPERATING REVENUES
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
The table below presents our sources of net operating revenues:

	Three Months Ended March 31,
	2025	2024
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$548	$610
Medicaid	380	411
Managed care	2,400	2,656
Uninsured	35	19
Indemnity and other	117	154
Total	3,480	3,850
Other revenues(1)	549	523
Total Hospital Operations	4,029	4,373
Ambulatory Care	1,194	995
Net operating revenues	$5,223	$5,368

(1)	Primarily revenue from physician practices and revenue cycle management.
The table below presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended March 31,
	2025	2024
Net patient service revenues	$1,143	$954
Other revenues(1)	51	41
Net operating revenues	$1,194	$995

(1)	Primarily revenue from management fees and other sources.

Performance Obligations
The following table presents revenue from revenue cycle management services that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2025	2026	2027	2028	2029
Performance obligations	$5,479	$546	$720	$717	$716	$716	$2,064
The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, variable‑based escalators, performance incentives, penalties or other variable consideration that is considered constrained. Our contract with Catholic Health Initiatives (“CHI”), now known as CommonSpirit Health and the minority interest holder in our Conifer Health Solutions, LLC joint venture, represents the majority of the fixed‑fee revenue related to remaining performance obligations. Conifer’s contract term with CHI is scheduled to end on December 31, 2032.
NOTE 10. INSURANCE
Property Insurance
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are issued on an occurrence basis. For both the policy periods of April 1, 2024 through March 31, 2025 and April 1, 2025 through March 31, 2026, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $200 million for earthquakes in California, $200 million for all other earthquakes and a per‑occurrence sub‑limit of $200 million per named windstorm with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for earthquakes in California and named windstorms, and 2% of insured values for earthquakes in the New Madrid fault zone, each with a maximum deductible per claim of $25 million. All other covered losses are subject to a minimum deductible of $5 million per occurrence.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. At March 31, 2025 and December 31, 2024, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.145 billion and $1.138 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $87 million and $70 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively.
NOTE 11. CLAIMS AND LAWSUITS
We operate in a highly regulated and litigious industry. Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. We and our subsidiaries have received inquiries in recent years from government agencies, and we may receive similar inquiries in future periods. We are also subject to class action lawsuits, employment‑related claims, commercial litigation and other legal actions in the ordinary course of business, including potential claims related to, among other things, the care and treatment provided at our hospitals and outpatient facilities, the application of various federal and state labor and privacy laws, tax audits and other matters. Some of these actions may involve large demands, as well as substantial defense costs. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us; however, we believe that the ultimate resolution of our existing ordinary‑course claims and lawsuits will not have a material effect on our business or financial condition.
New claims or inquiries may be initiated against us from time to time. These matters could (1) require us to pay substantial damages or amounts in judgments or settlements, which, individually or in the aggregate, could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) cause us to close or sell hospitals or outpatient facilities or otherwise modify the way we conduct business.
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
NOTE 12. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Certain of our investees’ partnership and operating agreements contain terms that, upon the occurrence of specified events, could obligate us to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries. The noncontrolling interests subject to these provisions, and the income attributable to those interests, are not included as part of our equity and are presented as redeemable noncontrolling interests in the accompanying Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Three Months Ended March 31,
	2025	2024
Balances at beginning of period	$2,727	$2,391
Net income	121	101
Distributions paid to noncontrolling interests	(100)	(84)
Purchases and sales of businesses and noncontrolling interests, net	28	320
Balances at end of period	$2,776	$2,728
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	March 31, 2025	December 31, 2024
Hospital Operations	$826	$800
Ambulatory Care	1,950	1,927
Redeemable noncontrolling interests	$2,776	$2,727

	Three Months Ended March 31,
	2025	2024
Hospital Operations	$27	$21
Ambulatory Care	94	80
Net income available to redeemable noncontrolling interests	$121	$101
In June 2022, we entered into a share purchase agreement to acquire the 5% ownership interest then-held by Baylor University Medical Center in USPI for $406 million. Under the share purchase agreement, we are obligated to make non-interest-bearing monthly payments of approximately $11 million through June 2025. At March 31, 2025 and December 31, 2024, the remaining obligation under the share purchase agreement of $34 million and $68 million, respectively, was classified as a current liability and included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. INCOME TAXES
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended March 31,
	2025	2024
Tax expense at statutory federal rate of 21%	$161	$648
State income taxes, net of federal income tax benefit	30	203
Tax benefit attributable to noncontrolling interests	(44)	(38)
Nondeductible goodwill	—	126
Stock-based compensation tax deficiency	(4)	(5)
Changes in valuation allowance	(1)	(185)
Other items	1	1
Income tax expense	$143	$750
Income before income taxes for the three months ended March 31, 2025 and 2024 was $765 million and $3.084 billion, respectively. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income. During the three months ended March 31, 2025, we recorded an income tax benefit of $1 million to decrease the valuation allowance, including an increase of $3 million related to interest expense carryforwards and a decrease of $4 million related to a change in realizability of deferred tax assets. During the three months ended March 31, 2024, we recorded an income tax benefit of $185 million to decrease the valuation allowance for utilization of interest expense carryforwards primarily due to gains from sales of facilities.
There were no adjustments to our estimated liabilities for uncertain tax positions during the three months ended March 31, 2025. The total amount of unrecognized tax benefits as of March 31, 2025 was $71 million, of which $69 million, if recognized, would affect our effective tax rate and income tax benefit.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions are included for the three months ended March 31, 2025. Total accrued interest and penalties on unrecognized tax benefits at March 31, 2025 were $9 million.
NOTE 14. EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of our basic and diluted earnings per common share calculations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$406	94,242	$4.31
Effect of dilutive instruments	—	777	(0.04)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$406	95,019	$4.27

Three Months Ended March 31, 2024
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$2,151	99,581	$21.60
Effect of dilutive instruments	—	1,017	(0.22)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$2,151	100,598	$21.38

Dilutive instruments during the three months ended March 31, 2025 and 2024 consisted of stock options, RSUs, deferred compensation units and dividends on subsidiary preferred stock. During the three-month period in 2024, our dilutive instruments also included RSUs issued under USPI’s restricted stock plan.
NOTE 15. FAIR VALUE MEASUREMENTS
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
Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At March 31, 2025 and December 31, 2024, the estimated fair value of our long‑term debt was approximately 98.5% and 97.8%, respectively, of the carrying value of the debt.
NOTE 16. ACQUISITIONS
We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2025 and 2024 are preliminary. We are in the process of assessing working capital balances and lease and other agreements assumed, as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying Condensed Consolidated Financial Statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature.
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Current assets	$9	$65
Property and equipment	7	37
Other intangible assets	—	86
Goodwill	95	613
Long-term operating lease assets	11	93
Other long-term assets	6	1
Previously held investments in unconsolidated affiliates	(9)	(4)
Current liabilities	(8)	(58)
Long-term operating lease liabilities	(11)	(83)
Other long-term liabilities	(11)	(11)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(36)	(302)
Noncontrolling interests	(27)	(2)
Cash paid, net of cash acquired	(17)	(439)
Gains (losses) on consolidations	$9	$(4)
The goodwill generated from our 2025 acquisitions, the majority of which we believe will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Goodwill recognized related to our acquisition activity during the three months ended March 31, 2025 was entirely attributable to our Ambulatory Care segment.

During the three months ended March 31, 2025, we adjusted the preliminary purchase price allocations of certain acquisitions completed by our Ambulatory Care segment in 2024 based on the results of completed valuations and post-closing working capital adjustments. These adjustments resulted in a net increase in cash paid for the acquired entities of $10 million.
NOTE 17. SEGMENT INFORMATION
The following tables present amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable.

	March 31, 2025	December 31, 2024
Assets:
Hospital Operations	$16,884	$16,722
Ambulatory Care	12,353	12,214
Total	$29,237	$28,936

	Three Months Ended March 31,
	2025	2024
Capital expenditures:
Hospital Operations	$148	$222
Ambulatory Care	25	18
Total	$173	$240

Depreciation and amortization:
Hospital Operations	$167	$177
Ambulatory Care	39	31
Total	$206	$208

	Three Months Ended March 31, 2025
	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,029	$1,194	$5,223
Equity in earnings of unconsolidated affiliates	2	54	56

Less:
Salaries, wages and benefits	1,824	295	2,119
Supplies	589	318	907
Other operating expenses, net	911	179	1,090
Adjusted EBITDA	$707	$456	1,163

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(206)
Impairment and restructuring charges, and acquisition-related costs			(19)
Litigation and investigation costs			(17)
Interest expense			(204)
Loss from early extinguishment of debt			—
Other non-operating income, net			26
Gains on sales, consolidation and deconsolidation of facilities			22
Income before income taxes			$765

	Three Months Ended March 31, 2024
	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,373	$995	$5,368
Equity in earnings of unconsolidated affiliates	3	56	59

Less:
Salaries, wages and benefits	2,084	237	2,321
Supplies	654	274	928
Other operating expenses, net	1,008	146	1,154
Adjusted EBITDA	$630	$394	1,024

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(208)
Impairment and restructuring charges, and acquisition-related costs			(27)
Litigation and investigation costs			(4)
Interest expense			(218)
Loss from early extinguishment of debt			(8)
Other non-operating income, net			25
Gains on sales, consolidation and deconsolidation of facilities			2,500
Income before income taxes			$3,084
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
•Liquidity and Capital Resources
•Critical Accounting Estimates
Our business consists of our Hospital Operations and Services (“Hospital Operations”) segment and our Ambulatory Care segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At March 31, 2025, our subsidiaries operated 49 hospitals serving primarily urban and suburban communities in eight states. Our Hospital Operations segment also included 134 outpatient facilities at March 31, 2025, including urgent care centers (each, a “UCC”), imaging centers, off‑campus hospital emergency departments and micro‑hospitals. In addition, our Hospital Operations segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Health Solutions, LLC joint venture.
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 520 ambulatory surgery centers (each, an “ASC”), 380 of which are consolidated, and 25 surgical hospitals, seven of which are consolidated, in 37 states at March 31, 2025. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; pain management; otolaryngology (ear, nose and throat); ophthalmology; and urology.
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
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes facilities we operated for the entirety of the periods presented. For the three-month periods ended March 31, 2025 and 2024, information presented on a same‑hospital basis includes the results of our same hospitals and those outpatient centers we operated throughout both periods, and excludes the results of: (1) Westover Hills Baptist Hospital, the acute care hospital we opened in Texas in July 2024; (2) a rehabilitation hospital in El Paso, Texas, in which we acquired a majority ownership interest in September 2024; (3) three hospitals located in South Carolina and certain related operations (the “SC Hospitals”) we sold in January 2024; (4) four hospitals and certain related operations located in Orange County and Los Angeles County, California (the “OCLA CA Hospitals”) we sold in March 2024; (5) two hospitals and certain related operations located in San Luis Obispo County, California (the “Central CA Hospitals”), which we also sold in March 2024; (6) five hospitals and certain related operations located in Alabama we divested in September 2024 (the “AL Hospitals”); and (7) businesses classified as discontinued operations for accounting purposes during those periods, along with other ancillary facilities acquired or divested during the reporting periods that have a limited financial or operational impact. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.

We present certain operational metrics and statistics in order to provide additional insight into our operational performance efficiency and to help investors better understand management’s view and strategic focus. We define these operational metrics and statistics as follows:
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
We also present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable, and we present certain metrics on a per adjusted admission and per adjusted patient day basis to show trends other than volume.
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
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
In the Management Overview section of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), we describe several trends impacting the healthcare industry, as well as other factors affecting the environment in which we operate, including staffing and labor trends, supply chain operational challenges, general economic and geopolitical conditions, and the impact of potential changes in federal and state healthcare laws, regulations, funding policies and reimbursement practices. In addition, the potential for new or increased tariffs on various goods including, but not limited to, medical supplies, pharmaceuticals and capital equipment has created further uncertainty within the healthcare sector. While we closely monitor developments in international trade policy, including those related to tariffs imposed or proposed by the U.S. government and its trading partners, the scope, implementation timeline and duration of such measures remain unclear. As a result, we are unable to predict if or to what extent future tariff actions will materially impact our supply chain, capital expenditures or operating costs.
STRATEGIES
Expanding Our Ambulatory Care Segment—We continue to focus on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth in our physician relationships and service lines, construction of new outpatient centers and strategic partnerships. We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase over time. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.
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
Improving the Customer Care Experience—As consumers continue to become more engaged in managing their health, we recognize that understanding what matters most to them and earning their loyalty is imperative to our success. As such, we have enhanced our focus on treating our patients as traditional customers by broadening access to convenient, community‑focused services; expanding service lines aligned with growing community demand; offering greater affordability and predictability; improving our culture of service; and offering tailored health programs and education to better meet patient needs.
Recent advancements in technology and applications in healthcare, including Generative AI, are enabling our operations to accelerate the adoption of artificial intelligence (“AI”) enabled tools in areas such as clinical care coordination, medical documentation, revenue cycle management and administrative services. When used responsibly, we believe AI has the potential to enhance our business processes and support efficient delivery of high‑quality care.
Improving Profitability—We continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe that emphasis on higher‑demand clinical service lines, focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to pursue new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical and vendor contract variation.
Managing Our Capital Structure—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (as amended to date, the “Credit Agreement”), of which we had none at March 31, 2025. In addition, the maturity dates of our notes are staggered from 2027 through 2031. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time.
In the three months ended March 31, 2025, we repurchased $348 million of our common stock pursuant to a $1.500 billion share repurchase program our board of directors authorized in July 2024. This program has no expiration date, it does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time. At March 31, 2025, there was $1.028 billion available under this program for future repurchases.
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

RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	49	52	(3)	(1)
Total admissions	120,090	136,374	(11.9)%
Adjusted admissions	213,039	243,185	(12.4)%
Paying admissions (excludes charity and uninsured)	115,285	130,560	(11.7)%
Charity and uninsured admissions	4,805	5,814	(17.4)%
Admissions through emergency department	91,387	103,313	(11.5)%
Emergency department visits, outpatient	474,619	540,205	(12.1)%
Total emergency department visits	566,006	643,518	(12.0)%
Total surgeries	66,255	81,973	(19.2)%
Patient days — total	605,786	711,745	(14.9)%
Adjusted patient days	1,036,716	1,221,755	(15.1)%
Average length of stay (days)	5.04	5.22	(3.4)%
Average licensed beds	12,435	15,319	(18.8)%
Utilization of licensed beds	54.1%	51.1%	3.0%	(1)
Total visits	1,405,921	1,512,191	(7.0)%
Paying visits (excludes charity and uninsured)	1,310,928	1,414,570	(7.3)%
Charity and uninsured visits	94,993	97,621	(2.7)%
Ambulatory Care:
Total consolidated facilities (at end of period)	387	380	7	(1)
Total consolidated cases	454,288	399,427	13.7%

(1)	The change is the difference between the 2025 and 2024 amounts presented.
Total admissions decreased by 16,284, or 11.9%, total emergency department visits decreased by 77,512, or 12.0%, and total surgeries decreased by 15,718, or 19.2% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decreases in our volumes were primarily related to the sales of the SC Hospitals, the OCLA CA Hospitals, the Central CA Hospitals and the AL Hospitals (together, the “Divested Hospitals”) in 2024.
The 13.7% increase in our Ambulatory Care segment’s total consolidated cases in the three months ended March 31, 2025, as compared to the same period in 2024, was primarily attributable to incremental case volume from our newly acquired ASCs, net of the impact of the closure and deconsolidation of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
Revenues	2025	2024
Hospital Operations	$4,029	$4,373	(7.9)%
Ambulatory Care	1,194	995	20.0%
Total	$5,223	$5,368	(2.7)%
Consolidated net operating revenues decreased by $145 million, or 2.7%, in the three months ended March 31, 2025 compared to the same period in 2024. The decrease of $344 million, or 7.9%, in our Hospital Operations segment’s net operating revenues for the three‑month period in 2025 compared to the same period in 2024 was primarily due to the sales of the Divested Hospitals, partially offset by the positive impact of a more favorable payer mix, higher patient volume and acuity, and negotiated commercial rate increases in the 2025 period.
Net operating revenues in our Ambulatory Care segment increased by $199 million, or 20.0%, in the three months ended March 31, 2025 compared to the same period in 2024. This change was primarily driven by our newly acquired ASCs, net of the impact of the closure and deconsolidation of certain facilities, as well as higher net revenue per case in the 2025 period.

The following table presents information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Hospital Operations:
Salaries, wages and benefits	$1,824	$2,084	(12.5)%
Supplies	589	654	(9.9)%
Other operating expenses	911	1,008	(9.6)%
Total	$3,324	$3,746	(11.3)%
Ambulatory Care:
Salaries, wages and benefits	$295	$237	24.5%
Supplies	318	274	16.1%
Other operating expenses	179	146	22.6%
Total	$792	$657	20.5%
Total:
Salaries, wages and benefits	$2,119	$2,321	(8.7)%
Supplies	907	928	(2.3)%
Other operating expenses	1,090	1,154	(5.5)%
Total	$4,116	$4,403	(6.5)%
Rent/lease expense(1):
Hospital Operations	$53	$68	(22.1)%
Ambulatory Care	43	35	22.9%
Total	$96	$103	(6.8)%

(1)	Included in other operating expenses.
The following table presents information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Salaries, wages and benefits per adjusted admission	$8,564	$8,572	(0.1)%
Supplies per adjusted admission	2,763	2,688	2.8%
Other operating expenses per adjusted admission	4,278	4,140	3.3%
Total per adjusted admission	$15,605	$15,400	1.3%
Salaries, wages and benefits expense for our Hospital Operations segment decreased by $260 million, or 12.5%, in the three months ended March 31, 2025 compared to the same period in 2024. This decrease was primarily attributable to the sales of the Divested Hospitals and lower contract labor and premium pay costs, partially offset by annual merit increases for certain of our employees, an increase in incentive compensation expense, and higher recruiting and retention costs. On a per adjusted admission basis, salaries, wages and benefits expense in our Hospital Operations segment during the three months ended March 31, 2025 did not change significantly from the same period in 2024.
Supplies expense for our Hospital Operations segment decreased by $65 million, or 9.9%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the sales of the Divested Hospitals and our continued focus on cost‑efficiency measures, which include product standardization, contract management, improved utilization, bulk purchases, focused spending and operational improvements, among others. These factors were partially offset by an increase in our patient volumes and acuity. On a per adjusted admission basis, supplies expense increased by 2.8% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Other operating expenses for our Hospital Operations segment decreased by $97 million, or 9.6%, in the three months ended March 31, 2025 compared to the same period in 2024. This decrease was primarily attributable to the sales of the Divested Hospitals, partially offset by increases in medical fees and malpractice expense. On a per adjusted admission basis, other operating expenses during the three months ended March 31, 2025 increased by 3.3% compared to the same period in 2024, primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.999 billion at March 31, 2025 compared to $3.019 billion at December 31, 2024. Significant cash flow items in the three months ended March 31, 2025 included:
•Net cash provided by operating activities before interest, taxes, impairment and restructuring charges, and acquisition‑related costs, and litigation costs and settlements of $957 million;
•$173 million of capital expenditures;
•Distributions paid to noncontrolling interests totaling $189 million;
•$348 million of payments to purchase approximately 2,629 thousand shares of our common stock; and
•Interest payments of $99 million.
Net cash provided by operating activities was $815 million in the three months ended March 31, 2025 compared to $586 million in the three months ended March 31, 2024. Key factors contributing to the change between the 2025 and 2024 periods included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, loss from early extinguishment of debt, other non-operating income or expense, and net gains on sales, consolidation and deconsolidation of facilities of $139 million;
•Interest payments that were $63 million lower in the 2025 period; and
•The timing of working capital items.
FORWARD-LOOKING STATEMENTS
This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward‑looking statements, including (but not limited to) disclosures regarding (1) our future earnings, financial position, and operational and strategic initiatives, (2) developments in the healthcare industry, and (3) the anticipated impacts of economic and public health conditions and government actions on our business. Forward‑looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward‑looking statements. Such factors include, but are not limited to, the risks described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.
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

The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)(1)
	2025	2024
Medicare	15.7%	15.8%	(0.1)%
Medicaid	10.9%	10.7%	0.2%
Managed care(2)	69.0%	69.0%	—%
Uninsured	1.0%	0.5%	0.5%
Indemnity and other	3.4%	4.0%	(0.6)%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Three Months Ended March 31,		Increase (Decrease)(1)
Admissions from:	2025	2024
Medicare	19.5%	19.8%	(0.3)%
Medicaid	3.7%	4.5%	(0.8)%
Managed care(2)	69.2%	68.0%	1.2%
Charity and uninsured	4.0%	4.2%	(0.2)%
Indemnity and other	3.6%	3.5%	0.1%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
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
Potential Changes in Healthcare Policy
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The expansion of Medicaid in 40 states (including four of the eight states in which we operate acute care hospitals) and the District of Columbia is currently financed through:
•negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and
•reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and, under current law, are scheduled to commence for Medicaid payments on October 1, 2025.
The expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions. Although a substantial portion of our patient volumes and, as a result, our revenues have historically been derived from government healthcare programs, reductions to our reimbursement under the Medicare and Medicaid programs due to the Affordable Care Act have been partially offset by increased revenues from providing care to previously uninsured individuals.

Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and reduced premium caps for subsidies for individuals purchasing Affordable Care Act coverage through state and federal marketplaces – all of which led to increased enrollment numbers, particularly in states that have not expanded Medicaid. Certain of these provisions are set to expire at the end of 2025; if they are not extended, it could result in significant increases in premiums, potentially leading to decreased enrollment and a corresponding rise in the uninsured or a shift of individuals from commercial coverage to government program coverage beginning in 2026. In such a case, we could experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows. We cannot predict whether or how Congress may extend or modify provisions of or relating to the Affordable Care Act or other laws affecting the healthcare industry generally, nor can we predict how the current administration will influence, promulgate or implement rules, regulations or executive orders that affect the healthcare industry directly or indirectly. We may also experience potential impacts on our business, in ways we cannot anticipate, from healthcare‑related policy changes at the state level. Some federal and state changes, initiatives and requirements could, among other things, negatively impact our patient volumes, case mix and revenue mix, increase our operating costs, adversely affect the reimbursement we receive for our services, impact our competitive position or require us to expend resources to modify certain aspects of our operations.
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
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from operation of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $548 million and $610 million for the three months ended March 31, 2025 and 2024, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Updates” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. In addition to traditional Medicaid programs, we also receive DSH and other supplemental revenues under various state Medicaid programs. All Medicaid patient service revenue is presented net of provider taxes or assessments paid by our hospitals. During the three months ended March 31, 2025 and 2024, revenue from Medicaid programs included $326 million and $339 million, respectively, of revenue attributable to DSH and other supplemental programs. During both of the three-month periods ended March 31, 2025 and 2024, revenue from Medicaid programs constituted approximately 11% of our total net patient services revenues.
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
Regulatory and Legislative Updates
Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems, as well as other government programs impacting our business, are provided below.
Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the FFY. In April 2025, CMS issued proposed changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2026 Rates (“Proposed IPPS Rule”). According to CMS, the combined impact of the proposed payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 3.4% increase in Medicare operating payments for propriety hospitals in FFY 2026.
MANAGED CARE
As described in detail in our Annual Report, in addition to payments from government programs, we receive revenue under contracts with commercial insurers, including both managed care arrangements with various HMOs and PPOs and indemnity‑based agreements. These contracts offer varying structures for patient access, utilization and reimbursement. Our top 10 managed care payers generated 69% of our managed care net patient service revenues for the three months ended March 31, 2025. During the same period, national payers generated 48% of our managed care net patient service revenues; the remainder came from regional or local payers.
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended March 31, 2025 and 2024 was $2.400 billion and $2.656 billion, respectively. All Medicaid managed care patient service revenue is presented net of provider taxes or assessments paid by our hospitals.
UNINSURED PATIENTS
Uninsured patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. We provide financial assistance through our Compact with Uninsured Patients, which is designed to offer discounts to certain uninsured patients, and our charity and uninsured discount programs for uninsured patients who are unable to pay for the healthcare services they receive. The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended March 31,
	2025	2024
Estimated costs for:
Uninsured patients	$114	$139
Charity care patients	17	21
Total	$131	$160

RESULTS OF OPERATIONS
The following table presents our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended March 31,
	2025	2024
Net operating revenues:
Hospital Operations	$4,029	$4,373
Ambulatory Care	1,194	995
Net operating revenues	5,223	5,368
Equity in earnings of unconsolidated affiliates	56	59
Operating expenses:
Salaries, wages and benefits	2,119	2,321
Supplies	907	928
Other operating expenses, net	1,090	1,154
Depreciation and amortization	206	208
Impairment and restructuring charges, and acquisition-related costs	19	27
Litigation and investigation costs	17	4
Net gains on sales, consolidation and deconsolidation of facilities	(22)	(2,500)
Operating income	$943	$3,285

Net operating revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	1.1%	1.1%
Operating expenses:
Salaries, wages and benefits	40.6%	43.2%
Supplies	17.4%	17.3%
Other operating expenses, net	20.9%	21.5%
Depreciation and amortization	3.9%	3.9%
Impairment and restructuring charges, and acquisition-related costs	0.3%	0.5%
Litigation and investigation costs	0.3%	0.1%
Net gains on sales, consolidation and deconsolidation of facilities	(0.4)%	(46.6)%
Operating income	18.1%	61.2%

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Three Months Ended March 31, 2025
	Hospital Operations	Ambulatory Care
Net operating revenues	$4,029	$1,194
Equity in earnings of unconsolidated affiliates	2	54
Operating expenses:
Salaries, wages and benefits	1,824	295
Supplies	589	318
Other operating expenses, net	911	179
Depreciation and amortization	167	39
Impairment and restructuring charges, and acquisition-related costs	9	10
Litigation and investigation costs	17	—
Net gains on sales, consolidation and deconsolidation of facilities	(10)	(12)
Operating income	$524	$419

Net operating revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	—%	4.5%
Operating expenses:
Salaries, wages and benefits	45.3%	24.7%
Supplies	14.6%	26.6%
Other operating expenses, net	22.6%	15.0%
Depreciation and amortization	4.1%	3.3%
Impairment and restructuring charges, and acquisition-related costs	0.2%	0.8%
Litigation and investigation costs	0.4%	—%
Net gains on sales, consolidation and deconsolidation of facilities	(0.2)%	(1.0)%
Operating income	13.0%	35.1%

	Three Months Ended March 31, 2024
	Hospital Operations	Ambulatory Care
Net operating revenues	$4,373	$995
Equity in earnings of unconsolidated affiliates	3	56
Operating expenses:
Salaries, wages and benefits	2,084	237
Supplies	654	274
Other operating expenses, net	1,008	146
Depreciation and amortization	177	31
Impairment and restructuring charges, and acquisition-related costs	15	12
Litigation and investigation costs	4	—
Net gains on sales, consolidation and deconsolidation of facilities	(2,473)	(27)
Operating income	$2,907	$378

Net operating revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.1%	5.6%
Operating expenses:
Salaries, wages and benefits	47.7%	23.8%
Supplies	15.0%	27.5%
Other operating expenses, net	23.1%	14.7%
Depreciation and amortization	4.0%	3.1%
Impairment and restructuring charges, and acquisition-related costs	0.3%	1.2%
Litigation and investigation costs	0.1%	—%
Net gains on sales, consolidation and deconsolidation of facilities	(56.6)%	(2.7)%
Operating income	66.5%	38.0%

RESULTS OF OPERATIONS BY SEGMENT
Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2025	2024
Number of hospitals	47	47	—	(1)
Total admissions	118,998	114,032	4.4%
Adjusted admissions	210,847	204,981	2.9%
Paying admissions (excludes charity and uninsured)	114,246	109,021	4.8%
Charity and uninsured admissions	4,752	5,011	(5.2)%
Admissions through emergency department	90,554	86,188	5.1%
Paying admissions as a percentage of total admissions	96.0%	95.6%	0.4%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.0%	4.4%	(0.4)%	(1)
Emergency department admissions as a percentage of total admissions	76.1%	75.6%	0.5%	(1)
Surgeries — inpatient	29,355	28,948	1.4%
Surgeries — outpatient	36,547	37,920	(3.6)%
Total surgeries	65,902	66,868	(1.4)%
Patient days — total	600,820	588,995	2.0%
Adjusted patient days	1,027,180	1,017,904	0.9%
Average length of stay (days)	5.05	5.17	(2.3)%
Licensed beds (at end of period)	12,307	12,344	(0.3)%
Average licensed beds	12,307	12,344	(0.3)%
Utilization of licensed beds	54.2%	52.4%	1.8%	(1)

(1)	The change is the difference between the 2025 and 2024 amounts or percentages presented.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Outpatient Visits	2025	2024
Total visits	1,337,730	1,328,050	0.7%
Paying visits (excludes charity and uninsured)	1,250,494	1,239,672	0.9%
Charity and uninsured visits	87,236	88,378	(1.3)%
Emergency department visits	468,869	465,279	0.8%
Surgery visits	36,547	37,920	(3.6)%
Paying visits as a percentage of total visits	93.5%	93.3%	0.2%	(1)
Charity and uninsured visits as a percentage of total visits	6.5%	6.7%	(0.2)%	(1)

(1)	The change is the difference between the 2025 and 2024 percentages presented.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Revenues	2025	2024
Total segment net operating revenues	$4,009	$3,763	6.5%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,460	$3,271	5.8%
Net patient service revenue per adjusted admission	$16,410	$15,958	2.8%
Net patient service revenue per adjusted patient day	$3,368	$3,213	4.8%

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Selected Operating Expenses	2025	2024
Salaries, wages and benefits	$1,815	$1,792	1.3%
Supplies	585	555	5.4%
Other operating expenses, net	900	847	6.3%
	$3,300	$3,194	3.3%

	Same-Hospital
Selected Operating Expenses as a Percentage of Net Operating Revenues	Three Months Ended March 31,		Increase (Decrease)(1)
	2025	2024
Salaries, wages and benefits	45.3%	47.6%	(2.3)%
Supplies	14.6%	14.7%	(0.1)%
Other operating expenses, net	22.4%	22.5%	(0.1)%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
Revenues
Same‑hospital net operating revenues increased by $246 million, or 6.5%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the positive impact of a more favorable payer mix, higher patient volume and acuity, and negotiated commercial rate increases in the 2025 period.
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $23 million, or 1.3%, in the three months ended March 31, 2025 compared to the same period in 2024. This change was primarily attributable to annual merit increases for certain of our employees, an increase in incentive compensation expense, and higher recruiting and retention costs, partially offset by a decrease in contract labor and premium pay costs. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 230 basis points to 45.3% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Supplies
Same‑hospital supplies expense increased by $30 million, or 5.4%, in the three months ended March 31, 2025 compared to the same period in 2024. This increase was driven by higher patient volumes and acuity, partially offset by our previously-discussed cost‑efficiency measures. Same‑hospital supplies expense as a percentage of net operating revenues in the three months ended March 31, 2025 was consistent with the same period in 2024.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $53 million, or 6.3%, in the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily attributable to higher medical fees and malpractice expense during the 2025 period. Other operating expenses as a percentage of net operating revenues for the three months ended March 31, 2025 was consistent with the same period in 2024.
Ambulatory Care Segment
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Net operating revenues	$1,194	$995	20.0%
Equity in earnings of unconsolidated affiliates	$54	$56	(3.6)%
Salaries, wages and benefits	$295	$237	24.5%
Supplies	$318	$274	16.1%
Other operating expenses, net	$179	$146	22.6%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $199 million, or 20.0%, during the three months ended March 31, 2025 compared to the same period in 2024. The change was driven by a $114 million increase from acquisitions, net of the impact of facility closures, as well as an $85 million increase in same‑facility net operating revenues, reflecting higher net revenue per case.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $58 million, or 24.5%, during the three months ended March 31, 2025 compared to the same period in 2024. This change was driven by a $45 million increase from acquisitions, net of the impact of facility closures, and an increase of $13 million in same‑facility salaries, wages and benefits expense. As a percentage of net operating revenues, salaries, wages and benefits expense increased to 24.7% for the three months ended March 31, 2025 from 23.8% for the same period in 2024.
Supplies
Supplies expense increased by $44 million, or 16.1%, during the three months ended March 31, 2025 compared to the same period in 2024. The change was driven by a $23 million increase in same‑facility supplies expense, due primarily to higher patient acuity, and an increase of $21 million related to our acquisitions, net of the impact of the closure of certain facilities. Supplies expense as a percentage of net operating revenues decreased to 26.6% for the three months ended March 31, 2025 from 27.5% for the same period in 2024.
Other Operating Expenses, Net
Other operating expenses increased by $33 million, or 22.6%, during the three months ended March 31, 2025 compared to the same period in 2024. The change was driven by a $28 million increase from acquisitions, net of the impact of facility closures, and a $5 million increase in same‑facility other operating expenses. Other operating expenses as a percentage of net operating revenues for the three months ended March 31, 2025 did not change significantly from the three months ended March 31, 2024.
Facility Growth
The following table presents the year-over-year changes in our revenue and cases on a same‑facility systemwide basis:

Three Months Ended March 31, 2025
Net revenues	6.8%
Cases	(2.1)%
Net revenue per case	9.1%
Facility Acquisitions and Investment
We commenced operations at two de novo ASCs during the three months ended March 31, 2025. During the same period, we paid an aggregate of $17 million to acquire controlling ownership interests in four ASCs in which we did not have a prior investment, as well as three previously unconsolidated facilities. In addition, we ceased operations at four ASCs during the three months ended March 31, 2025.
Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended March 31,
	2025	2024
Consolidated:
Impairment charges	$—	$1
Restructuring charges	15	14
Acquisition-related costs	4	12
Total impairment and restructuring charges, and acquisition-related costs	$19	$27

By segment:
Hospital Operations	$9	$15
Ambulatory Care	10	12
Total impairment and restructuring charges, and acquisition-related costs	$19	$27

Restructuring charges during the three months ended March 31, 2025 included $7 million of contract and lease termination fees, $3 million of legal costs related to the sale of certain businesses, $3 million related to the transition of various administrative functions to our GBC and $2 million of employee severance costs.
During the three months ended March 31, 2024, restructuring charges consisted of $7 million of legal costs related to the sale of certain businesses, $3 million related to the transition of various administrative functions to our GBC and $4 million of other restructuring costs.
Acquisition-related costs incurred during both the three months ended March 31, 2025 and 2024 consisted entirely of transaction costs.
Litigation and Investigation Costs
Litigation and investigation costs totaled $17 million during the three months ended March 31, 2025 and $4 million for the same period in 2024.
Net Gains on Sales, Consolidation and Deconsolidation of Facilities
We recorded gains from the sale, consolidation and deconsolidation of facilities totaling $22 million during the three months ended March 31, 2025, including $10 million related to post‑closing adjustments on the 2024 sale of the AL Hospitals and aggregate gains of $12 million primarily related to the consolidation of certain facilities by our Ambulatory Care segment.
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
Interest Expense
Interest expense for the three months ended March 31, 2025 was $204 million compared to $218 million for the same period in 2024.
Loss from Early Extinguishment of Debt
We did not incur any losses related to the early extinguishment of debt during the three months ended March 31, 2025. We incurred a loss of $8 million during the three months ended March 31, 2024 related to the redemption of our 4.875% senior secured first lien notes due 2026 in advance of their maturity date. This loss derived from the write-off of unamortized issuance costs associated with these notes.
Income Tax Expense
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended March 31,
	2025	2024
Tax expense at statutory federal rate of 21%	$161	$648
State income taxes, net of federal income tax benefit	30	203
Tax benefit attributable to noncontrolling interests	(44)	(38)
Nondeductible goodwill	—	126
Stock-based compensation tax benefit	(4)	(5)
Changes in valuation allowance	(1)	(185)
Other items	1	1
Income tax expense	$143	$750
Income before income taxes for the three months ended March 31, 2025 and 2024 was $765 million and $3.084 billion, respectively. The decrease in our valuation allowance during the three months ended March 31, 2025 was related to interest expense limitations and changes in realizability of deferred tax assets. The decrease in our valuation allowance during the three months ended March 31, 2024 was primarily related to the utilization of interest expense carryforwards primarily due to gains from sales of facilities.

Net Income Available to Noncontrolling Interests
The table below presents net income available to noncontrolling interests by segment for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Hospital Operations	$39	$30
Ambulatory Care	177	153
Total net income available to noncontrolling interests	$216	$183
LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
There have been no material changes to our obligations to make future cash payments under scheduled contractual obligations, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the matters set forth below and the additional lease obligations disclosed in Note 1 to our accompanying Condensed Consolidated Financial Statements.
Long-Term Debt
Interest payments, net of capitalized interest, were $99 million and $162 million in the three months ended March 31, 2025 and 2024, respectively.
Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities, hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new facilities, and various other capital improvements. Capital expenditures were $173 million and $240 million in the three months ended March 31, 2025 and 2024, respectively. We anticipate that our capital expenditures for the year ending December 31, 2025 will total approximately $770 million to $780 million, including $127 million that was accrued as a liability at December 31, 2024.
We made income tax payments, net of tax refunds, of $7 million during the three months ended March 31, 2025 and $5 million during the three months ended March 31, 2024. The current portion of our income tax payable was $149 million at March 31, 2025 and $18 million at December 31, 2024.
SOURCES AND USES OF CASH
Our liquidity for the three months ended March 31, 2025 was primarily derived from net cash provided by operating activities and cash on hand. Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $815 million in the three months ended March 31, 2025 compared to $586 million in the three months ended March 31, 2024. Key factors contributing to the change between the 2025 and 2024 periods included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, loss from early extinguishment of debt, other non-operating income or expense, and net gains on sales, consolidation and deconsolidation of facilities of $139 million;
•Interest payments that were $63 million lower in the 2025 period; and
•The timing of working capital items.
Net cash used in investing activities was $187 million during the three months ended March 31, 2025 compared to net cash provided by investing activities of $3.328 billion during the three months ended March 31, 2024. The primary factors contributing to the change between the 2025 and 2024 periods were: (1) the 2024 period included proceeds of $4.030 billion, primarily from the sales of the SC Hospitals, the OCLA CA Hospitals and the Central CA Hospitals during the three months ended March 31, 2024; (2) a $422 million decrease in payments for purchases of businesses or joint venture interests in the

2025 period; and (3) lower capital expenditures of $67 million during the three months ended March 31, 2025 compared to the same period in 2024.
Net cash used in financing activities was $648 million and $2.661 billion during the three months ended March 31, 2025 and 2024, respectively. The primary factors contributing to the change between the 2025 and 2024 periods were: (1) the three-month period in 2024 included our redemption of all $2.100 billion aggregate principal amount then‑outstanding of our 4.875% senior secured first lien notes due 2026 in advance of their maturity date; and (2) we made payments totaling $348 million to repurchase 2,629 thousand shares of our common stock under our share repurchase program during 2025, an increase of $70 million over the same period in 2024.
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At March 31, 2025, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. At March 31, 2025, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables and inventory, $1.500 billion was available for borrowing under the Credit Agreement at March 31, 2025. We were in compliance with all covenants and conditions in our Credit Agreement at March 31, 2025.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At March 31, 2025, we were in compliance with all covenants and conditions in the LC Facility, and we had $113 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At March 31, 2025, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
For additional information regarding our long-term debt, see Note 5 to the accompanying Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.
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
Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual or regulatory commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected should there be a deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section, and the Risk Factors section in Part I of our Annual Report, including changes in federal and state statutes, regulations and executive orders that effect the healthcare industry directly or indirectly, particularly those impacting government healthcare funding, and significant costs associated with legal proceedings and government investigations.

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
•Impairment of long‑lived assets;
•Impairment of goodwill; and
•Accounting for income taxes.
Additional discussion of our critical accounting estimates is provided in our Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at March 31, 2025. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$69	$70	$3,103	$3,136	$1,423	$5,458	$13,259	$12,972
Average effective interest rates	7.0%	7.4%	5.8%	5.9%	4.3%	6.0%	5.7%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2025 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material legal proceedings in which we are involved, see Note 11 to our accompanying Condensed Consolidated Financial Statements, which is incorporated by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase transactions completed during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through January 31, 2025	—	$—	—	$1,376
February 1 through February 28, 2025	1,800	$134.98	1,800	$1,133
March 1 through March 31, 2025	829	$126.67	829	$1,028

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
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended March 31, 2025, one of our directors adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K); the terms of this arrangement, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act, are as follows:

Name	Title	Adoption Date	Expiration Date	Aggregate Number of Shares of Common Stock To Be Sold
James L. Bierman	Director	February 20, 2025	February 20, 2026	20,000
Other than as disclosed above, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed (or, in the case of Exhibit 32, furnished) with this report:

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 29, 2025	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)