Form 10-Q
period 2025-06-30
TENET HEALTHCARE CORP
filed 2025-07-30
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025

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

As of July 18, 2025, there were 88,351 shares (in thousands) of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands
(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,625	$3,019
Accounts receivable	2,533	2,536
Inventories of supplies, at cost	338	346
Assets held for sale	21	21
Other current assets	1,781	1,760
Total current assets	7,298	7,682
Investments and other assets	2,994	3,037
Deferred income taxes	76	80
Property and equipment, at cost, less accumulated depreciation and amortization ($6,096 at June 30, 2025 and $5,809 at December 31, 2024)	6,024	6,049
Goodwill	10,935	10,691
Other intangible assets, at cost, less accumulated amortization ($1,332 at June 30, 2025 and $1,288 at December 31, 2024)	1,372	1,397
Total assets	$28,699	$28,936
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$84	$92
Accounts payable	1,360	1,294
Accrued compensation and benefits	793	899
Professional and general liability reserves	275	238
Accrued interest payable	148	149
Liabilities held for sale	12	13
Income tax payable	25	18
Other current liabilities	1,574	1,607
Total current liabilities	4,271	4,310
Long-term debt, net of current portion	13,091	13,081
Professional and general liability reserves	873	900
Defined benefit plan obligations	297	298
Deferred income taxes	230	227
Other long-term liabilities	1,635	1,573
Total liabilities	20,397	20,389
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,826	2,727
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 158,465 shares issued at June 30, 2025 and 158,001 shares issued at December 31, 2024	8	8
Additional paid-in capital	4,858	4,873
Accumulated other comprehensive loss	(177)	(180)
Retained earnings	3,702	3,008
Common stock in treasury, at cost, 70,121 shares at June 30, 2025 and 62,892 shares at December 31, 2024	(4,642)	(3,538)
Total shareholders’ equity	3,749	4,171
Noncontrolling interests	1,727	1,649
Total equity	5,476	5,820
Total liabilities and equity	$28,699	$28,936
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net operating revenues	$5,271	$5,108	$10,494	$10,476
Equity in earnings of unconsolidated affiliates	61	61	117	120
Operating expenses:
Salaries, wages and benefits	2,160	2,168	4,279	4,489
Supplies	932	908	1,839	1,836
Other operating expenses, net	1,119	1,148	2,209	2,302
Depreciation and amortization	208	208	414	416
Impairment and restructuring charges, and acquisition-related costs	24	29	43	56
Litigation and investigation costs	28	5	45	9
Net losses (gains) on sales, consolidation and deconsolidation of facilities	38	(58)	16	(2,558)
Operating income	823	761	1,766	4,046
Interest expense	(206)	(203)	(410)	(421)
Other non-operating income, net	25	29	51	54
Loss from early extinguishment of debt	—	—	—	(8)
Income before income taxes	642	587	1,407	3,671
Income tax expense	(120)	(110)	(263)	(860)
Net income	522	477	1,144	2,811
Less: Net income available to noncontrolling interests	234	218	450	401
Net income available to Tenet Healthcare Corporation common shareholders	$288	$259	$694	$2,410

Earnings available to Tenet Healthcare Corporation common shareholders:
Basic earnings per share	$3.16	$2.66	$7.49	$24.49
Diluted earnings per share	$3.14	$2.64	$7.43	$24.22

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	91,135	97,267	92,688	98,424
Diluted	91,791	98,444	93,408	99,557

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$522	$477	$1,144	$2,811
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	2	4	4
Unrealized gain on debt securities held as available-for-sale	1	—	1	—
Foreign currency translation adjustments and other	(1)	—	(1)	1
Other comprehensive income before income taxes	2	2	4	5
Income tax expense related to items of other comprehensive income	(1)	—	(1)	(1)
Total other comprehensive income, net of tax	1	2	3	4
Comprehensive net income	523	479	1,147	2,815
Less: Comprehensive income available to noncontrolling interests	234	218	450	401
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$289	$261	$697	$2,414

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Net income	$1,144	$2,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414	416
Deferred income tax expense (benefit)	11	(93)
Stock-based compensation expense	41	36
Impairment and restructuring charges, and acquisition-related costs	43	56
Litigation and investigation costs	45	9
Net losses (gains) on sales, consolidation and deconsolidation of facilities	16	(2,558)
Loss from early extinguishment of debt	—	8
Equity in earnings of unconsolidated affiliates, net of distributions received	(8)	(3)
Amortization of debt discount and debt issuance costs	12	14
Net gains from the sale of investments and long-lived assets	—	(1)
Other items, net	(1)	(3)
Changes in cash from operating assets and liabilities:
Accounts receivable	40	77
Inventories and other current assets	9	16
Income taxes	10	713
Accounts payable, accrued expenses and other current liabilities	24	(124)
Other long-term liabilities	32	23
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(81)	(64)
Net cash provided by operating activities	1,751	1,333
Cash flows from investing activities:
Purchases of property and equipment	(366)	(385)
Purchases of businesses or joint venture interests, net of cash acquired	(147)	(510)
Proceeds from sales of facilities and other assets	14	4,048
Proceeds from sales of marketable securities and long-term investments	37	17
Purchases of marketable securities and long-term investments	(38)	(26)
Other items, net	(1)	(10)
Net cash provided by (used in) investing activities	(501)	3,134
Cash flows from financing activities:
Repayments of borrowings	(62)	(2,179)
Proceeds from borrowings	15	8
Repurchases of common stock	(1,095)	(548)
Distributions paid to noncontrolling interests	(374)	(323)
Proceeds from the sale of noncontrolling interests	18	10
Purchases of noncontrolling interests	(79)	(88)
Advances from managed care payers	—	342
Repayments of advances from managed care payers	(12)	—
Other items, net	(55)	(37)
Net cash used in financing activities	(1,644)	(2,815)
Net increase (decrease) in cash and cash equivalents	(394)	1,652
Cash and cash equivalents at beginning of period	3,019	1,228
Cash and cash equivalents at end of period	$2,625	$2,880

Supplemental disclosures:
Interest paid, net of capitalized interest	$(399)	$(459)
Income tax payments, net	$(242)	$(240)
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our expansive, nationwide care delivery network consists of our Hospital Operations and Services (“Hospital Operations”) and Ambulatory Care segments. As of June 30, 2025, our Hospital Operations segment was comprised of 49 acute care and specialty hospitals, a network of employed physicians and 134 outpatient facilities, including urgent care centers, imaging centers, off-campus hospital emergency departments and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of our subsidiary USPI Holding Company, Inc. (“USPI”), which held indirect ownership interests in 521 ambulatory surgery centers and 26 surgical hospitals at June 30, 2025. USPI held noncontrolling interests in 154 of these facilities, which are recorded using the equity method of accounting. In addition, we operate a Global Business Center (“GBC”) in the Philippines.
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
Operating results for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; the impact of cybersecurity incidents on our operations; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; the potential emergence and effects of future pandemics, epidemics or outbreaks of infectious diseases on our operations, financial condition and liquidity; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
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
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.625 billion and $3.019 billion at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, our book overdrafts were $179 million and $143 million, respectively, which were classified as accounts payable. Also at June 30, 2025 and December 31, 2024, $124 million and $110 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
At June 30, 2025 and December 31, 2024, we had $74 million and $127 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $59 million and $109 million, respectively, were included in accounts payable.
During the six months ended June 30, 2025 and 2024, we recorded right‑of‑use assets related to non‑cancellable finance leases of $25 million and $30 million, respectively, and related to non‑cancellable operating leases of $212 million and $124 million, respectively.
Goodwill
The following tables provide information on changes in the carrying amount of goodwill for each of our segments:

	Six Months Ended June 30,
	2025	2024
Hospital Operations:
Goodwill at beginning of period, net of accumulated impairment losses	$2,697	$3,119
Goodwill acquired during the year, net of purchase price allocation adjustments	—	31
Goodwill related to assets held for sale and disposed	—	(281)
Goodwill at end of period, net of accumulated impairment losses	2,697	2,869

Ambulatory Care:
Goodwill at beginning of period	7,994	7,188
Goodwill acquired during the year, net of purchase price allocation adjustments	244	815
Goodwill related to assets held for sale and disposed or deconsolidated facilities	—	(73)
Goodwill at end of period	8,238	7,930
Total Goodwill, net of accumulated impairment losses	$10,935	$10,799

Other Intangible Assets
The following tables present information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At June 30, 2025:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,485	$(1,115)	$370
Contracts	241	(141)	100
Other	96	(76)	20
Other intangible assets with finite lives	1,822	(1,332)	490

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	772	—	772
Other	5	—	5
Other intangible assets with indefinite lives	882	—	882
Total other intangible assets, net	$2,704	$(1,332)	$1,372

At December 31, 2024:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,469	$(1,075)	$394
Contracts	241	(135)	106
Other	96	(78)	18
Other intangible assets with finite lives	1,806	(1,288)	518

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	769	—	769
Other	5	—	5
Other intangible assets with indefinite lives	879	—	879
Total other intangible assets, net	$2,685	$(1,288)	$1,397
The table below presents our estimated future amortization of intangible assets with finite useful lives at June 30, 2025:

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2025	2026	2027	2028	2029
Amortization of intangible assets	$490	$81	$106	$92	$69	$50	$92
We recognized amortization expense of $79 million and $89 million in the accompanying Condensed Consolidated Statements of Operations during the six months ended June 30, 2025 and 2024, respectively.

Other Current Assets
The table below presents the principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Prepaid expenses	$362	$368
Contract assets	191	190
California provider fee program receivables	352	334
Receivables from other government programs	361	326
Guarantees	130	194
Non-patient receivables	264	229
Other	121	119
Total other current assets	$1,781	$1,760
Investments in Unconsolidated Affiliates
As of June 30, 2025, we controlled 393 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (154 of 547 at June 30, 2025), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations.
Summarized financial information for equity method investees is included in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net operating revenues	$917	$893	$1,776	$1,728
Net income	$230	$193	$445	$409
Net income available to the investees	$124	$97	$249	$220
NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	June 30, 2025	December 31, 2024
Patient accounts receivable	$2,377	$2,386
Estimated future recoveries	151	144
Cost report settlements receivable, net of payables and valuation allowances	5	6
Accounts receivable, net	$2,533	$2,536
Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Estimated costs for:
Uninsured patients	$104	$132	$218	$271
Charity care patients	42	25	59	46
Total	$146	$157	$277	$317

NOTE 3. DISPOSITION OF ASSETS AND LIABILITIES
In January 2024, we completed the sale of three hospitals located in South Carolina and certain related operations (together, the “SC Hospitals”), all of which were held by our Hospital Operations segment. This transaction resulted in the recognition of a pre-tax gain on sale of $1.677 billion in the six months ended June 30, 2024. During the three and six months ended June 30, 2024, respectively, the SC Hospitals contributed $3 million and $1.689 billion (inclusive of the gain discussed above) to income before income taxes in the accompanying Condensed Consolidated Statement of Operations. There was no corresponding amount in the six months ended June 30, 2025.
In March 2024, we completed the following additional sales:
•four hospitals and certain related operations located in Orange County and Los Angeles County, California, including facilities from both our Hospital Operations and Ambulatory Care segments, which resulted in the recognition of a pre‑tax gain on sale of $526 million in the six months ended June 30, 2024;
•two hospitals and certain related operations located in San Luis Obispo County, California, all of which were held by our Hospital Operations segment, resulting in the recognition of a pre‑tax gain on sale of $275 million in the six months ended June 30, 2024; and
•three ambulatory surgery centers located in South Carolina and held by our Ambulatory Care segment, which resulted in the recognition of a pre‑tax gain of $43 million in the six months ended June 30, 2024.
Gains recognized from the disposition of the assets described above are included in net gains on sales, consolidation and deconsolidation of facilities in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2024.
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
During the six months ended June 30, 2025, we recorded impairment and restructuring charges and acquisition‑related costs of $43 million, consisting of $25 million of restructuring charges, $15 million of acquisition‑related transaction costs and impairment charges totaling $3 million. Restructuring charges during this period included $10 million of contract and lease termination fees, $7 million related to the transition of various administrative functions to our GBC, $4 million of employee severance costs, $3 million of legal costs related to the sale of certain businesses and $1 million of other restructuring costs.
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

NOTE 5. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Senior unsecured notes:
6.125% due 2028	$2,500	$2,500
6.875% due 2031	362	362
Senior secured first lien notes:
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	1,350
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	597	605
Unamortized issue costs and note discounts	(84)	(94)
Total long-term debt	13,175	13,173
Less: Current portion	84	92
Long-term debt, net of current portion	$13,091	$13,081
Senior Unsecured Notes and Senior Secured Notes
At June 30, 2025, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. A payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
Credit Agreement
We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. Our borrowing availability, which is based on a specified percentage of eligible inventory and accounts receivable, was $1.400 billion at June 30, 2025. On that date, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At June 30, 2025, we had $106 million of standby letters of credit outstanding under the LC Facility.
NOTE 6. GUARANTEES
At June 30, 2025, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $151 million. We had a total liability of $130 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2025.
At June 30, 2025, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $62 million.
NOTE 7. EMPLOYEE BENEFIT PLANS
The accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024 include $41 million and $36 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.

Stock Options
As of June 30, 2025, there were 186,497 stock options outstanding under our share-based compensation plans, which had a weighted average exercise price per share of $23.76. There was no activity related to our stock options during the six months ended June 30, 2025. During the six months ended June 30, 2024, 155,943 stock options were exercised with an aggregate intrinsic value of $13 million. Other than the exercise of these options, there was no activity related to our stock options during the six months ended June 30, 2024. All outstanding options were vested and exercisable at June 30, 2025, and the options collectively had an aggregate intrinsic value of $28 million.
Restricted Stock Units
The following table presents information about our restricted stock unit (“RSU”) activity during the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2024	1,481,999	$83.84
Granted	596,923	$138.06
Performance-based adjustment	202,045	$78.52
Vested	(673,475)	$79.62
Forfeited	(8,947)	$95.13
Unvested at June 30, 2025	1,598,545	$108.81
During the six months ended June 30, 2025, we granted 317,154 RSUs that will vest over periods ranging from one to four years. In addition, we granted 279,769 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2025 to 2028. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 279,769 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 202,045 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
During the six months ended June 30, 2024, we granted 274,716 RSUs that vest over periods ranging from one to three years. In addition, we granted 297,339 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2024 to 2026. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 297,339 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 205,075 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
The fair value of an RSU is based on our share price on the grant date. The fair value of an RSU with a market‑based condition is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Six Months Ended June 30,
	2025	2024
Expected volatility	36.6% - 48.0%	34.9% - 52.1%
Risk-free interest rate	4.1% - 4.3%	4.4% - 4.9%

NOTE 8. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2024	95,109	$8	$4,873	$(180)	$3,008	$(3,538)	$1,649	$5,820
Net income	—	—	—	—	406	—	95	501
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(89)	(89)
Other comprehensive income	—	—	—	2	—	—	—	2
Net purchases (sales) of businesses and noncontrolling interests	—	—	(35)	—	—	—	41	6
Repurchases of common stock	(2,629)	—	—	—	—	(351)	—	(351)
Stock-based compensation expense, tax benefit and issuance of common stock	405	—	(12)	—	—	—	—	(12)
Balances at March 31, 2025	92,885	8	4,826	(178)	3,414	(3,889)	1,696	5,877
Net income	—	—	—	—	288	—	105	393
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	1	—	—	—	1
Net purchases of businesses and noncontrolling interests	—	—	10	—	—	—	9	19
Repurchases of common stock	(4,601)	—	—	—	—	(753)	—	(753)
Stock-based compensation expense, tax benefit and issuance of common stock	60	—	22	—	—	—	—	22
Balances at June 30, 2025	88,344	$8	$4,858	$(177)	$3,702	$(4,642)	$1,727	$5,476

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2023	99,950	$8	$4,834	$(181)	$(192)	$(2,861)	$1,509	$3,117
Net income	—	—	—	—	2,151	—	82	2,233
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(78)	(78)
Other comprehensive income	—	—	—	2	—	—	—	2
Net sales of businesses and noncontrolling interests	—	—	(5)	—	—	—	(23)	(28)
Repurchases of common stock	(2,811)	—	—	—	—	(280)	—	(280)
Stock-based compensation expense, tax benefit and issuance of common stock	534	—	(23)	—	—	—	—	(23)
Balances at March 31, 2024	97,673	8	4,806	(179)	1,959	(3,141)	1,490	4,943
Net income	—	—	—	—	259	—	97	356
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Other comprehensive income	—	—	—	2	—	—	—	2
Net purchases of businesses and noncontrolling interests	—	—	12	—	—	—	64	76
Repurchases of common stock	(1,990)	—	—	—	—	(273)	—	(273)
Stock-based compensation expense and issuance of common stock	136	—	22	—	—	—	—	22
Balances at June 30, 2024	95,819	$8	$4,840	$(177)	$2,218	$(3,414)	$1,581	$5,056

Nonredeemable Noncontrolling Interests
The table below presents our nonredeemable noncontrolling interests balances by segment:

	June 30, 2025	December 31, 2024
Hospital Operations	$215	$205
Ambulatory Care	1,512	1,444
Total nonredeemable noncontrolling interests	$1,727	$1,649
The table below presents our income available to nonredeemable noncontrolling interests by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hospital Operations	$12	$12	$24	$21
Ambulatory Care	93	85	176	158
Total net income available to nonredeemable noncontrolling interests	$105	$97	$200	$179
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

The table below presents repurchase activity under both the 2022 and 2024 share repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(1)
	(In Thousands)		(In Thousands)	(In Millions)
Six Months Ended June 30, 2025:
January 1 through January 31, 2025	—	$—	—	$1,376
February 1 through February 28, 2025	1,800	$134.98	1,800	$1,133
March 1 through March 31, 2025	829	$126.67	829	$1,028
April 1 through April 30, 2025	—	$—	—	$1,028
May 1 through May 31, 2025	2,456	$157.57	2,456	$641
June 1 through June 30, 2025	2,145	$167.83	2,145	$281
January 1 through June 30, 2025	7,230	$151.45	7,230

Six Months Ended June 30, 2024:
January 1 through January 31, 2024	—	$—	—	$550
February 1 through February 29, 2024	—	$—	—	$550
March 1 through March 31, 2024	2,811	$98.86	2,811	$272
April 1 through April 30, 2024	—	$—	—	$272
May 1 through May 31, 2024	—	$—	—	$272
June 1 through June 30, 2024	1,990	$135.85	1,990	$2
January 1 through June 30, 2024	4,801	$114.19	4,801

(1)
In July 2025, our board of directors authorized a $1.500 billion increase to the 2024 share repurchase program. With this new authorization, $1.781 billion was available for repurchases of our common stock as of July 22, 2025.

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
The table below presents our sources of net operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$530	$518	$1,078	$1,128
Medicaid	379	370	759	781
Managed care	2,423	2,383	4,823	5,039
Uninsured	—	11	35	30
Indemnity and other	121	137	238	291
Total	3,453	3,419	6,933	7,269
Other revenues(1)	548	548	1,097	1,071
Total Hospital Operations	4,001	3,967	8,030	8,340
Ambulatory Care	1,270	1,141	2,464	2,136
Net operating revenues	$5,271	$5,108	$10,494	$10,476

(1)	Primarily revenue from physician practices and revenue cycle management.
Adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the six months ended June 30, 2025 and 2024 by $13 million and $2 million, respectively. Estimated cost report settlements receivable, net of payables and valuation allowances, were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from the final determination of amounts earned under all the above arrangements with Medicare and Medicaid.
The table below presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net patient service revenues	$1,214	$1,100	$2,357	$2,054
Other revenues(1)	56	41	107	82
Net operating revenues	$1,270	$1,141	$2,464	$2,136

(1)	Primarily revenue from management fees and other sources.
Performance Obligations
The following table presents revenue from revenue cycle management services that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2025	2026	2027	2028	2029
Performance obligations	$5,298	$364	$720	$717	$717	$716	$2,064

The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, variable‑based escalators, performance incentives, penalties or other variable consideration that is considered constrained. Our contract with Catholic Health Initiatives (“CHI”), now known as CommonSpirit Health and the minority interest holder in our Conifer Health Solutions, LLC joint venture, represents the majority of the fixed‑fee revenue related to remaining performance obligations. Our contract term with CHI is scheduled to end on December 31, 2032.
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
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. At June 30, 2025 and December 31, 2024, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.148 billion and $1.138 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $162 million and $183 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024, respectively.
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
New claims or inquiries may be initiated against us from time to time. These matters could, among other things: (1) require us to pay substantial damages or amounts in judgments or settlements, which, individually or in the aggregate, may exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available; (2) cause us to incur substantial expenses; (3) require significant time and attention from our management; and (4) cause us to close or sell hospitals or outpatient facilities or otherwise modify the way we conduct business.
We record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and we can reasonably estimate the amount of the loss or a range of loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts, and other information and events pertaining to a particular matter, but are subject to significant uncertainty regarding numerous factors that could affect the ultimate loss levels. If a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. We do not disclose an estimate when we have concluded that a loss is either not reasonably possible or a loss, or a range of loss, is not reasonably estimable, based on available information. Given the inherent uncertainties associated with material legal matters, especially those involving governmental agencies, and the indeterminate damages sought in some cases, we are unable to predict the ultimate liability we may incur from such matters, and an adverse outcome in one or more of these matters may be material to our results of operations or cash flows for any particular reporting period.
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2025	$20	$45	$(41)	$2	$26
Six Months Ended June 30, 2024	$40	$9	$(20)	$—	$29
NOTE 12. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Certain of our investees’ partnership and operating agreements contain terms that, upon the occurrence of specified events, could obligate us to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries. The noncontrolling interests subject to these provisions, and the income available to those interests, are not included as part of our equity and are presented as redeemable noncontrolling interests in the accompanying Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Six Months Ended June 30,
	2025	2024
Balances at beginning of period	$2,727	$2,391
Net income	250	222
Distributions paid to noncontrolling interests	(202)	(175)
Purchases and sales of businesses and noncontrolling interests, net	51	375
Balances at end of period	$2,826	$2,813
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	June 30, 2025	December 31, 2024
Hospital Operations	$853	$800
Ambulatory Care	1,973	1,927
Redeemable noncontrolling interests	$2,826	$2,727

	Six Months Ended June 30,
	2025	2024
Hospital Operations	$54	$53
Ambulatory Care	196	169
Net income available to redeemable noncontrolling interests	$250	$222
In June 2022, we entered into a share purchase agreement to acquire the 5% ownership interest then-held by Baylor University Medical Center in USPI for $406 million. Under the share purchase agreement, we were obligated to make non‑interest-bearing monthly payments through June 2025. We repaid the outstanding balance under the share purchase agreement in full during the three months ended June 30, 2025. At December 31, 2024, the remaining obligation under the share purchase agreement of $68 million was included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

NOTE 13. INCOME TAXES
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tax expense at statutory federal rate of 21%	$135	$123	$296	$771
State income taxes, net of federal income tax benefit	25	22	55	225
Tax benefit attributable to noncontrolling interests	(50)	(46)	(94)	(84)
Nondeductible goodwill	—	2	—	128
Stock-based compensation tax benefit	(1)	(1)	(5)	(6)
Changes in valuation allowance	(5)	7	(6)	(178)
Other items	16	3	17	4
Income tax expense	$120	$110	$263	$860
The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025, resulting in significant changes to the U.S. federal tax code. We are currently evaluating the implications of the legislation, but we do not believe it will have a material impact on current year tax expense. Taxable income and current tax liability will be reduced due to the reinstatement of 100% bonus depreciation and changes to business interest deduction limitations. Under section 740 of the Accounting Standards Codification, the effects of the tax law changes are recognized in the period of enactment, which will be the three months ending September 30, 2025.
Income before income taxes for the three months ended June 30, 2025 and 2024 was $642 million and $587 million, respectively, and $1.407 billion and $3.671 billion for the six months ended June 30, 2025 and 2024, respectively. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income. During the six months ended June 30, 2025, we recorded an income tax benefit of $6 million to decrease the valuation allowance, including an increase of $1 million related to interest expense carryforwards and a decrease of $7 million related to a change in realizability of deferred tax assets. During the six months ended June 30, 2024, we recorded an income tax benefit of $178 million to decrease the valuation allowance, including a decrease of $194 million for utilization of interest expense carryforwards primarily due to gains from sales of facilities, and an increase of $16 million related to state interest expense carryforwards.
There were no adjustments to our estimated liabilities for uncertain tax positions during the six months ended June 30, 2025. The total amount of unrecognized tax benefits as of June 30, 2025 was $71 million, of which $69 million, if recognized, would affect our effective tax rate and income tax benefit.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. Approximately $2 million of interest and penalties related to accrued liabilities for uncertain tax positions are included for the six months ended June 30, 2025. Total accrued interest and penalties on unrecognized tax benefits at June 30, 2025 were $10 million.

NOTE 14. EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of our basic and diluted earnings per common share calculations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$288	91,135	$3.16
Effect of dilutive instruments	—	656	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$288	91,791	$3.14

Three Months Ended June 30, 2024
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$259	97,267	$2.66
Effect of dilutive instruments	1	1,177	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$260	98,444	$2.64

Six Months Ended June 30, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$694	92,688	$7.49
Effect of dilutive instruments	—	720	(0.06)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$694	93,408	$7.43

Six Months Ended June 30, 2024
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$2,410	98,424	$24.49
Effect of dilutive instruments	1	1,133	(0.27)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$2,411	99,557	$24.22
Dilutive instruments during the three and six months ended June 30, 2025 and 2024 consisted of stock options, RSUs, deferred compensation units and dividends on subsidiary preferred stock. During the six-month period in 2024, our dilutive instruments also included RSUs issued under USPI’s restricted stock plan.
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
Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At June 30, 2025 and December 31, 2024, the estimated fair value of our long‑term debt was approximately 99.9% and 97.8%, respectively, of the carrying value of the debt.

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
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Current assets	$35	$67
Property and equipment	22	42
Other intangible assets	5	132
Goodwill	255	820
Long-term operating lease assets	73	99
Other long-term assets	—	1
Previously held investments in unconsolidated affiliates	(70)	(23)
Current liabilities	(35)	(67)
Long-term operating lease liabilities	(69)	(88)
Other long-term liabilities	(6)	(12)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(72)	(381)
Noncontrolling interests	(33)	(59)
Cash paid, net of cash acquired	(138)	(500)
Gains (losses) on consolidations	$(33)	$31
The goodwill generated from our 2025 acquisitions, the majority of which we believe will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Goodwill recognized related to our acquisition activity during the six months ended June 30, 2025 was entirely attributable to our Ambulatory Care segment.
During the six months ended June 30, 2025, we adjusted the preliminary purchase price allocations of certain acquisitions completed by our Ambulatory Care segment in 2024 based on the results of completed valuations and post-closing working capital adjustments. These adjustments resulted in a net increase in cash paid for the acquired entities of $9 million and a decrease in goodwill of $11 million.
NOTE 17. SEGMENT INFORMATION
The following tables present amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable.

	June 30, 2025	December 31, 2024
Assets:
Hospital Operations	$16,072	$16,722
Ambulatory Care	12,627	12,214
Total	$28,699	$28,936

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures:
Hospital Operations	$166	$126	$314	$348
Ambulatory Care	27	19	52	37
Total	$193	$145	$366	$385

Depreciation and amortization:
Hospital Operations	$173	$175	$340	$352
Ambulatory Care	35	33	74	64
Total	$208	$208	$414	$416

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Hospital Operations	Ambulatory Care	Total	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,001	$1,270	$5,271	$8,030	$2,464	$10,494
Equity in earnings of unconsolidated affiliates	2	59	61	4	113	117

Less:
Salaries, wages and benefits	1,846	314	2,160	3,670	609	4,279
Supplies	600	332	932	1,189	650	1,839
Other operating expenses, net	934	185	1,119	1,845	364	2,209
Adjusted EBITDA	$623	$498	1,121	$1,330	$954	2,284

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(208)			(414)
Impairment and restructuring charges, and acquisition-related costs			(24)			(43)
Litigation and investigation costs			(28)			(45)
Interest expense			(206)			(410)
Other non-operating income, net			25			51
Net losses on sales, consolidation and deconsolidation of facilities			(38)			(16)
Income before income taxes			$642			$1,407

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Hospital Operations	Ambulatory Care	Total	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$3,967	$1,141	$5,108	$8,340	$2,136	$10,476
Equity in earnings of unconsolidated affiliates	3	58	61	6	114	120

Less:
Salaries, wages and benefits	1,884	284	2,168	3,968	521	4,489
Supplies	609	299	908	1,263	573	1,836
Other operating expenses, net	979	169	1,148	1,987	315	2,302
Adjusted EBITDA	$498	$447	945	$1,128	$841	1,969

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(208)			(416)
Impairment and restructuring charges, and acquisition-related costs			(29)			(56)
Litigation and investigation costs			(5)			(9)
Interest expense			(203)			(421)
Loss from early extinguishment of debt			—			(8)
Other non-operating income, net			29			54
Net gains on sales, consolidation and deconsolidation of facilities			58			2,558
Income before income taxes			$587			$3,671
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
•Liquidity and Capital Resources
•Critical Accounting Estimates
Our business consists of our Hospital Operations and Services (“Hospital Operations”) segment and our Ambulatory Care segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At June 30, 2025, our subsidiaries operated 49 hospitals serving primarily urban and suburban communities in eight states. Our Hospital Operations segment also included 134 outpatient facilities at June 30, 2025, including urgent care centers, imaging centers, off‑campus hospital emergency departments and micro‑hospitals. In addition, our Hospital Operations segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Health Solutions, LLC joint venture.
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 521 ambulatory surgery centers (each, an “ASC”), 385 of which are consolidated, and 26 surgical hospitals, eight of which are consolidated, in 37 states at June 30, 2025. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; pain management; otolaryngology (ear, nose and throat); ophthalmology; and urology.
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
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes facilities we operated for the entirety of the periods presented. For the six-month periods ended June 30, 2025 and 2024, information presented on a same‑hospital basis includes the results of our same hospitals and those outpatient centers we operated throughout both periods, and excludes the results of: (1) Westover Hills Baptist Hospital, the acute care hospital we opened in Texas in July 2024; (2) a rehabilitation hospital in El Paso, Texas, in which we acquired a majority ownership interest in September 2024; (3) three hospitals located in South Carolina and certain related operations (the “SC Hospitals”) we sold in January 2024; (4) four hospitals and certain related operations located in Orange County and Los Angeles County, California (the “OCLA CA Hospitals”) we sold in March 2024; (5) two hospitals and certain related operations located in San Luis Obispo County, California (the “Central CA Hospitals”), which we also sold in March 2024; (6) five hospitals and certain related operations located in Alabama we divested in September 2024 (the “AL Hospitals”); and (7) businesses classified as discontinued operations for accounting purposes during those periods, along with other ancillary facilities acquired or divested during the reporting periods that have a limited financial or operational impact. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.

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
MANAGEMENT OVERVIEW
RECENT DEVELOPMENTS
In July 2025, our board of directors authorized a $1.500 billion increase to the $1.500 billion share repurchase program it originally authorized in July 2024, which program has no expiration date. Repurchases may be made in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations. Our share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time.
OPERATING ENVIRONMENT AND TRENDS
In the Management Overview section of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), we describe several trends impacting the healthcare industry, as well as other factors affecting the environment in which we operate, including staffing and labor trends, supply chain operational challenges, general economic and geopolitical conditions, and the impact of potential changes in federal and state healthcare laws, regulations, funding policies and reimbursement practices. In addition, the potential for new or increased tariffs on various goods including, but not limited to, medical supplies, pharmaceuticals and capital equipment has created further uncertainty within the healthcare sector. While we closely monitor developments in international trade policy, including those related to tariffs imposed or proposed by the U.S. government and its trading partners, the scope, implementation timeline and duration of such measures remain unclear. As a result, we are unable to predict if or to what extent future tariff actions could materially impact our supply chain, capital expenditures or operating costs.
In July 2025, the Republican budget reconciliation package, the One Big Beautiful Bill Act (“OBBBA”), was signed into law, enacting significant changes to, among other things, the federal tax code and U.S. healthcare policy, coverage and reimbursement systems. While the most substantial healthcare provisions are not scheduled to take effect until 2027 and thereafter, the OBBBA introduces new limitations and eligibility requirements that are expected to materially impact Medicaid funding and enrollment, as well as the health insurance marketplace. We are unable to predict at this time how states will implement various requirements of the law. In addition, we are currently evaluating the OBBBA’s modifications to sections of the Internal Revenue Code related to the deductibility of depreciation and business interest expense, certain of which will become effective in 2025. Additional discussion about the OBBBA’s expected impact on healthcare in the U.S. is set forth in the Government Programs section, and the tax-related provisions of the law are described in further detail in the Income Tax Expense section of Results of Operations, both below.

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
Managing Our Capital Structure—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (as amended to date, the “Credit Agreement”), of which we had none at June 30, 2025. In addition, the maturity dates of our notes are staggered from 2027 through 2031. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time.
In the six months ended June 30, 2025, we repurchased $1.095 billion of our common stock pursuant to our share repurchase program. With the new authorization of an additional $1.500 billion under the program (as described above), $1.781 billion was available for repurchases of common stock as of July 22, 2025.
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

RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	49	52	(3)	(1)
Total admissions	116,963	124,626	(6.1)%
Adjusted admissions	211,520	227,994	(7.2)%
Paying admissions (excludes charity and uninsured)	111,725	118,770	(5.9)%
Charity and uninsured admissions	5,238	5,856	(10.6)%
Admissions through emergency department	88,179	91,779	(3.9)%
Emergency department visits, outpatient	440,669	492,230	(10.5)%
Total emergency department visits	528,848	584,009	(9.4)%
Total surgeries	68,517	79,387	(13.7)%
Patient days — total	562,088	623,082	(9.8)%
Adjusted patient days	984,297	1,098,328	(10.4)%
Average length of stay (days)	4.81	5.00	(3.8)%
Average licensed beds	12,435	14,085	(11.7)%
Utilization of licensed beds	49.7%	48.6%	1.1%	(1)
Total visits	1,353,380	1,465,651	(7.7)%
Paying visits (excludes charity and uninsured)	1,261,649	1,367,786	(7.8)%
Charity and uninsured visits	91,731	97,865	(6.3)%
Ambulatory Care:
Total consolidated facilities (at end of period)	393	384	9	(1)
Total consolidated cases	487,171	415,826	17.2%

(1)	The change is the difference between the 2025 and 2024 amounts presented.
Total admissions decreased by 7,663, or 6.1%, total emergency department visits decreased by 55,161, or 9.4%, and total surgeries decreased by 10,870, or 13.7%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decreases in our volumes were primarily related to the divestiture of the AL Hospitals in September 2024, partially offset by an increase in our same‑hospital admissions during the period in 2025.
The 17.2% increase in our Ambulatory Care segment’s total consolidated cases in the three months ended June 30, 2025, as compared to the same period in 2024, was primarily attributable to incremental case volume from our recent acquisitions, net of the impact of the closure and sale of certain facilities, as well as service line growth during 2025.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
Revenues	2025	2024
Hospital Operations	$4,001	$3,967	0.9%
Ambulatory Care	1,270	1,141	11.3%
Total	$5,271	$5,108	3.2%
Consolidated net operating revenues increased by $163 million, or 3.2%, in the three months ended June 30, 2025 compared to the same period in 2024. The increase of $34 million, or 0.9%, in our Hospital Operations segment’s net operating revenues for the three‑month period in 2025, as compared to the same period in 2024, was primarily due to the positive impact of a more favorable payer mix, higher patient acuity and same-hospital admissions, growth in Medicaid supplemental revenue, and negotiated commercial rate increases in the 2025 period, partially offset by the divestiture of the AL Hospitals.

Net operating revenues in our Ambulatory Care segment increased by $129 million, or 11.3%, in the three months ended June 30, 2025 compared to the same period in 2024. This change was primarily driven by our recent acquisitions, net of the impact of the closure and sale of certain facilities, as well as higher net revenue per case and service line growth in the 2025 period.
The following table presents information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
Hospital Operations:
Salaries, wages and benefits	$1,846	$1,884	(2.0)%
Supplies	600	609	(1.5)%
Other operating expenses	934	979	(4.6)%
Total	$3,380	$3,472	(2.6)%
Ambulatory Care:
Salaries, wages and benefits	$314	$284	10.6%
Supplies	332	299	11.0%
Other operating expenses	185	169	9.5%
Total	$831	$752	10.5%
Total:
Salaries, wages and benefits	$2,160	$2,168	(0.4)%
Supplies	932	908	2.6%
Other operating expenses	1,119	1,148	(2.5)%
Total	$4,211	$4,224	(0.3)%
Rent/lease expense(1):
Hospital Operations	$55	$65	(15.4)%
Ambulatory Care	44	40	10.0%
Total	$99	$105	(5.7)%

(1)	Included in other operating expenses.
The following table presents information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
Salaries, wages and benefits per adjusted admission	$8,728	$8,263	5.6%
Supplies per adjusted admission	2,838	2,670	6.3%
Other operating expenses per adjusted admission	4,415	4,290	2.9%
Total per adjusted admission	$15,981	$15,223	5.0%
Salaries, wages and benefits expense for our Hospital Operations segment decreased by $38 million, or 2.0%, in the three months ended June 30, 2025 compared to the same period in 2024. This decrease was primarily attributable to the divestiture of the AL Hospitals in September 2024, as well as lower contract labor and premium pay costs and a decrease in incentive compensation expense during the 2025 period. These factors were partially offset by higher health benefits costs, an increase in recruiting and retention expense, and annual merit increases for certain of our employees. On a per adjusted admission basis, salaries, wages and benefits expense in our Hospital Operations segment during the three months ended June 30, 2025 increased by 5.6% compared to the same period in 2024.
Supplies expense for our Hospital Operations segment decreased by $9 million, or 1.5%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily due to the divestiture of the AL Hospitals during 2024, partially offset by an increase in same-hospital patient admissions and higher acuity during the 2025 period. On a per adjusted admission basis, supplies expense increased by 6.3% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Other operating expenses for our Hospital Operations segment decreased by $45 million, or 4.6%, in the three months ended June 30, 2025 compared to the same period in 2024. This decrease was primarily attributable to the divestiture of the AL Hospitals, as well as a reduction in malpractice expense, partially offset by an increase in professional and consulting fees. On a per adjusted admission basis, other operating expenses during the three months ended June 30, 2025 increased by 2.9% compared to the same period in 2024.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.625 billion at June 30, 2025 compared to $2.999 billion at March 31, 2025. Significant cash flow items in the three months ended June 30, 2025 included:
•Net cash provided by operating activities before interest, taxes, impairment and restructuring charges, and acquisition‑related costs, and litigation costs and settlements of $1.516 billion;
•$747 million of payments to purchase approximately 4,601 thousand shares of our common stock;
•Interest payments of $300 million;
•$193 million of capital expenditures;
•Distributions paid to noncontrolling interests totaling $185 million; and
•Purchases of businesses or joint venture interests, net of cash acquired, of $120 million.
Net cash provided by operating activities was $1.751 billion in the six months ended June 30, 2025 compared to $1.333 billion in the six months ended June 30, 2024. Key factors contributing to the change between the 2025 and 2024 periods included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, loss from early extinguishment of debt, other non-operating income or expense, and net gains on sales, consolidation and deconsolidation of facilities of $315 million;
•Interest payments that were $60 million lower in the 2025 period; and
•The timing of working capital items.
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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
	2025	2024		2025	2024
Medicare	15.3%	15.2%	0.1%	15.6%	15.5%	0.1%
Medicaid	11.0%	10.8%	0.2%	10.9%	10.7%	0.2%
Managed care(2)	70.2%	69.7%	0.5%	69.6%	69.4%	0.2%
Uninsured	—%	0.3%	(0.3)%	0.5%	0.4%	0.1%
Indemnity and other	3.5%	4.0%	(0.5)%	3.4%	4.0%	(0.6)%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
Admissions from:	2025	2024		2025	2024
Medicare	18.5%	18.2%	0.3%	19.0%	19.0%	—%
Medicaid	3.8%	4.8%	(1.0)%	3.7%	4.6%	(0.9)%
Managed care(2)	69.6%	68.8%	0.8%	69.4%	68.4%	1.0%
Charity and uninsured	4.4%	4.7%	(0.3)%	4.2%	4.5%	(0.3)%
Indemnity and other	3.7%	3.5%	0.2%	3.7%	3.5%	0.2%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
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

Recent and Potential Future Changes in Healthcare Policy
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The expansion of Medicaid in 40 states (including four of the eight states in which we operate acute care hospitals) and the District of Columbia is currently financed through:
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
Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and reduced premium caps for subsidies for individuals purchasing Affordable Care Act coverage through state and federal marketplaces – all of which led to increased enrollment numbers, particularly in states that have not expanded Medicaid. Certain of these provisions are set to expire at the end of 2025; if they are not extended, increases in premiums, which could be significant, are likely, potentially leading to decreased enrollment and a corresponding rise in the uninsured or a shift of individuals from commercial coverage to government program coverage beginning in 2026. In such a case, we may experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.
The impact of the recently enacted OBBBA is expected to be far-reaching, with significant implications for states, their healthcare programs and consumers. Key provisions, the most significant of which are set to take effect beginning in 2027, include new Medicaid work requirements, caps on state-directed payments, limits on provider taxes, stricter eligibility checks, financial incentives for accurate state administration and reforms to federal subsidies.
Once the OBBBA is implemented, the Congressional Budget Office anticipates that millions of individuals could lose health insurance between now and 2034. With respect to Medicaid, these coverage losses may primarily be attributable to policy changes, including the aforementioned work requirements, more frequent eligibility reviews and limits on eligibility. With respect to individuals who purchase Affordable Care Act coverage through state and federal marketplaces, these losses may primarily be attributable to changes in pre-verification requirements and limits to tax credit eligibility. The number of individuals losing health insurance will vary across states, depending on a number of different factors. States are awaiting additional guidance from federal agencies on several provisions and are likely to have variation in the details of how they will implement the provisions of the law.
Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to reevaluate their financial plans for 2026 and beyond. The OBBBA’s legislative and forthcoming regulatory changes may result in material reductions to Medicaid payments, changes to Medicaid supplemental payment programs and payment delays. Federal government denials or delayed approvals of state waiver applications or extension requests could also materially impact Medicaid funding levels, most significantly in those states that have expanded Medicaid.
At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future business, financial condition or results of operations, however, we may experience decreased payments from Medicare, Medicaid and other government programs, as well as delays in the timing of payments to our facilities.
We also cannot predict whether or how Congress may further extend or modify provisions of or relating to the Affordable Care Act, the OBBBA or other laws affecting the healthcare industry generally, nor can we predict how the current administration might further influence, promulgate or implement rules, regulations or executive orders that affect the healthcare industry directly or indirectly. If the rates paid by governmental payers are materially reduced, if the scope of services covered by governmental payers is significantly limited, if eligibility or enrollment is further restricted, if there are changes to align payment rates for certain procedures across various care settings in a site neutral manner, or if we or one or more of our hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there may be a material adverse effect on our business, financial condition, results of operations or cash flows. Future federal and state healthcare funding policy changes, along with other initiatives and requirements, may, among other things, adversely affect our patient volumes, case mix and revenue mix, increase our operating costs, materially reduce the reimbursement we receive for our services, diminish our competitive position or require us to expend resources to modify certain aspects of our operations.
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from operation of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $530 million and $518 million for the three months ended June 30, 2025 and 2024, respectively, and $1.078 billion and $1.128 billion for the six months ended June 30, 2025 and 2024, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Updates” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. In addition to traditional Medicaid programs, we also receive DSH and other supplemental revenues under various state Medicaid programs. All Medicaid patient service revenue is presented net of provider taxes or assessments paid by our hospitals. During the three and six months ended June 30, 2025 and 2024, revenue from Medicaid programs included $351 million and $286 million, respectively, and $677 million and $625 million, respectively, of revenue attributable to DSH and other supplemental programs. Revenue from Medicaid programs constituted approximately 11% of our total net patient services revenues during each of the six-month periods ended June 30, 2025 and 2024.
Because we cannot predict what actions the federal government or the states may take under existing or future legislation and/or regulatory changes to address budget gaps, deficits, Medicaid expansion, Medicaid eligibility redeterminations, provider fee programs, state‑directed payment programs or Medicaid Section 1115 waivers, we are unable to assess the effect that any such legislation or regulatory action might have on our business; however, the impact on our future financial position, results of operations or cash flows may be material.
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
Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems—In July 2025, CMS released the proposed policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center Payment System for Calendar Year (“CY”) 2026 (“Proposed OPPS/ASC Rule”). CMS projects that the impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 0.7% net increase in Medicare FFS OPPS payments for propriety hospitals in CY 2026. The proposed net increase includes a reduction in overall Medicare FFS OPPS payments for propriety hospitals due to CMS’ proposal to revise its November 2023 final rule entitled Hospital OPPS: Remedy for 340B-Acquired Drug Payment Policy for CYs 2018‑2022. In the prior rule, CMS proposed a reduction in non-drug items and services by 0.5% per year until the prescribed payment reduction total had been recouped in full. This revised 340B remedy provision in the Proposed OPPS/ASC Rule updates the annual offset percentage for non-drug items and services from 0.5% to 2.0% starting in CY 2026; CMS estimates this increased offset will remain in effect until CY 2031. In addition, CMS projects that the impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average increase of 2.4% in Medicare FFS ASC payments.
MANAGED CARE
As described in detail in our Annual Report, in addition to payments from government programs, we receive revenue under contracts with commercial insurers, including both managed care arrangements with various HMOs and PPOs and indemnity‑based agreements. These contracts offer varying structures for patient access, utilization and reimbursement. Our top 10 managed care payers generated 69% of our managed care net patient service revenues for the six months ended June 30, 2025. During the same period, national payers generated 48% of our managed care net patient service revenues; the remainder came from regional or local payers.
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended June 30, 2025 and 2024 was $2.423 billion and $2.383 billion, respectively, and $4.823 billion and $5.039 billion during the six months ended June 30, 2025 and 2024, respectively. All Medicaid managed care patient service revenue is presented net of provider taxes or assessments paid by our hospitals.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Estimated costs for:
Uninsured patients	$104	$132	$218	$271
Charity care patients	42	25	59	46
Total	$146	$157	$277	$317

RESULTS OF OPERATIONS
The following table presents our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024(1)
Net operating revenues:
Hospital Operations	$4,001	$3,967	$8,030	$8,340
Ambulatory Care	1,270	1,141	2,464	2,136
Net operating revenues	5,271	5,108	10,494	10,476
Equity in earnings of unconsolidated affiliates	61	61	117	120
Operating expenses:
Salaries, wages and benefits	2,160	2,168	4,279	4,489
Supplies	932	908	1,839	1,836
Other operating expenses, net	1,119	1,148	2,209	2,302
Depreciation and amortization	208	208	414	416
Impairment and restructuring charges, and acquisition-related costs	24	29	43	56
Litigation and investigation costs	28	5	45	9
Net losses (gains) on sales, consolidation and deconsolidation of facilities	38	(58)	16	(2,558)
Operating income	$823	$761	$1,766	$4,046

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	1.2%	1.2%	1.1%	1.1%
Operating expenses:
Salaries, wages and benefits	41.0%	42.4%	40.8%	42.9%
Supplies	17.7%	17.8%	17.5%	17.5%
Other operating expenses, net	21.3%	22.4%	21.1%	21.9%
Depreciation and amortization	3.9%	4.1%	3.9%	4.0%
Impairment and restructuring charges, and acquisition-related costs	0.5%	0.6%	0.4%	0.5%
Litigation and investigation costs	0.5%	0.1%	0.4%	0.1%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	0.7%	(1.1)%	0.2%	(24.4)%
Operating income	15.6%	14.9%	16.8%	38.6%

(1)	Grant income is no longer significant enough to be presented separately and is now included in net operating revenues for the respective segment. Prior year ratios have been adjusted to reflect the resulting change in net operating revenues.

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$4,001	$1,270	$8,030	$2,464
Equity in earnings of unconsolidated affiliates	2	59	4	113
Operating expenses:
Salaries, wages and benefits	1,846	314	3,670	609
Supplies	600	332	1,189	650
Other operating expenses, net	934	185	1,845	364
Depreciation and amortization	173	35	340	74
Impairment and restructuring charges, and acquisition-related costs	10	14	19	24
Litigation and investigation costs	28	—	45	—
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—	38	(10)	26
Operating income	$412	$411	$936	$830

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	—%	4.6%	—%	4.6%
Operating expenses:
Salaries, wages and benefits	46.1%	24.7%	45.7%	24.7%
Supplies	15.0%	26.1%	14.8%	26.4%
Other operating expenses, net	23.4%	14.6%	22.9%	14.8%
Depreciation and amortization	4.3%	2.8%	4.2%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.2%	1.0%	0.2%	0.9%
Litigation and investigation costs	0.7%	—%	0.6%	—%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	3.0%	(0.1)%	1.1%
Operating income	10.3%	32.4%	11.7%	33.7%

	Three Months Ended June 30, 2024(1)		Six Months Ended June 30, 2024(1)
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$3,967	$1,141	$8,340	$2,136
Equity in earnings of unconsolidated affiliates	3	58	6	114
Operating expenses:
Salaries, wages and benefits	1,884	284	3,968	521
Supplies	609	299	1,263	573
Other operating expenses, net	979	169	1,987	315
Depreciation and amortization	174	34	351	65
Impairment and restructuring charges, and acquisition-related costs	15	14	30	26
Litigation and investigation costs	5	—	9	—
Net gains on sales, consolidation and deconsolidation of facilities	—	(58)	(2,473)	(85)
Operating income	$304	$457	$3,211	$835

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.1%	5.1%	0.1%	5.3%
Operating expenses:
Salaries, wages and benefits	47.5%	24.9%	47.6%	24.4%
Supplies	15.4%	26.2%	15.1%	26.8%
Other operating expenses, net	24.7%	14.8%	23.9%	14.7%
Depreciation and amortization	4.3%	3.0%	4.2%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.4%	1.2%	0.4%	1.3%
Litigation and investigation costs	0.1%	—%	0.1%	—%
Net gains on sales, consolidation and deconsolidation of facilities	—%	(5.1)%	(29.7)%	(4.0)%
Operating income	7.7%	40.1%	38.5%	39.1%

(1)	Grant income is no longer significant enough to be presented separately and is now included in net operating revenues for the respective segment. Prior year ratios have been adjusted to reflect the resulting change in net operating revenues.
Consolidated net operating revenues increased $18 million, or 0.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Our Hospital Operations segment’s net operating revenues decreased by $310 million, or 3.7%, during the six months ended June 30, 2025 compared to the same period in 2024. This decrease was primarily attributable to the sales of the SC Hospitals, OCLA CA Hospitals, Central CA Hospitals and AL Hospitals during 2024. The impact of these sales was partially offset by a more favorable payer mix, higher patient admissions and acuity, growth in Medicaid supplemental revenue, and negotiated commercial rate increases in the 2025 period.
During the six months ended June 30, 2025, net operating revenues in our Ambulatory Care segment increased by $328 million, or 15.4%, as compared to the same period in 2024. This increase was driven by incremental revenue from our recent acquisitions, net of the impact of the closure and sale of certain facilities, as well as growth in same‑facility net operating revenues, reflecting higher net revenue per case.

RESULTS OF OPERATIONS BY SEGMENT
Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital				Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2025	2024			2025	2024
Number of hospitals	47	47	—	(1)	47	47	—	(1)
Total admissions	115,616	113,787	1.6%		234,614	227,819	3.0%
Adjusted admissions	208,778	207,973	0.4%		419,625	412,954	1.6%
Paying admissions (excludes charity and uninsured)	110,457	108,593	1.7%		224,703	217,614	3.3%
Charity and uninsured admissions	5,159	5,194	(0.7)%		9,911	10,205	(2.9)%
Admissions through emergency department	87,246	84,674	3.0%		177,800	170,862	4.1%
Paying admissions as a percentage of total admissions	95.5%	95.4%	0.1%	(1)	95.8%	95.5%	0.3%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.5%	4.6%	(0.1)%	(1)	4.2%	4.5%	(0.3)%	(1)
Emergency department admissions as a percentage of total admissions	75.5%	74.4%	1.1%	(1)	75.8%	75.0%	0.8%	(1)
Surgeries — inpatient	29,788	29,811	(0.1)%		59,143	58,759	0.7%
Surgeries — outpatient	38,206	39,355	(2.9)%		74,753	77,275	(3.3)%
Total surgeries	67,994	69,166	(1.7)%		133,896	136,034	(1.6)%
Patient days — total	557,716	564,239	(1.2)%		1,158,536	1,153,234	0.5%
Adjusted patient days	974,877	990,810	(1.6)%		2,002,057	2,008,714	(0.3)%
Average length of stay (days)	4.82	4.96	(2.8)%		4.94	5.06	(2.4)%
Licensed beds (at end of period)	12,307	12,344	(0.3)%		12,307	12,344	(0.3)%
Average licensed beds	12,307	12,344	(0.3)%		12,307	12,344	(0.3)%
Utilization of licensed beds	49.8%	50.2%	(0.4)%	(1)	52.0%	51.3%	0.7%	(1)

(1)	The change is the difference between the 2025 and 2024 amounts or percentages presented.

	Same-Hospital				Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Outpatient Visits	2025	2024			2025	2024
Total visits	1,328,463	1,373,034	(3.2)%		2,666,193	2,701,084	(1.3)%
Paying visits (excludes charity and uninsured)	1,239,415	1,280,542	(3.2)%		2,489,909	2,520,214	(1.2)%
Charity and uninsured visits	89,048	92,492	(3.7)%		176,284	180,870	(2.5)%
Emergency department visits	434,818	463,238	(6.1)%		903,687	928,517	(2.7)%
Surgery visits	38,206	39,355	(2.9)%		74,753	77,275	(3.3)%
Paying visits as a percentage of total visits	93.3%	93.3%	—%	(1)	93.4%	93.3%	0.1%	(1)
Charity and uninsured visits as a percentage of total visits	6.7%	6.7%	—%	(1)	6.6%	6.7%	(0.1)%	(1)

(1)	The change is the difference between the 2025 and 2024 percentages presented.

	Same-Hospital			Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Revenues	2025	2024		2025	2024
Total segment net operating revenues	$3,961	$3,755	5.5%	$7,970	$7,518	6.0%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,414	$3,233	5.6%	$6,874	$6,504	5.7%
Net patient service revenue per adjusted admission	$16,352	$15,545	5.2%	$16,381	$15,750	4.0%
Net patient service revenue per adjusted patient day	$3,502	$3,263	7.3%	$3,433	$3,238	6.0%

	Same-Hospital			Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Selected Operating Expenses	2025	2024		2025	2024
Salaries, wages and benefits	$1,834	$1,775	3.3%	$3,649	$3,567	2.3%
Supplies	595	563	5.7%	1,180	1,118	5.5%
Other operating expenses, net	921	895	2.9%	1,821	1,742	4.5%
	$3,350	$3,233	3.6%	$6,650	$6,427	3.5%

	Same-Hospital			Same-Hospital
Selected Operating Expenses as a Percentage of Net Operating Revenues	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
	2025	2024		2025	2024
Salaries, wages and benefits	46.3%	47.3%	(1.0)%	45.8%	47.4%	(1.6)%
Supplies	15.0%	15.0%	—%	14.8%	14.9%	(0.1)%
Other operating expenses, net	23.3%	23.8%	(0.5)%	22.8%	23.2%	(0.4)%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
Revenues
Same‑hospital net operating revenues increased by $206 million, or 5.5%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the positive impact of a more favorable payer mix, higher patient admissions and acuity, growth in Medicaid supplemental revenue, and negotiated commercial rate increases in the 2025 period. Same‑hospital net operating revenues increased by $452 million, or 6.0%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the factors discussed above.
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $59 million, or 3.3%, in the three months ended June 30, 2025 compared to the same period in 2024. This change was primarily attributable to higher health benefits costs, an increase in recruiting and retention expense, and annual merit increases for certain of our employees. These factors were partially offset by a decrease in contract labor and premium pay costs, as well as lower incentive compensation expense. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 100 basis points to 46.3% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Same‑hospital salaries, wages and benefits expense increased by $82 million, or 2.3%, in the six months ended June 30, 2025 compared to the same period in 2024. This increase was driven by the same factors described above. As a percentage of net operating revenues, same‑hospital salaries, wages and benefits decreased by 160 basis points to 45.8% in the six months ended June 30, 2025 compared to the same period in 2024.
Supplies
Same‑hospital supplies expense increased by $32 million, or 5.7%, in the three months ended June 30, 2025 compared to the same period in 2024. This increase was driven by higher patient admissions and acuity, partially offset by our continued focus on cost‑efficiency measures, which include product standardization, contract management, improved utilization, bulk purchases, focused spending and operational improvements, among others. Same‑hospital supplies expense as a percentage of net operating revenues in the three months ended June 30, 2025 was consistent with the same period in 2024.
Same‑hospital supplies expense increased by $62 million, or 5.5%, in the six months ended June 30, 2025 compared to the same period in 2024. This increase was driven by the same factors described above. Same‑hospital supplies expense as a percentage of net operating revenues in the six months ended June 30, 2025 was consistent with the same period in 2024.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $26 million, or 2.9%, in the three months ended June 30, 2025 compared to the same period in 2024. This change was primarily attributable to increases in our medical fees, software costs, and professional and consulting fees, partially offset by lower malpractice expense during the 2025 period. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 50 basis points to 23.3% for the three months ended June 30, 2025 compared to 23.8% for the three months ended June 30, 2024.
Same‑hospital other operating expenses increased by $79 million, or 4.5%, in the six months ended June 30, 2025 compared to the same period in 2024. This increase was primarily attributable to the same factors discussed above. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 40 basis points to 22.8% for the six months ended June 30, 2025 compared to 23.2% for the six months ended June 30, 2024.
Ambulatory Care Segment
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
Net operating revenues	$1,270	$1,141	11.3%	$2,464	$2,136	15.4%
Equity in earnings of unconsolidated affiliates	$59	$58	1.7%	$113	$114	(0.9)%
Salaries, wages and benefits	$314	$284	10.6%	$609	$521	16.9%
Supplies	$332	$299	11.0%	$650	$573	13.4%
Other operating expenses, net	$185	$169	9.5%	$364	$315	15.6%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $129 million, or 11.3%, during the three months ended June 30, 2025 compared to the same period in 2024. The change was driven by an $84 million increase in same‑facility net operating revenues, reflecting higher net revenue per case, as well as a $45 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities.
Net operating revenues increased by $328 million, or 15.4%, during the six months ended June 30, 2025 compared to the same period in 2024. The change was driven by a $169 million increase in same‑facility net operating revenues, reflecting higher net revenue per case, as well as a $159 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $30 million, or 10.6%, during the three months ended June 30, 2025 compared to the same period in 2024. This change was driven by an increase of $19 million in same‑facility salaries, wages and benefits expense, and an $11 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 24.7% for the three months ended June 30, 2025 from 24.9% for the same period in 2024.
Salaries, wages and benefits expense increased by $88 million, or 16.9%, during the six months ended June 30, 2025 compared to the same period in 2024. This change was driven by a $56 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities, and an increase of $32 million in same‑facility salaries, wages and benefits expense. As a percentage of net operating revenues, salaries, wages and benefits expense increased to 24.7% for the six months ended June 30, 2025 from 24.4% for the same period in 2024.

Supplies
Supplies expense increased by $33 million, or 11.0%, during the three months ended June 30, 2025 compared to the same period in 2024. The change was driven by a $21 million increase in same‑facility supplies expense, due primarily to higher patient acuity, and a $12 million increase related to our recent acquisitions, net of the impact of the closure and sale of certain facilities. Supplies expense as a percentage of net operating revenues decreased to 26.1% for the three months ended June 30, 2025 from 26.2% for the same period in 2024.
Supplies expense increased by $77 million, or 13.4%, during the six months ended June 30, 2025 compared to the same period in 2024. The change was driven by a $44 million increase in same‑facility supplies expense, due primarily to higher patient acuity, and a $33 million increase related to our recent acquisitions, net of the impact of the closure and sale of certain facilities. Supplies expense as a percentage of net operating revenues decreased to 26.4% for the six months ended June 30, 2025 from 26.8% for the same period in 2024.
Other Operating Expenses, Net
Other operating expenses increased by $16 million, or 9.5%, during the three months ended June 30, 2025 compared to the same period in 2024. The change was driven by a $12 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities, and a $4 million increase in same‑facility other operating expenses. Other operating expenses as a percentage of net operating revenues decreased to 14.6% for the three months ended June 30, 2025 from 14.8% for the same period in 2024.
Other operating expenses increased by $49 million, or 15.6%, during the six months ended June 30, 2025 compared to the same period in 2024. The change was driven by a $40 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities, and a $9 million increase in same‑facility other operating expenses. Other operating expenses as a percentage of net operating revenues increased to 14.8% for the six months ended June 30, 2025 from 14.7% for the six months ended June 30, 2024.
Facility Growth
The following table presents the year-over-year changes in our revenue and cases on a same‑facility systemwide basis:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net revenues	7.7%	7.1%
Cases	(0.6)%	(1.4)%
Net revenue per case	8.3%	8.6%
Facility Acquisitions and Investment
We commenced operations at two de novo ASCs during the six months ended June 30, 2025. During the same period, we paid an aggregate of $138 million to acquire controlling ownership interests in 11 ASCs and one surgical hospital, in which we had no prior investment, as well as six previously unconsolidated facilities. In addition, we ceased operations at 10 ASCs during the six months ended June 30, 2025.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated:
Impairment charges	$3	$1	$3	$2
Restructuring charges	10	18	25	32
Acquisition-related costs	11	10	15	22
Total impairment and restructuring charges, and acquisition-related costs	$24	$29	$43	$56

By segment:
Hospital Operations	$10	$15	$19	$30
Ambulatory Care	14	14	24	26
Total impairment and restructuring charges, and acquisition-related costs	$24	$29	$43	$56
Restructuring charges during the three months ended June 30, 2025 included $4 million related to the transition of various administrative functions to our GBC, $3 million of contract and lease termination fees, $2 million of employee severance costs and $1 million of other restructuring costs. During the three months ended June 30, 2024, restructuring charges consisted of $7 million of legal costs related to the sale of certain businesses, $5 million of employee severance costs, $2 million related to the transition of various administrative functions to our GBC and $4 million of other restructuring costs.
Restructuring charges during the six months ended June 30, 2025 included $10 million of contract and lease termination fees, $7 million related to the transition of various administrative functions to our GBC, $4 million of employee severance costs, $3 million of legal costs related to the sale of certain businesses and $1 million of other restructuring costs. Restructuring charges for the six months ended June 30, 2024 consisted of $14 million of legal costs related to the sale of certain businesses, $6 million of employee severance costs, $5 million related to the transition of various administrative functions to our GBC and $7 million of other restructuring costs.
Acquisition-related costs consisted entirely of transaction costs for all of the periods in the table above.
Litigation and Investigation Costs
Litigation and investigation costs totaled $28 million and $45 million during the three and six months ended June 30, 2025, respectively, and $5 million and $9 million for the same periods in 2024, respectively.
Net Losses (Gains) on Sales, Consolidation and Deconsolidation of Facilities
We recorded net losses from the sale, consolidation and deconsolidation of facilities totaling $38 million and $16 million during the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2025, we recorded net losses of $42 million associated with the consolidation of certain facilities, partially offset by net gains of $4 million from the sale of facilities, all within our Ambulatory Care segment. During the six-month period, we recorded net losses of $33 million related to the consolidation of certain facilities by our Ambulatory Care segment, partially offset by a gain of $10 million related to post-closing adjustments from the divestiture of the AL Hospitals by our Hospital Operations segment, net gains of $4 million from the sale of facilities by our Ambulatory Care segment and a gain of $3 million related to other activity.
We recorded gains from the sale, consolidation and deconsolidation of facilities totaling $58 million and $2.558 billion during the three and six months ended June 30, 2024, respectively. In the three months ended June 30, 2024, we recorded a gain of $36 million from the consolidation of certain facilities in which we previously owned a noncontrolling interest and a gain of $20 million from the sale of an ASC, all related to our Ambulatory Care segment. During the six months ended June 30, 2024, we also recognized a gain of $1.677 billion related to our sale of the SC Hospitals, a gain of $526 million from the sale of the OCLA CA Hospitals, a gain of $275 million from our sale of the Central CA Hospitals and a gain of $23 million from the sale of two ASCs by our Ambulatory Care segment.

Interest Expense
Interest expense for the three and six months ended June 30, 2025 was $206 million and $410 million, respectively, compared to $203 million and $421 million, respectively, for the same periods in 2024.
Loss from Early Extinguishment of Debt
We did not incur any losses related to the early extinguishment of debt during the six months ended June 30, 2025. We incurred a loss of $8 million during the six months ended June 30, 2024 related to the redemption of our 4.875% senior secured first lien notes due 2026 in advance of their maturity date. This loss derived from the write-off of unamortized issuance costs associated with these notes.
Income Tax Expense
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tax expense at statutory federal rate of 21%	$135	$123	$296	$771
State income taxes, net of federal income tax benefit	25	22	55	225
Tax benefit attributable to noncontrolling interests	(50)	(46)	(94)	(84)
Nondeductible goodwill	—	2	—	128
Stock-based compensation tax benefit	(1)	(1)	(5)	(6)
Changes in valuation allowance	(5)	7	(6)	(178)
Other items	16	3	17	4
Income tax expense	$120	$110	$263	$860
We are currently evaluating the implications of the OBBBA, but we do not believe it will have a material impact on current year tax expense. Taxable income and current tax liability will be reduced due to the reinstatement of 100% bonus depreciation and changes to business interest deduction limitations. Under section 740 of the Accounting Standards Codification, the effects of the tax law changes are recognized in the period of enactment, which will be the three months ending September 30, 2025.
Income before income taxes for the three months ended June 30, 2025 and 2024 was $642 million and $587 million, respectively, and $1.407 billion and $3.671 billion for the six months ended June 30, 2025 and 2024, respectively. The decrease in our valuation allowance during the three months ended June 30, 2025 was related to interest expense limitations and changes in realizability of deferred tax assets. The decrease in our valuation allowance during the six months ended June 30, 2025 was related to interest expense limitations and changes in realizability of deferred tax assets. The increase in our valuation allowance during the three months ended June 30, 2024 was related to state interest limitations and the utilization of interest expense carryforwards. The decrease in our valuation allowance during the six months ended June 30, 2024 was primarily related to the utilization of interest expense carryforwards primarily due to gains from sales of facilities and state interest limitations.
Net Income Available to Noncontrolling Interests
The table below presents net income available to noncontrolling interests by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hospital Operations	$39	$44	$78	$74
Ambulatory Care	195	174	372	327
Total net income available to noncontrolling interests	$234	$218	$450	$401

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
Long-Term Debt
Interest payments, net of capitalized interest, were $399 million and $459 million in the six months ended June 30, 2025 and 2024, respectively.
Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities, hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new facilities, and various other capital improvements. Capital expenditures were $366 million and $385 million in the six months ended June 30, 2025 and 2024, respectively. We anticipate that our capital expenditures for the year ending December 31, 2025 will total approximately $725 million to $825 million, including $127 million that was accrued as a liability at December 31, 2024.
We made income tax payments, net of tax refunds, of $242 million during the six months ended June 30, 2025 and $240 million during the six months ended June 30, 2024. The current portion of our income tax payable was $25 million at June 30, 2025 and $18 million at December 31, 2024.
SOURCES AND USES OF CASH
Our liquidity for the six months ended June 30, 2025 was primarily derived from net cash provided by operating activities and cash on hand. Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $1.751 billion in the six months ended June 30, 2025 compared to $1.333 billion in the six months ended June 30, 2024. Key factors contributing to the change between the 2025 and 2024 periods included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, loss from early extinguishment of debt, other non-operating income or expense, and net gains on sales, consolidation and deconsolidation of facilities of $315 million;
•Interest payments that were $60 million lower in the 2025 period; and
•The timing of working capital items.
Net cash used in investing activities was $501 million during the six months ended June 30, 2025 compared to net cash provided by investing activities of $3.134 billion during the six months ended June 30, 2024. The primary factors contributing to the change between the 2025 and 2024 periods were: (1) the 2024 period included proceeds of $4.048 billion, primarily from the sales of the SC Hospitals, the OCLA CA Hospitals and the Central CA Hospitals during 2024; (2) a $363 million decrease in payments for purchases of businesses or joint venture interests in the 2025 period; and (3) capital expenditures that were $19 million lower during the three months ended June 30, 2025 compared to the same period in 2024.
Net cash used in financing activities was $1.644 billion and $2.815 billion during the six months ended June 30, 2025 and 2024, respectively. The primary factors contributing to the change between the 2025 and 2024 periods were: (1) the six‑month period in 2024 included our redemption of all $2.100 billion aggregate principal amount then‑outstanding of our 4.875% senior secured first lien notes due 2026 in advance of their maturity date; (2) we made payments totaling $1.095 billion to repurchase 7,230 thousand shares of our common stock under our share repurchase program during 2025, an increase of $547 million over the same period in 2024; and (3) we received advances totaling $342 million from managed care payers during the six months ended June 30, 2024.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At June 30, 2025, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. At June 30, 2025, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables and inventory, $1.400 billion was available for borrowing under the Credit Agreement at June 30, 2025. We were in compliance with all covenants and conditions in our Credit Agreement at June 30, 2025.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At June 30, 2025, we were in compliance with all covenants and conditions in the LC Facility, and we had $106 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At June 30, 2025, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
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
Our cash on hand fluctuates day‑to‑day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments. These fluctuations can result in material intra-quarter net operating and investing uses of cash that have caused, and in the future may cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement and anticipated future cash provided by our operating activities are adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, are adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to current and former joint venture partners, and other presently known operating needs.
Long-term liquidity for debt service and other purposes is dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual or regulatory commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected should there be a deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section, and the Risk Factors section in Part I of our Annual Report, including changes in federal and state statutes, regulations and executive orders that effect the healthcare industry directly or indirectly, particularly those impacting government healthcare funding, and significant costs associated with legal proceedings and government investigations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at June 30, 2025. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$47	$74	$3,115	$3,142	$1,428	$5,453	$13,259	$13,158
Average effective interest rates	7.1%	7.5%	5.8%	5.9%	4.3%	6.0%	5.7%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2025 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase transactions completed during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
April 1 through April 30, 2025	—	$—	—	$1,028
May 1 through May 31, 2025	2,456	$157.57	2,456	$641
June 1 through June 30, 2025	2,145	$167.83	2,145	$281

(1)
In July 2024, our board of directors authorized the repurchase of up to $1.500 billion of our common stock through a share repurchase program that has no expiration date. In July 2025, the board authorized a $1.500 billion increase to the program. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time.

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
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended June 30, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of the SEC’s Regulation S-K.

ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed (or, in the case of Exhibit 32, furnished) with this report:

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: July 29, 2025	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)