Form 10-Q
period 2025-09-30
TENET HEALTHCARE CORP
filed 2025-10-28
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025

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

As of October 22, 2025, there were 87,885 shares (in thousands) of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands
(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,975	$3,019
Accounts receivable	2,518	2,536
Inventories of supplies, at cost	346	346
Assets held for sale	82	21
Other current assets	1,889	1,760
Total current assets	7,810	7,682
Investments and other assets	2,939	3,037
Deferred income taxes	72	80
Property and equipment, at cost, less accumulated depreciation and amortization ($6,196 at September 30, 2025 and $5,809 at December 31, 2024)	6,091	6,049
Goodwill	11,158	10,691
Other intangible assets, at cost, less accumulated amortization ($1,357 at September 30, 2025 and $1,288 at December 31, 2024)	1,348	1,397
Total assets	$29,418	$28,936
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$85	$92
Accounts payable	1,356	1,294
Accrued compensation and benefits	857	899
Professional and general liability reserves	287	238
Accrued interest payable	248	149
Liabilities held for sale	12	13
Income tax payable	28	18
Other current liabilities	1,687	1,607
Total current liabilities	4,560	4,310
Long-term debt, net of current portion	13,102	13,081
Professional and general liability reserves	891	900
Defined benefit plan obligations	296	298
Deferred income taxes	269	227
Other long-term liabilities	1,600	1,573
Total liabilities	20,718	20,389
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,917	2,727
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 158,585 shares issued at September 30, 2025 and 158,001 shares issued at December 31, 2024	8	8
Additional paid-in capital	4,872	4,873
Accumulated other comprehensive loss	(174)	(180)
Retained earnings	4,044	3,008
Common stock in treasury, at cost, 70,718 shares at September 30, 2025 and 62,892 shares at December 31, 2024	(4,736)	(3,538)
Total shareholders’ equity	4,014	4,171
Noncontrolling interests	1,769	1,649
Total equity	5,783	5,820
Total liabilities and equity	$29,418	$28,936
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net operating revenues	$5,289	$5,126	$15,783	$15,602
Equity in earnings of unconsolidated affiliates	64	62	181	182
Operating expenses:
Salaries, wages and benefits	2,204	2,218	6,483	6,707
Supplies	931	881	2,770	2,717
Other operating expenses, net	1,119	1,111	3,328	3,413
Depreciation and amortization	218	209	632	625
Impairment and restructuring charges, and acquisition-related costs	23	19	66	75
Litigation and investigation costs (benefit)	(11)	9	34	18
Net gains on sales, consolidation and deconsolidation of facilities	(20)	(348)	(4)	(2,906)
Operating income	889	1,089	2,655	5,135
Interest expense	(206)	(202)	(616)	(623)
Other non-operating income, net	29	35	80	89
Loss from early extinguishment of debt	—	—	—	(8)
Income before income taxes	712	922	2,119	4,593
Income tax expense	(133)	(241)	(396)	(1,101)
Net income	579	681	1,723	3,492
Less: Net income available to noncontrolling interests	237	209	687	610
Net income available to Tenet Healthcare Corporation common shareholders	$342	$472	$1,036	$2,882

Earnings available to Tenet Healthcare Corporation common shareholders:
Basic earnings per share	$3.89	$4.93	$11.37	$29.56
Diluted earnings per share	$3.86	$4.89	$11.28	$29.27

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	87,951	95,665	91,109	97,505
Diluted	88,610	96,652	91,805	98,518

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$579	$681	$1,723	$3,492
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	2	6	6
Unrealized gain on debt securities held as available-for-sale	—	2	1	2
Foreign currency translation adjustments and other	1	(1)	—	—
Other comprehensive income before income taxes	3	3	7	8
Income tax expense related to items of other comprehensive income	—	(1)	(1)	(2)
Total other comprehensive income, net of tax	3	2	6	6
Comprehensive net income	582	683	1,729	3,498
Less: Comprehensive income available to noncontrolling interests	237	209	687	610
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$345	$474	$1,042	$2,888

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Net income	$1,723	$3,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	632	625
Deferred income tax expense (benefit)	51	(29)
Stock-based compensation expense	79	52
Impairment and restructuring charges, and acquisition-related costs	66	75
Litigation and investigation costs	34	18
Net gains on sales, consolidation and deconsolidation of facilities	(4)	(2,906)
Loss from early extinguishment of debt	—	8
Equity in earnings of unconsolidated affiliates, net of distributions received	(13)	(9)
Amortization of debt discount and debt issuance costs	18	21
Net gains from the sale of investments and long-lived assets	(2)	(2)
Other items, net	(3)	(3)
Changes in cash from operating assets and liabilities:
Accounts receivable	68	183
Inventories and other current assets	(58)	10
Income taxes	15	821
Accounts payable, accrued expenses and other current liabilities	237	123
Other long-term liabilities	50	18
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(84)	(119)
Net cash provided by operating activities	2,809	2,378
Cash flows from investing activities:
Purchases of property and equipment	(646)	(601)
Purchases of businesses or joint venture interests, net of cash acquired	(266)	(524)
Proceeds from sales of facilities and other assets	18	4,965
Proceeds from sales of marketable securities and long-term investments	74	25
Purchases of marketable securities and long-term investments	(69)	(46)
Other items, net	3	(18)
Net cash provided by (used in) investing activities	(886)	3,801
Cash flows from financing activities:
Repayments of borrowings	(90)	(2,212)
Proceeds from borrowings	21	16
Repurchases of common stock	(1,188)	(672)
Distributions paid to noncontrolling interests	(585)	(496)
Proceeds from the sale of noncontrolling interests	27	13
Purchases of noncontrolling interests	(88)	(127)
Advances from managed care payers	—	342
Repayments of advances from managed care payers	(33)	(160)
Taxes paid related to net share settlement, net of proceeds from shares issued under stock-based compensation plans	(47)	(14)
Other items, net	16	(3)
Net cash used in financing activities	(1,967)	(3,313)
Net increase (decrease) in cash and cash equivalents	(44)	2,866
Cash and cash equivalents at beginning of period	3,019	1,228
Cash and cash equivalents at end of period	$2,975	$4,094

Supplemental disclosures:
Interest paid, net of capitalized interest	$(499)	$(555)
Income tax payments, net	$(329)	$(308)
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our expansive, nationwide care delivery network consists of our Hospital Operations and Services (“Hospital Operations”) and Ambulatory Care segments. As of September 30, 2025, our Hospital Operations segment was comprised of 50 acute care and specialty hospitals, a network of employed physicians and 135 outpatient facilities, including urgent care centers, imaging centers, off-campus hospital emergency departments and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of our subsidiary USPI Holding Company, Inc. (“USPI”), which held indirect ownership interests in 530 ambulatory surgery centers and 26 surgical hospitals at September 30, 2025. USPI held noncontrolling interests in 150 of these facilities, which are recorded using the equity method of accounting. In addition, we operate a Global Business Center (“GBC”) in the Philippines.
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
Certain prior-year amounts have been reclassified to conform to the current-year presentation. Grant income is no longer significant enough to be presented separately and is now included in net operating revenues in the accompanying Condensed Consolidated Statements of Operations. In addition, taxes paid in connection with the net share settlement of our stock compensation awards, net of proceeds from the exercise of stock options, are now presented separately in the accompanying Condensed Consolidated Statements of Cash Flows to reflect their increased significance.
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
Operating results for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; the impact of cybersecurity incidents on our operations; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; the potential emergence and effects of future pandemics, epidemics or outbreaks of infectious diseases on our operations, financial condition and liquidity; litigation and investigation costs; fluctuations in the costs associated with our defined contribution retirement plans; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
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
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.975 billion and $3.019 billion at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, our book overdrafts were $131 million and $143 million, respectively, which were classified as accounts payable. Also at September 30, 2025 and December 31, 2024, $119 million and $110 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
At September 30, 2025 and December 31, 2024, we had $81 million and $127 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $67 million and $109 million, respectively, were included in accounts payable.
During the nine months ended September 30, 2025 and 2024, we recorded right‑of‑use assets related to non‑cancellable finance leases of $45 million and $51 million, respectively, and related to non‑cancellable operating leases of $268 million and $187 million, respectively.
Goodwill
The following tables provide information on changes in the carrying amount of goodwill for each of our segments:

	Nine Months Ended September 30,
	2025	2024
Hospital Operations:
Goodwill at beginning of period, net of accumulated impairment losses	$2,697	$3,119
Goodwill acquired during the year, net of purchase price allocation adjustments	—	42
Goodwill related to assets held for sale and disposed	—	(464)
Goodwill at end of period, net of accumulated impairment losses	2,697	2,697

Ambulatory Care:
Goodwill at beginning of period	7,994	7,188
Goodwill acquired during the year, net of purchase price allocation adjustments	467	824
Goodwill related to assets held for sale and disposed or deconsolidated facilities	—	(121)
Goodwill at end of period	8,461	7,891
Total Goodwill, net of accumulated impairment losses	$11,158	$10,588

Other Intangible Assets
The following tables present information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2025:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,479	$(1,136)	$343
Contracts	241	(144)	97
Other	99	(77)	22
Other intangible assets with finite lives	1,819	(1,357)	462

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	777	—	777
Other	4	—	4
Other intangible assets with indefinite lives	886	—	886
Total other intangible assets, net	$2,705	$(1,357)	$1,348

At December 31, 2024:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,469	$(1,075)	$394
Contracts	241	(135)	106
Other	96	(78)	18
Other intangible assets with finite lives	1,806	(1,288)	518

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	769	—	769
Other	5	—	5
Other intangible assets with indefinite lives	879	—	879
Total other intangible assets, net	$2,685	$(1,288)	$1,397
The table below presents our estimated future amortization of intangible assets with finite useful lives at September 30, 2025:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2025	2026	2027	2028	2029
Amortization of intangible assets	$462	$50	$106	$92	$71	$51	$92
We recognized amortization expense of $122 million and $136 million in the accompanying Condensed Consolidated Statements of Operations during the nine months ended September 30, 2025 and 2024, respectively.

Other Current Assets
The table below presents the principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Prepaid expenses	$373	$368
Contract assets	178	190
California provider fee program receivables	482	334
Receivables from other government programs	318	326
Guarantees	141	194
Non-patient receivables	282	229
Other	115	119
Total other current assets	$1,889	$1,760
Investments in Unconsolidated Affiliates
As of September 30, 2025, we controlled 406 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (150 of 556 at September 30, 2025), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations.
Summarized financial information for equity method investees is included in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net operating revenues	$924	$845	$2,700	$2,573
Net income	$247	$212	$692	$677
Net income available to the investees	$133	$112	$382	$388
NOTE 2. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	September 30, 2025	December 31, 2024
Patient accounts receivable	$2,360	$2,386
Estimated future recoveries	153	144
Cost report settlements receivable, net of payables and valuation allowances	5	6
Accounts receivable, net	$2,518	$2,536
Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Estimated costs for:
Uninsured patients	$99	$135	$317	$406
Charity care patients	45	22	104	68
Total	$144	$157	$421	$474

NOTE 3. DISPOSITION OF ASSETS AND LIABILITIES
During the three months ended September 30, 2025, a building we own in West Palm Beach, Florida met the criteria to be classified as held for sale. As a result, the building was classified as held for sale at September 30, 2025 in the accompanying Condensed Consolidated Balance Sheet. At September 30, 2025, assets related to this building totaled $62 million.
In January 2024, we completed the sale of three hospitals located in South Carolina and certain related operations (together, the “SC Hospitals”), all of which were held by our Hospital Operations segment. This transaction resulted in the recognition of a pre-tax gain on sale of $1.677 billion in the nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, the SC Hospitals contributed a net pre‑tax loss of $2 million and net pre‑tax income of $1.687 billion (inclusive of the gain discussed above), respectively, to income before income taxes in the accompanying Condensed Consolidated Statement of Operations.
We also completed the following additional sales during the nine months ended September 30, 2024:
•four hospitals and certain related operations located in Orange County and Los Angeles County, California, including facilities from both our Hospital Operations and Ambulatory Care segments, which resulted in the recognition of a pre‑tax gain on sale of $527 million in the nine months ended September 30, 2024;
•two hospitals and certain related operations located in San Luis Obispo County, California, all of which were held by our Hospital Operations segment, resulting in the recognition of a pre‑tax gain on sale of $271 million in the nine months ended September 30, 2024;
•our majority ownership interests in several entities that owned or leased five hospitals and certain related operations, all located in Alabama (collectively, the “AL Hospitals”), including facilities from both our Hospital Operations and Ambulatory Care segments, which resulted in the recognition of a pre‑tax gain on sale of $357 million in the nine months ended September 30, 2024; and
•three ambulatory surgery centers located in South Carolina and held by our Ambulatory Care segment, which resulted in the recognition of a pre‑tax gain of $43 million in the nine months ended September 30, 2024.
Gains recognized from the dispositions described above were included in net gains on sales, consolidation and deconsolidation of facilities in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2024.
Assets and liabilities classified as held for sale at September 30, 2025 are presented in the table below:

Other current assets	$4
Property and equipment	62
Other intangible assets	16
Current liabilities	(12)
Net assets held for sale	$70
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
During the nine months ended September 30, 2025, we recorded impairment and restructuring charges and acquisition‑related costs of $66 million, consisting of $33 million of restructuring charges, $20 million of acquisition‑related transaction costs and impairment charges totaling $13 million. Restructuring charges during this period included $12 million of contract and lease termination fees, $10 million related to the transition of various administrative functions to our GBC, $5 million of employee severance costs, $4 million of legal costs related to the sale of certain businesses and $2 million of other restructuring costs. Impairment charges recognized during the nine months ended September 30, 2025 primarily related to the write-down of our investment in an unconsolidated affiliate.
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
NOTE 5. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Senior unsecured notes:
6.125% due 2028	$2,500	$2,500
6.875% due 2031	362	362
Senior secured first lien notes:
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	1,350
Senior secured second lien notes:
6.250% due 2027	1,500	1,500
Finance leases, mortgages and other notes	604	605
Unamortized issue costs and note discounts	(79)	(94)
Total long-term debt	13,187	13,173
Less: Current portion	85	92
Long-term debt, net of current portion	$13,102	$13,081
Senior Unsecured Notes and Senior Secured Notes
At September 30, 2025, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. A payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
Credit Agreement
We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. Our borrowing availability, which is based on a specified percentage of eligible inventory and accounts receivable, was $1.500 billion at September 30, 2025. On that date, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At September 30, 2025, we had $104 million of standby letters of credit outstanding under the LC Facility.
NOTE 6. GUARANTEES
At September 30, 2025, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $176 million. We had a total liability of $141 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2025.
We have also issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $59 million at September 30, 2025.
NOTE 7. EMPLOYEE BENEFIT PLANS
The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024 include $79 million and $52 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.
Stock Options
As of September 30, 2025, there were 163,881 stock options outstanding under our share-based compensation plans, which had a weighted average exercise price per share of $24.19. During the nine months ended September 30, 2025 and 2024, 22,616 and 185,943 stock options, respectively, were exercised with an aggregate intrinsic value of $4 million and $17 million, respectively. Other than the exercise of these options, there was no activity related to our stock options during either of the nine-month periods ended September 30, 2025 or 2024. All outstanding options were vested and exercisable at September 30, 2025, and the options collectively had an aggregate intrinsic value of $29 million.
Restricted Stock Units
The following table presents information about our restricted stock unit (“RSU”) activity during the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2024	1,481,999	$83.84
Granted	596,923	$138.06
Performance-based adjustment	255,386	$80.85
Vested	(854,205)	$80.61
Forfeited	(13,571)	$95.83
Unvested at September 30, 2025	1,466,532	$111.16
During the nine months ended September 30, 2025, we granted 317,154 RSUs that will vest over periods ranging from one to four years. In addition, we granted 279,769 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2025 to 2028. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 279,769 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 255,386 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
During the nine months ended September 30, 2024, we granted 274,716 RSUs that vest over periods ranging from one to three years. In addition, we granted 297,339 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2024 to 2026. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 297,339 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 205,075 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
The fair value of an RSU is based on our share price on the grant date. The fair value of an RSU with a market‑based condition is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	36.6% - 48.0%	34.9% - 52.1%
Risk-free interest rate	4.1% - 4.3%	4.4% - 4.9%

NOTE 8. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2024	95,109	$8	$4,873	$(180)	$3,008	$(3,538)	$1,649	$5,820
Net income	—	—	—	—	406	—	95	501
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(89)	(89)
Other comprehensive income	—	—	—	2	—	—	—	2
Net purchases (sales) of businesses and noncontrolling interests	—	—	(35)	—	—	—	41	6
Repurchases of common stock	(2,629)	—	—	—	—	(351)	—	(351)
Stock-based compensation expense, tax benefit and issuance of common stock	405	—	(12)	—	—	—	—	(12)
Balances at March 31, 2025	92,885	8	4,826	(178)	3,414	(3,889)	1,696	5,877
Net income	—	—	—	—	288	—	105	393
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	1	—	—	—	1
Net purchases of businesses and noncontrolling interests	—	—	10	—	—	—	9	19
Repurchases of common stock	(4,601)	—	—	—	—	(753)	—	(753)
Stock-based compensation expense, tax benefit and issuance of common stock	60	—	22	—	—	—	—	22
Balances at June 30, 2025	88,344	8	4,858	(177)	3,702	(4,642)	1,727	5,476
Net income	—	—	—	—	342	—	106	448
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(102)	(102)
Other comprehensive income	—	—	—	3	—	—	—	3
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(9)	—	—	—	38	29
Repurchases of common stock	(598)	—	—	—	—	(94)	—	(94)
Stock-based compensation expense, tax benefit and issuance of common stock	121	—	23	—	—	—	—	23
Balances at September 30, 2025	87,867	$8	$4,872	$(174)	$4,044	$(4,736)	$1,769	$5,783

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2023	99,950	$8	$4,834	$(181)	$(192)	$(2,861)	$1,509	$3,117
Net income	—	—	—	—	2,151	—	82	2,233
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(78)	(78)
Other comprehensive income	—	—	—	2	—	—	—	2
Net sales of businesses and noncontrolling interests	—	—	(5)	—	—	—	(23)	(28)
Repurchases of common stock	(2,811)	—	—	—	—	(280)	—	(280)
Stock-based compensation expense, tax benefit and issuance of common stock	534	—	(23)	—	—	—	—	(23)
Balances at March 31, 2024	97,673	8	4,806	(179)	1,959	(3,141)	1,490	4,943
Net income	—	—	—	—	259	—	97	356
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Other comprehensive income	—	—	—	2	—	—	—	2
Net purchases of businesses and noncontrolling interests	—	—	12	—	—	—	64	76
Repurchases of common stock	(1,990)	—	—	—	—	(273)	—	(273)
Stock-based compensation expense, tax benefit and issuance of common stock	136	—	22	—	—	—	—	22
Balances at June 30, 2024	95,819	8	4,840	(177)	2,218	(3,414)	1,581	5,056
Net income	—	—	—	—	472	—	95	567
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(79)	(79)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	(5)
Net sales of businesses and noncontrolling interests	—	—	(3)	—	—	—	(5)	(8)
Repurchases of common stock	(795)	—	—	—	—	(124)	—	(124)
Stock-based compensation expense, tax benefit and issuance of common stock	59	—	17	—	—	—	—	17
Balances at September 30, 2024	95,083	$8	$4,849	$(175)	$2,690	$(3,538)	$1,592	$5,426
Nonredeemable Noncontrolling Interests
The table below presents our nonredeemable noncontrolling interests balances by segment:

	September 30, 2025	December 31, 2024
Hospital Operations	$204	$205
Ambulatory Care	1,565	1,444
Total nonredeemable noncontrolling interests	$1,769	$1,649
The table below presents our income available to nonredeemable noncontrolling interests by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hospital Operations	$9	$14	$33	$35
Ambulatory Care	97	81	273	239
Total net income available to nonredeemable noncontrolling interests	$106	$95	$306	$274

Share Repurchase Program Activity
In October 2022, our board of directors authorized the repurchase of up to $1.000 billion of our common stock through a share repurchase program (the “2022 share repurchase program”). This program allowed for share repurchases to be made in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations. The program did not require us to acquire any particular amount of common stock and could be suspended for periods or discontinued at any time. In July 2024, our board authorized a new share repurchase program (the “2024 share repurchase program”) of up to an additional $1.500 billion of our common stock with no expiration date, under terms substantially similar to the 2022 share repurchase program. We did not make any additional repurchases under the 2022 share repurchase program following the approval of the 2024 share repurchase program. In July 2025, our board of directors authorized a $1.500 billion increase to the 2024 share repurchase program.
The table below presents repurchase activity under both the 2022 and 2024 share repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
Nine Months Ended September 30, 2025:
January 1 through January 31, 2025	—	$—	—	$1,376
February 1 through February 28, 2025	1,800	$134.98	1,800	$1,133
March 1 through March 31, 2025	829	$126.67	829	$1,028
April 1 through April 30, 2025	—	$—	—	$1,028
May 1 through May 31, 2025	2,456	$157.57	2,456	$641
June 1 through June 30, 2025	2,145	$167.83	2,145	$281
July 1 through July 31, 2025	598	$155.43	598	$1,688
August 1 through August 31, 2025	—	$—	—	$1,688
September 1 through September 30, 2025	—	$—	—	$1,688
January 1 through September 30, 2025	7,828	$151.75	7,828

Nine Months Ended September 30, 2024:
January 1 through January 31, 2024	—	$—	—	$550
February 1 through February 29, 2024	—	$—	—	$550
March 1 through March 31, 2024	2,811	$98.86	2,811	$272
April 1 through April 30, 2024	—	$—	—	$272
May 1 through May 31, 2024	—	$—	—	$272
June 1 through June 30, 2024	1,990	$135.85	1,990	$2
July 1 through July 31, 2024	—	$—	—	$1,500
August 1 through August 31, 2024	—	$—	—	$1,500
September 1 through September 30, 2024	795	$155.95	795	$1,376
January 1 through September 30, 2024	5,596	$120.07	5,596
NOTE 9. NET OPERATING REVENUES
Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, and managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients and other uninsured discount and charity programs. Net operating revenues for our Hospital Operations segment also include revenues from providing revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients, as well as income recognized under grant programs.

The table below presents our sources of net operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$512	$504	$1,590	$1,632
Medicaid	404	342	1,163	1,123
Managed care	2,374	2,425	7,197	7,464
Uninsured	15	10	50	40
Indemnity and other	157	148	395	439
Total	3,462	3,429	10,395	10,698
Other revenues(1)	552	558	1,649	1,629
Total Hospital Operations	4,014	3,987	12,044	12,327
Ambulatory Care	1,275	1,139	3,739	3,275
Net operating revenues	$5,289	$5,126	$15,783	$15,602

(1)	Primarily revenue from physician practices and revenue cycle management.
Adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the nine months ended September 30, 2025 by $24 million, but did not result in a change in revenues during the nine months ended September 30, 2024. Estimated cost report settlements receivable, net of payables and valuation allowances, were included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from the final determination of amounts earned under all the above arrangements with Medicare and Medicaid.
The table below presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net patient service revenues	$1,222	$1,098	$3,579	$3,152
Other revenues(1)	53	41	160	123
Net operating revenues	$1,275	$1,139	$3,739	$3,275

(1)	Primarily revenue from management fees and other sources.
Performance Obligations
The following table presents revenue from revenue cycle management services that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2025	2026	2027	2028	2029
Performance obligations	$5,128	$180	$720	$719	$718	$718	$2,073
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
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. At September 30, 2025 and December 31, 2024, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.178 billion and $1.138 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $243 million and $245 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024, respectively.
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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2025	$20	$34	$(29)	$2	$27
Nine Months Ended September 30, 2024	$40	$18	$(45)	$1	$14
NOTE 12. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Certain of our investees’ partnership and operating agreements contain terms that, upon the occurrence of specified events, could obligate us to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries. The noncontrolling interests subject to these provisions, and the income available to those interests, are not included as part of our equity and are presented as redeemable noncontrolling interests in the accompanying Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Nine Months Ended September 30,
	2025	2024
Balances at beginning of period	$2,727	$2,391
Net income	381	336
Distributions paid to noncontrolling interests	(311)	(269)
Accretion of redeemable noncontrolling interests	—	5
Purchases and sales of businesses and noncontrolling interests, net	120	186
Balances at end of period	$2,917	$2,649
The divestiture of the AL Hospitals during the three months ended September 30, 2024 resulted in a decrease of $175 million in our redeemable noncontrolling interest balance during the same period.
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	September 30, 2025	December 31, 2024
Hospital Operations	$879	$800
Ambulatory Care	2,038	1,927
Redeemable noncontrolling interests	$2,917	$2,727

	Nine Months Ended September 30,
	2025	2024
Hospital Operations	$82	$74
Ambulatory Care	299	262
Net income available to redeemable noncontrolling interests	$381	$336
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

NOTE 13. INCOME TAXES
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tax expense at statutory federal rate of 21%	$149	$194	$445	$965
State income taxes, net of federal income tax benefit	23	66	78	291
Tax benefit attributable to noncontrolling interests	(50)	(44)	(144)	(128)
Nondeductible goodwill	—	33	—	161
Stock-based compensation tax benefit	(1)	(1)	(6)	(7)
Changes in valuation allowance	6	2	—	(176)
Other items	6	(9)	23	(5)
Income tax expense	$133	$241	$396	$1,101
The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025, resulting in significant changes to the U.S. federal tax code. We do not believe it will have a material impact on current year tax expense. Taxable income and current tax liability will be reduced due to the reinstatement of 100% bonus depreciation and changes to business interest deduction limitations. Under section 740 of the Accounting Standards Codification, the effects of the tax law changes are recognized in the period of enactment, which is the three months ending September 30, 2025.
Income before income taxes for the three months ended September 30, 2025 and 2024 was $712 million and $922 million, respectively, and $2.119 billion and $4.593 billion for the nine months ended September 30, 2025 and 2024, respectively. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income. During the nine months ended September 30, 2025, we recorded an increase of $1 million related to state interest expense carryforwards and a $1 million decrease related to a change in the realizability of deferred tax assets. During the nine months ended September 30, 2024, we recorded an income tax benefit of $176 million to decrease the valuation allowance, including a decrease of $193 million for utilization of interest expense carryforwards primarily due to gains from sales of facilities, and an increase of $17 million related to state interest expense carryforwards.
There were no adjustments to our estimated liabilities for uncertain tax positions during the nine months ended September 30, 2025. The total amount of unrecognized tax benefits as of September 30, 2025 was $71 million, of which $69 million, if recognized, would affect our effective tax rate and income tax benefit.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. Approximately $3 million of interest and penalties related to accrued liabilities for uncertain tax positions are included for the nine months ended September 30, 2025. Total accrued interest and penalties on unrecognized tax benefits at September 30, 2025 were $10 million.

NOTE 14. EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of our basic and diluted earnings per common share calculations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$342	87,951	$3.89
Effect of dilutive instruments	—	659	(0.03)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$342	88,610	$3.86

Three Months Ended September 30, 2024
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$472	95,665	$4.93
Effect of dilutive instruments	1	987	(0.04)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$473	96,652	$4.89

Nine Months Ended September 30, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$1,036	91,109	$11.37
Effect of dilutive instruments	—	696	(0.09)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$1,036	91,805	$11.28

Nine Months Ended September 30, 2024
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$2,882	97,505	$29.56
Effect of dilutive instruments	2	1,013	(0.29)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$2,884	98,518	$29.27
Dilutive instruments during the three and nine months ended September 30, 2025 and 2024 consisted of stock options, RSUs, convertible long‑term incentive awards, deferred compensation units and dividends on subsidiary preferred stock. During the nine-month period in 2024, our dilutive instruments also included RSUs issued under USPI’s restricted stock plan.
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

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Long-lived assets held for sale	$82	$—	$82	$—

December 31, 2024
Long-lived assets held for sale	$21	$—	$21	$—
Financial Instruments
The fair value of our long‑term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At September 30, 2025 and December 31, 2024, the estimated fair value of our long‑term debt was approximately 100.1% and 97.8%, respectively, of the carrying value of the debt.
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
Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Current assets	$49	$67
Property and equipment	39	60
Other intangible assets	13	133
Goodwill	477	847
Long-term operating lease assets	86	101
Other long-term assets	—	1
Previously held investments in unconsolidated affiliates	(80)	(34)
Current liabilities	(35)	(55)
Current portion of long-term lease liabilities	(6)	(14)
Long-term operating lease liabilities	(81)	(12)
Other long-term liabilities	(12)	(101)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(135)	(393)
Noncontrolling interests	(70)	(59)
Cash paid, net of cash acquired	(257)	(514)
Gains (losses) on consolidations	$(12)	$27

The goodwill generated from our 2025 acquisitions, the majority of which we believe will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Goodwill recognized related to our acquisition activity during the nine months ended September 30, 2025 was entirely attributable to our Ambulatory Care segment.
During the nine months ended September 30, 2025, we adjusted the preliminary purchase price allocations of certain acquisitions completed by our Ambulatory Care segment in 2024 based on the results of completed valuations and post-closing working capital adjustments. These adjustments resulted in an increase in cash paid for the acquired entities of $9 million and a decrease of $10 million in goodwill recognized.
NOTE 17. SEGMENT INFORMATION
The following tables present amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable.

	September 30, 2025	December 31, 2024
Assets:
Hospital Operations	$16,530	$16,722
Ambulatory Care	12,888	12,214
Total	$29,418	$28,936

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Hospital Operations	$242	$188	$556	$536
Ambulatory Care	38	28	90	65
Total	$280	$216	$646	$601

Depreciation and amortization:
Hospital Operations	$182	$171	$522	$523
Ambulatory Care	36	38	110	102
Total	$218	$209	$632	$625

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Hospital Operations	Ambulatory Care	Total	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,014	$1,275	$5,289	$12,044	$3,739	$15,783
Equity in earnings of unconsolidated affiliates	1	63	64	5	176	181

Less:
Salaries, wages and benefits	1,888	316	2,204	5,558	925	6,483
Supplies	594	337	931	1,783	987	2,770
Other operating expenses, net	926	193	1,119	2,771	557	3,328
Adjusted EBITDA	$607	$492	1,099	$1,937	$1,446	3,383

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(218)			(632)
Impairment and restructuring charges, and acquisition-related costs			(23)			(66)
Litigation and investigation benefit (costs)			11			(34)
Interest expense			(206)			(616)
Other non-operating income, net			29			80
Net gains on sales, consolidation and deconsolidation of facilities			20			4
Income before income taxes			$712			$2,119

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Hospital Operations	Ambulatory Care	Total	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$3,987	$1,139	$5,126	$12,327	$3,275	$15,602
Equity in earnings of unconsolidated affiliates	1	61	62	7	175	182

Less:
Salaries, wages and benefits	1,908	310	2,218	5,876	831	6,707
Supplies	597	284	881	1,860	857	2,717
Other operating expenses, net	944	167	1,111	2,931	482	3,413
Adjusted EBITDA	$539	$439	978	$1,667	$1,280	2,947

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(209)			(625)
Impairment and restructuring charges, and acquisition-related costs			(19)			(75)
Litigation and investigation costs			(9)			(18)
Interest expense			(202)			(623)
Loss from early extinguishment of debt			—			(8)
Other non-operating income, net			35			89
Net gains on sales, consolidation and deconsolidation of facilities			348			2,906
Income before income taxes			$922			$4,593
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
•Liquidity and Capital Resources
•Critical Accounting Estimates
Our business consists of our Hospital Operations and Services (“Hospital Operations”) segment and our Ambulatory Care segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At September 30, 2025, our subsidiaries operated 50 hospitals serving primarily urban and suburban communities in eight states. Our Hospital Operations segment also included 135 outpatient facilities at September 30, 2025, including urgent care centers, imaging centers, off‑campus hospital emergency departments and micro‑hospitals. In addition, our Hospital Operations segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients through our Conifer Health Solutions, LLC joint venture.
Our Ambulatory Care segment, through our USPI Holding Company, Inc. subsidiary (“USPI”), held ownership interests in 530 ambulatory surgery centers (each, an “ASC”), 398 of which are consolidated, and 26 surgical hospitals, eight of which are consolidated, in 37 states at September 30, 2025. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; pain management; otolaryngology (ear, nose and throat); ophthalmology; and urology.
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
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes facilities we operated for the entirety of the periods presented. For the nine-month periods ended September 30, 2025 and 2024, information presented on a same‑hospital basis includes the results of our same hospitals and those outpatient centers we operated throughout both periods, and excludes the results of: (1) three hospitals located in South Carolina and certain related operations (the “SC Hospitals”) we sold in January 2024; (2) four hospitals and certain related operations located in Orange County and Los Angeles County, California (the “OCLA CA Hospitals”) we sold in March 2024; (3) two hospitals and certain related operations located in San Luis Obispo County, California (the “Central CA Hospitals”), which we also sold in March 2024; (4) Westover Hills Baptist Hospital (“Westover Hills Hospital”), the acute care hospital we opened in Texas in July 2024; (5) a rehabilitation hospital in El Paso, Texas, in which we acquired a majority ownership interest in September 2024; (6) five hospitals and certain related operations located in Alabama we divested in September 2024 (the “AL Hospitals” and, together with the SC Hospitals, OCLA CA Hospitals and Central CA Hospitals, the “Divested Hospitals”); (7) the Florida Coast Medical Center, an acute care hospital we opened in Florida in September 2025; and (7) businesses classified as discontinued operations for accounting purposes during those periods, along with other ancillary facilities acquired or divested during the reporting periods that have a limited financial or operational impact. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.
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
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
In the Management Overview section of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), we describe several trends impacting the healthcare industry, as well as other factors affecting the environment in which we operate, including staffing and labor trends, supply chain operational challenges, general economic and geopolitical conditions, and the impact of potential changes in federal and state healthcare laws, regulations, funding policies and reimbursement practices. In addition, the potential for new or increased tariffs on various goods including, but not limited to, medical supplies, pharmaceuticals and capital equipment and the potential impact to reimbursements and disruption in payments from the government shutdown have created further uncertainty within the healthcare sector. While we closely monitor developments in international trade policy, including those related to tariffs imposed or proposed by the U.S. government and its trading partners, the scope, implementation timeline and duration of such measures remain unclear. We are unable to predict if or to what extent future tariff actions could materially impact our supply chain, capital expenditures or operating costs, or the impact of a prolonged government shutdown on our operations.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, enacting significant changes to, among other things, the federal tax code and U.S. healthcare policy, coverage and reimbursement systems. While the most substantial healthcare provisions are not scheduled to take effect until 2027 and thereafter, the OBBBA introduces new limitations and eligibility requirements that are expected to materially impact Medicaid funding and enrollment, as well as the health insurance marketplace. We are unable to predict at this time how states will implement various requirements of the law. In addition, the OBBBA contained significant changes to the U.S. federal tax code related to the deductibility of depreciation and business interest expense. We do not believe these changes will have a material impact on current year tax expense. Additional discussion about the OBBBA’s expected impact on healthcare in the U.S. is set forth in the Government Programs section, and the tax-related provisions of the law are described in further detail in the Income Tax Expense section of Results of Operations, both below.

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
In September 2025, we opened the newly constructed Florida Coast Medical Center in Port St. Lucie, Florida. The 54‑bed acute care hospital offers specialized services, including advanced cardiac care, diagnostic services, an emergency care department, general surgery, neurosciences, orthopedics, robotics and urology.
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
Managing Our Capital Structure—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (as amended to date, the “Credit Agreement”), of which we had none at September 30, 2025. In addition, the maturity dates of our notes are staggered from 2027 through 2031. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time.
In the nine months ended September 30, 2025, we repurchased $1.188 billion of our common stock pursuant to our share repurchase program. This program has no expiration date, it does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time. At September 30, 2025, there was $1.688 billion available under this program for future repurchases.
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

RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	50	49	1	(1)
Total admissions	118,852	126,844	(6.3)%
Adjusted admissions	215,460	230,523	(6.5)%
Paying admissions (excludes charity and uninsured)	113,458	120,959	(6.2)%
Charity and uninsured admissions	5,394	5,885	(8.3)%
Admissions through emergency department	88,579	93,693	(5.5)%
Emergency department visits, outpatient	443,006	481,764	(8.0)%
Total emergency department visits	531,585	575,457	(7.6)%
Total surgeries	69,046	77,479	(10.9)%
Patient days — total	569,766	628,593	(9.4)%
Adjusted patient days	995,666	1,102,101	(9.7)%
Average length of stay (days)	4.79	4.96	(3.4)%
Average licensed beds	12,452	14,142	(12.0)%
Utilization of licensed beds	49.7%	48.3%	1.4%	(1)
Total visits	1,361,469	1,468,455	(7.3)%
Paying visits (excludes charity and uninsured)	1,249,565	1,346,424	(7.2)%
Charity and uninsured visits	111,904	122,031	(8.3)%
Ambulatory Care:
Total consolidated facilities (at end of period)	406	383	23	(1)
Total consolidated cases	491,782	463,001	6.2%

(1)	The change is the difference between the 2025 and 2024 amounts presented.
Total admissions decreased by 7,992, or 6.3%, total emergency department visits decreased by 43,872, or 7.6%, and total surgeries decreased by 8,433, or 10.9%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decreases in our volumes primarily reflected the divestiture of the AL Hospitals in September 2024, partially offset by higher same‑hospital admissions during the three months ended September 30, 2025 and incremental volumes associated with the opening of our Westover Hills Hospital.
The 6.2% increase in our Ambulatory Care segment’s total consolidated cases in the three months ended September 30, 2025, as compared to the same period in 2024, was primarily attributable to incremental case volume from our recent acquisitions and same-facility case growth, net of the impact of the closure and sale of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
Revenues	2025	2024
Hospital Operations	$4,014	$3,987	0.7%
Ambulatory Care	1,275	1,139	11.9%
Total	$5,289	$5,126	3.2%
Consolidated net operating revenues increased by $163 million, or 3.2%, in the three months ended September 30, 2025 compared to the same period in 2024. The increase of $27 million, or 0.7%, in our Hospital Operations segment’s net operating revenues for the three‑month period in 2025, as compared to the same period in 2024, was primarily due to the positive impact of a more favorable payer mix, increases in our same-hospital admissions, higher patient acuity, growth in Medicaid supplemental revenue and negotiated commercial rate increases in the 2025 period, largely offset by the divestiture of the AL Hospitals.

Net operating revenues in our Ambulatory Care segment increased by $136 million, or 11.9%, in the three months ended September 30, 2025 compared to the same period in 2024. This change was primarily driven by our recently acquired ASCs, an increase in same-facility case volume and higher net revenue per case during the 2025 period, partially offset by the impact of the closure and sale of certain facilities.
The following table presents information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024
Hospital Operations:
Salaries, wages and benefits	$1,888	$1,908	(1.0)%
Supplies	594	597	(0.5)%
Other operating expenses	926	944	(1.9)%
Total	$3,408	$3,449	(1.2)%
Ambulatory Care:
Salaries, wages and benefits	$316	$310	1.9%
Supplies	337	284	18.7%
Other operating expenses	193	167	15.6%
Total	$846	$761	11.2%
Total:
Salaries, wages and benefits	$2,204	$2,218	(0.6)%
Supplies	931	881	5.7%
Other operating expenses	1,119	1,111	0.7%
Total	$4,254	$4,210	1.0%
Rent/lease expense(1):
Hospital Operations	$56	$65	(13.8)%
Ambulatory Care	46	42	9.5%
Total	$102	$107	(4.7)%

(1)	Included in other operating expenses.
The following table presents information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024
Salaries, wages and benefits per adjusted admission	$8,761	$8,277	5.8%
Supplies per adjusted admission	2,754	2,590	6.3%
Other operating expenses per adjusted admission	4,299	4,094	5.0%
Total per adjusted admission	$15,814	$14,961	5.7%
Salaries, wages and benefits expense for our Hospital Operations segment decreased by $20 million, or 1.0%, in the three months ended September 30, 2025 compared to the same period in 2024. This decrease was primarily attributable to the divestiture of the AL Hospitals in September 2024, as well as a decrease in incentive compensation expense and lower contract labor and premium pay costs during the 2025 period. These factors were partially offset by higher employee benefit costs and annual merit increases for certain of our employees. On a per adjusted admission basis, salaries, wages and benefits expense in our Hospital Operations segment during the three months ended September 30, 2025 increased by 5.8% compared to the same period in 2024.
Supplies expense for our Hospital Operations segment decreased by $3 million, or 0.5%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily due to the divestiture of the AL Hospitals during 2024, as well as our continued focus on cost‑efficiency measures, which include product standardization, contract management, improved utilization, bulk purchases, focused spending and operational improvements, among others. These factors were partially offset by an increase in same-hospital patient admissions, as well as higher acuity during the 2025 period. On a per adjusted admission basis, supplies expense increased by 6.3% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Other operating expenses for our Hospital Operations segment decreased by $18 million, or 1.9%, in the three months ended September 30, 2025 compared to the same period in 2024. This decrease was primarily attributable to the divestiture of the AL Hospitals during the three months ended September 30, 2024, partially offset by an increase in same-hospital medical fees; malpractice expense; and professional and consulting fees during the same period in 2025. On a per adjusted admission basis, other operating expenses during the three months ended September 30, 2025 increased by 5.0% compared to the same period in 2024.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.975 billion at September 30, 2025 compared to $2.625 billion at June 30, 2025. Significant cash flow items in the three months ended September 30, 2025 included:
•Net cash provided by operating activities before interest, taxes, impairment and restructuring charges, and acquisition‑related costs, and litigation costs and settlements of $1.248 billion;
•$280 million of capital expenditures;
•Distributions paid to noncontrolling interests totaling $211 million;
•Purchases of businesses or joint venture interests, net of cash acquired, of $119 million;
•Interest payments of $100 million;
•$93 million of payments to purchase approximately 598 thousand shares of our common stock; and
•Income tax payments of $87 million.
Net cash provided by operating activities was $2.809 billion in the nine months ended September 30, 2025 compared to $2.378 billion in the nine months ended September 30, 2024. Key factors contributing to the change between the 2025 and 2024 periods included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, loss from early extinguishment of debt, other non-operating income or expense, and net gains on sales, consolidation and deconsolidation of facilities of $436 million;
•Interest payments that were $56 million lower in the 2025 period;
•An increase in income tax payments of $21 million; and
•The timing of working capital items.
FORWARD-LOOKING STATEMENTS
This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward‑looking statements, including (but not limited to) disclosures regarding (1) our future earnings, financial position, and operational and strategic initiatives, (2) developments in the healthcare industry, and (3) the anticipated impacts of economic and public health conditions and government actions on our business. Forward‑looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward‑looking statements. Such factors include, but are not limited to, the risks of potential delays, reductions or disruptions in payments from a prolonged government shutdown, and other risks described in the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.
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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2025	2024		2025	2024
Medicare	14.8%	14.7%	0.1%	15.3%	15.3%	—%
Medicaid	11.7%	10.0%	1.7%	11.2%	10.5%	0.7%
Managed care(2)	68.6%	70.7%	(2.1)%	69.2%	69.7%	(0.5)%
Uninsured	0.4%	0.3%	0.1%	0.5%	0.4%	0.1%
Indemnity and other	4.5%	4.3%	0.2%	3.8%	4.1%	(0.3)%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
Admissions from:	2025	2024		2025	2024
Medicare	17.7%	17.5%	0.2%	18.5%	18.5%	—%
Medicaid	3.7%	4.8%	(1.1)%	3.8%	4.7%	(0.9)%
Managed care(2)	70.3%	69.3%	1.0%	69.7%	68.7%	1.0%
Charity and uninsured	4.5%	4.6%	(0.1)%	4.3%	4.5%	(0.2)%
Indemnity and other	3.8%	3.8%	—%	3.7%	3.6%	0.1%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
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
•negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and
•reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and on October 1, 2025 for Medicaid payments.
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
Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and reduced premium caps for subsidies for individuals purchasing Affordable Care Act coverage through state and federal marketplaces – all of which led to increased enrollment numbers, particularly in states that have not expanded Medicaid. Certain of these provisions are set to expire at the end of 2025; if they are not extended or if the state and federal marketplaces are otherwise materially disrupted, increases in premiums, which could be significant, are likely. Such increases could potentially lead to decreased enrollment and a corresponding rise in the uninsured or a shift of individuals from commercial coverage to government program coverage beginning in 2026. In such a case, we may experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.
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
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from operation of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $512 million and $504 million for the three months ended September 30, 2025 and 2024, respectively, and $1.590 billion and $1.632 billion for the nine months ended September 30, 2025 and 2024, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Updates” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. In addition to traditional Medicaid programs, we also receive DSH and other supplemental revenues under various state Medicaid programs. All Medicaid patient service revenue is presented net of provider taxes or assessments paid by our hospitals. During the three and nine months ended September 30, 2025 and 2024, revenue from Medicaid programs included $346 million and $268 million, respectively, and $1.023 billion and $893 million, respectively, of revenue attributable to DSH and other supplemental programs. Revenue from Medicaid programs constituted approximately 11% of our total net patient services revenues during each of the nine-month periods ended September 30, 2025 and 2024.
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
Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the FFY. In August 2025, CMS issued final changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2026 Rates (“Final IPPS Rule”). According to CMS, the combined impact of the proposed payment and policy changes in the Final IPPS Rule for operating costs will yield an average 4.4% increase in Medicare operating payments for proprietary hospitals in FFY 2026. The Final IPPS Rule includes the following payment and policy changes, among others:
•A market basket increase of 3.3% for Medicare severity‑adjusted diagnosis‑related groups (“MS‑DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also finalized a 0.7% multifactor productivity reduction required by the Affordable Care Act that results in a net operating payment update of 2.6% before budget neutrality adjustments;
•A decrease in the cost outlier threshold from $46,217 to $40,397;
•A 2.35% net increase in the capital federal MS‑DRG rate;
•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share hospital payments; and

•Updates to the implementation of the Transforming Episode Accountability Model (“TEAM”), which will begin January 1, 2026 and end December 31, 2030 for certain episodic categories. TEAM will be mandatory, with limited exceptions, for all hospitals located within the CMS selected Core-Based Statistical Areas (“CBSAs”). Nine of our acute care hospitals and one surgical hospital are included in the CBSAs .
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
MANAGED CARE
As described in detail in our Annual Report, in addition to payments from government programs, we receive revenue under contracts with commercial insurers, including both managed care arrangements with various HMOs and PPOs and indemnity‑based agreements. These contracts offer varying structures for patient access, utilization and reimbursement. Our top 10 managed care payers generated 69% of our managed care net patient service revenues for the nine months ended September 30, 2025. During the same period, national payers generated 48% of our managed care net patient service revenues; the remainder came from regional or local payers.
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended September 30, 2025 and 2024 was $2.374 billion and $2.425 billion, respectively, and $7.197 billion and $7.464 billion during the nine months ended September 30, 2025 and 2024, respectively. All Medicaid managed care patient service revenue is presented net of provider taxes or assessments paid by our hospitals.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Estimated costs for:
Uninsured patients	$99	$135	$317	$406
Charity care patients	45	22	104	68
Total	$144	$157	$421	$474

RESULTS OF OPERATIONS
The following table presents our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
Net operating revenues:
Hospital Operations	$4,014	$3,987	$12,044	$12,327
Ambulatory Care	1,275	1,139	3,739	3,275
Net operating revenues	5,289	5,126	15,783	15,602
Equity in earnings of unconsolidated affiliates	64	62	181	182
Operating expenses:
Salaries, wages and benefits	2,204	2,218	6,483	6,707
Supplies	931	881	2,770	2,717
Other operating expenses, net	1,119	1,111	3,328	3,413
Depreciation and amortization	218	209	632	625
Impairment and restructuring charges, and acquisition-related costs	23	19	66	75
Litigation and investigation costs (benefit)	(11)	9	34	18
Net gains on sales, consolidation and deconsolidation of facilities	(20)	(348)	(4)	(2,906)
Operating income	$889	$1,089	$2,655	$5,135

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	1.2%	1.2%	1.1%	1.2%
Operating expenses:
Salaries, wages and benefits	41.7%	43.3%	41.1%	43.0%
Supplies	17.6%	17.2%	17.6%	17.4%
Other operating expenses, net	21.2%	21.6%	21.0%	21.9%
Depreciation and amortization	4.1%	4.1%	4.0%	4.0%
Impairment and restructuring charges, and acquisition-related costs	0.4%	0.4%	0.4%	0.5%
Litigation and investigation costs (benefit)	(0.2)%	0.2%	0.2%	0.1%
Net gains on sales, consolidation and deconsolidation of facilities	(0.4)%	(6.8)%	—%	(18.6)%
Operating income	16.8%	21.2%	16.8%	32.9%

(1)	Grant income is no longer significant enough to be presented separately and is now included in net operating revenues for the respective segment. Prior year ratios have been adjusted to reflect the resulting change in net operating revenues.

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$4,014	$1,275	$12,044	$3,739
Equity in earnings of unconsolidated affiliates	1	63	5	176
Operating expenses:
Salaries, wages and benefits	1,888	316	5,558	925
Supplies	594	337	1,783	987
Other operating expenses, net	926	193	2,771	557
Depreciation and amortization	182	36	522	110
Impairment and restructuring charges, and acquisition-related costs	16	7	35	31
Litigation and investigation costs (benefit)	(11)	—	34	—
Net losses (gains) on sales, consolidation and deconsolidation of facilities	2	(22)	(8)	4
Operating income	$418	$471	$1,354	$1,301

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	—%	4.9%	—%	4.7%
Operating expenses:
Salaries, wages and benefits	47.0%	24.8%	46.1%	24.7%
Supplies	14.8%	26.4%	14.8%	26.4%
Other operating expenses, net	23.1%	15.1%	23.0%	14.9%
Depreciation and amortization	4.6%	2.9%	4.4%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.4%	0.5%	0.3%	0.8%
Litigation and investigation costs (benefit)	(0.3)%	—%	0.3%	—%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	(1.7)%	(0.1)%	0.1%
Operating income	10.4%	36.9%	11.2%	34.8%

	Three Months Ended September 30, 2024(1)		Nine Months Ended September 30, 2024(1)
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$3,987	$1,139	$12,327	$3,275
Equity in earnings of unconsolidated affiliates	1	61	7	175
Operating expenses:
Salaries, wages and benefits	1,908	310	5,876	831
Supplies	597	284	1,860	857
Other operating expenses, net	944	167	2,931	482
Depreciation and amortization	171	38	523	102
Impairment and restructuring charges, and acquisition-related costs	7	12	37	38
Litigation and investigation costs	8	1	17	1
Net gains on sales, consolidation and deconsolidation of facilities	(330)	(18)	(2,803)	(103)
Operating income	$683	$406	$3,893	$1,242

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	—%	5.4%	0.1%	5.3%
Operating expenses:
Salaries, wages and benefits	47.9%	27.2%	47.7%	25.4%
Supplies	15.0%	24.9%	15.1%	26.2%
Other operating expenses, net	23.7%	14.8%	23.8%	14.6%
Depreciation and amortization	4.2%	3.3%	4.2%	3.1%
Impairment and restructuring charges, and acquisition-related costs	0.2%	1.1%	0.3%	1.2%
Litigation and investigation costs	0.2%	0.1%	0.1%	—%
Net gains on sales, consolidation and deconsolidation of facilities	(8.3)%	(1.6)%	(22.7)%	(3.1)%
Operating income	17.1%	35.6%	31.6%	37.9%

(1)	Grant income is no longer significant enough to be presented separately and is now included in net operating revenues for the respective segment. Prior year ratios have been adjusted to reflect the resulting change in net operating revenues.
Consolidated net operating revenues increased $181 million, or 1.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Our Hospital Operations segment’s net operating revenues decreased by $283 million, or 2.3%, during the nine months ended September 30, 2025 compared to the same period in 2024. This decrease was primarily attributable to the sales of the Divested Hospitals during 2024, partially offset by a more favorable payer mix, increased same‑hospital patient admissions, higher patient acuity, growth in Medicaid supplemental revenue and negotiated commercial rate increases in the 2025 period.
During the nine months ended September 30, 2025, net operating revenues in our Ambulatory Care segment increased by $464 million, or 14.2%, as compared to the same period in 2024. This increase was driven by incremental revenue from our recent acquisitions, net of the impact of the closure and sale of certain facilities, as well as growth in same‑facility net operating revenues attributable to higher net revenue per case.

RESULTS OF OPERATIONS BY SEGMENT
Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital				Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2025	2024			2025	2024
Number of hospitals	47	47	—	(1)	47	47	—	(1)
Total admissions	117,240	115,562	1.5%		351,854	343,381	2.5%
Adjusted admissions	212,370	209,351	1.4%		631,995	622,305	1.6%
Paying admissions (excludes charity and uninsured)	111,930	110,356	1.4%		336,633	327,970	2.6%
Charity and uninsured admissions	5,310	5,206	2.0%		15,221	15,411	(1.2)%
Admissions through emergency department	87,456	86,165	1.5%		265,256	257,027	3.2%
Paying admissions as a percentage of total admissions	95.5%	95.5%	—%	(1)	95.7%	95.5%	0.2%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.5%	4.5%	—%	(1)	4.3%	4.5%	(0.2)%	(1)
Emergency department admissions as a percentage of total admissions	74.6%	74.6%	—%	(1)	75.4%	74.9%	0.5%	(1)
Surgeries — inpatient	30,020	29,786	0.8%		89,163	88,545	0.7%
Surgeries — outpatient	38,405	38,193	0.6%		113,158	115,468	(2.0)%
Total surgeries	68,425	67,979	0.7%		202,321	204,013	(0.8)%
Patient days — total	560,883	569,044	(1.4)%		1,719,419	1,722,278	(0.2)%
Adjusted patient days	981,474	992,319	(1.1)%		2,983,531	3,001,033	(0.6)%
Average length of stay (days)	4.78	4.92	(2.8)%		4.89	5.02	(2.6)%
Licensed beds (at end of period)	12,306	12,309	—%		12,306	12,309	—%
Average licensed beds	12,306	12,309	—%		12,307	12,332	(0.2)%
Utilization of licensed beds	49.5%	50.2%	(0.7)%	(1)	51.2%	51.0%	0.2%	(1)

(1)	The change is the difference between the 2025 and 2024 amounts or percentages presented.

	Same-Hospital				Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Outpatient Visits	2025	2024			2025	2024
Total visits	1,353,132	1,373,734	(1.5)%		4,019,325	4,074,818	(1.4)%
Paying visits (excludes charity and uninsured)	1,242,089	1,257,934	(1.3)%		3,731,998	3,778,148	(1.2)%
Charity and uninsured visits	111,043	115,800	(4.1)%		287,327	296,670	(3.1)%
Emergency department visits	436,489	448,589	(2.7)%		1,340,176	1,377,106	(2.7)%
Surgery visits	38,405	38,193	0.6%		113,158	115,468	(2.0)%
Paying visits as a percentage of total visits	91.8%	91.6%	0.2%	(1)	92.9%	92.7%	0.2%	(1)
Charity and uninsured visits as a percentage of total visits	8.2%	8.4%	(0.2)%	(1)	7.1%	7.3%	(0.2)%	(1)

(1)	The change is the difference between the 2025 and 2024 percentages presented.

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Revenues	2025	2024		2025	2024
Total segment net operating revenues	$3,972	$3,718	6.8%	$11,942	$11,236	6.3%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,422	$3,184	7.5%	$10,296	$9,688	6.3%
Net patient service revenue per adjusted admission	$16,113	$15,209	5.9%	$16,291	$15,568	4.6%
Net patient service revenue per adjusted patient day	$3,487	$3,209	8.7%	$3,451	$3,228	6.9%

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Selected Operating Expenses	2025	2024		2025	2024
Salaries, wages and benefits	$1,870	$1,791	4.4%	$5,519	$5,358	3.0%
Supplies	589	548	7.5%	1,769	1,666	6.2%
Other operating expenses, net	913	860	6.2%	2,734	2,602	5.1%
	$3,372	$3,199	5.4%	$10,022	$9,626	4.1%

	Same-Hospital			Same-Hospital
Selected Operating Expenses as a Percentage of Net Operating Revenues	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2025	2024		2025	2024
Salaries, wages and benefits	47.1%	48.2%	(1.1)%	46.2%	47.7%	(1.5)%
Supplies	14.8%	14.7%	0.1%	14.8%	14.8%	—%
Other operating expenses, net	23.0%	23.1%	(0.1)%	22.9%	23.2%	(0.3)%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
Revenues
Same‑hospital net operating revenues increased by $254 million, or 6.8%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the positive impact of a more favorable payer mix; higher patient admissions and acuity; growth in Medicaid supplemental revenue; and negotiated commercial rate increases in the 2025 period. Same‑hospital net operating revenues increased by $706 million, or 6.3%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the factors discussed above.
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $79 million, or 4.4%, in the three months ended September 30, 2025 compared to the same period in 2024. This change was primarily attributable to higher employee benefit costs and annual merit increases for certain of our employees. These factors were partially offset by lower incentive compensation expense and a decrease in contract labor and premium pay costs in the 2025 period. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 110 basis points to 47.1% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Same‑hospital salaries, wages and benefits expense increased by $161 million, or 3.0%, in the nine months ended September 30, 2025 compared to the same period in 2024. This increase was driven by the same factors described above. As a percentage of net operating revenues, same‑hospital salaries, wages and benefits expense decreased by 150 basis points to 46.2% in the nine months ended September 30, 2025 compared to the same period in 2024.
Supplies
Same‑hospital supplies expense increased by $41 million, or 7.5%, in the three months ended September 30, 2025 compared to the same period in 2024. This increase was driven by higher patient admissions and acuity, partially offset by our cost‑efficiency measures. Same‑hospital supplies expense as a percentage of net operating revenues in the three months ended September 30, 2025 was consistent with the same period in 2024.
Same‑hospital supplies expense increased by $103 million, or 6.2%, in the nine months ended September 30, 2025 compared to the same period in 2024. This increase was driven by the same factors described above. Same‑hospital supplies expense as a percentage of net operating revenues in the nine months ended September 30, 2025 was consistent with the same period in 2024.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $53 million, or 6.2%, in the three months ended September 30, 2025 compared to the same period in 2024. This change was primarily attributable to increases in our medical fees; malpractice expense; and professional and consulting fees during 2025. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 10 basis points to 23.0% for the three months ended September 30, 2025 compared to 23.1% for the three months ended September 30, 2024.
Same‑hospital other operating expenses increased by $132 million, or 5.1%, in the nine months ended September 30, 2025 compared to the same period in 2024. This change was primarily attributable to increases in our medical fees; professional and consulting fees; and software costs. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 30 basis points to 22.9% for the nine months ended September 30, 2025 compared to 23.2% for the nine months ended September 30, 2024.
Ambulatory Care Segment
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
Net operating revenues	$1,275	$1,139	11.9%	$3,739	$3,275	14.2%
Equity in earnings of unconsolidated affiliates	$63	$61	3.3%	$176	$175	0.6%
Salaries, wages and benefits	$316	$310	1.9%	$925	$831	11.3%
Supplies	$337	$284	18.7%	$987	$857	15.2%
Other operating expenses, net	$193	$167	15.6%	$557	$482	15.6%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $136 million, or 11.9%, during the three months ended September 30, 2025 compared to the same period in 2024. The change was driven by a $72 million increase in same‑facility net operating revenues, due primarily to growth in our case volumes and higher net revenue per case, as well as a $64 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities.
Net operating revenues increased by $464 million, or 14.2%, during the nine months ended September 30, 2025 compared to the same period in 2024. The change was driven by a $241 million increase in same‑facility net operating revenues, reflecting higher net revenue per case, as well as a $223 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $6 million, or 1.9%, during the three months ended September 30, 2025 compared to the same period in 2024. This change was driven by a $14 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities, and a decrease of $8 million in same‑facility salaries, wages and benefits expense. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 24.8% for the three months ended September 30, 2025 from 27.2% for the same period in 2024.
Salaries, wages and benefits expense increased by $94 million, or 11.3%, during the nine months ended September 30, 2025 compared to the same period in 2024. This change was driven by a $70 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities, and an increase of $24 million in same‑facility salaries, wages and benefits expense. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 24.7% for the nine months ended September 30, 2025 from 25.4% for the same period in 2024.

Supplies
Supplies expense increased by $53 million, or 18.7%, during the three months ended September 30, 2025 compared to the same period in 2024. The change was driven by a $30 million increase in same‑facility supplies expense, due primarily to growth in our case volumes and higher patient acuity, and a $23 million increase related to our recent acquisitions, net of the impact of the closure and sale of certain facilities. Supplies expense as a percentage of net operating revenues increased to 26.4% for the three months ended September 30, 2025 from 24.9% for the same period in 2024.
Supplies expense increased by $130 million, or 15.2%, during the nine months ended September 30, 2025 compared to the same period in 2024. The change was driven by a $74 million increase in same‑facility supplies expense, due primarily to higher patient acuity, and a $56 million increase related to our recent acquisitions, net of the impact of the closure and sale of certain facilities. Supplies expense as a percentage of net operating revenues increased to 26.4% for the nine months ended September 30, 2025 from 26.2% for the same period in 2024.
Other Operating Expenses, Net
Other operating expenses increased by $26 million, or 15.6%, during the three months ended September 30, 2025 compared to the same period in 2024. The change was driven by a $13 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities, and a $13 million increase in same‑facility other operating expenses. Other operating expenses as a percentage of net operating revenues increased to 15.1% for the three months ended September 30, 2025 from 14.8% for the same period in 2024.
Other operating expenses increased by $75 million, or 15.6%, during the nine months ended September 30, 2025 compared to the same period in 2024. The change was driven by a $53 million increase from our recent acquisitions, net of the impact of the closure and sale of certain facilities, and a $22 million increase in same‑facility other operating expenses. Other operating expenses as a percentage of net operating revenues increased to 14.9% for the nine months ended September 30, 2025 from 14.6% for the nine months ended September 30, 2024.
Facility Growth
The following table presents the year-over-year changes in our revenue and cases on a same‑facility systemwide basis:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net revenues	8.3%	7.5%
Cases	2.1%	(0.2)%
Net revenue per case	6.1%	7.7%
Facility Acquisitions and Investment
During the nine months ended September 30, 2025, we commenced operations at four de novo ASCs. In the same period, we paid an aggregate of $257 million to acquire controlling ownership interests in 21 ASCs and one surgical hospital in which we previously held no investment, as well as eight facilities that were previously unconsolidated. We also acquired a non-controlling ownership interest in an ASC located in New Jersey and ceased operations or disposed of 14 ASCs during the period.

Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents our impairment and restructuring charges, and acquisition‑related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated:
Impairment charges	$10	$—	$13	$2
Restructuring charges	8	10	33	42
Acquisition-related costs	5	9	20	31
Total impairment and restructuring charges, and acquisition-related costs	$23	$19	$66	$75

By segment:
Hospital Operations	$16	$7	$35	$37
Ambulatory Care	7	12	31	38
Total impairment and restructuring charges, and acquisition-related costs	$23	$19	$66	$75
Restructuring charges during the three months ended September 30, 2025 included $3 million related to the transition of various administrative functions to our GBC, $2 million of contract and lease termination fees, $1 million of employee severance costs, $1 million of legal costs related to the sale of certain businesses and $1 million of other restructuring costs. Impairment charges incurred during the three months ended September 30, 2025 primarily related to the write-down of our investment in an unconsolidated affiliate. During the three months ended September 30, 2024, restructuring charges consisted of $3 million of employee severance costs, $3 million related to the transition of various administrative functions to our GBC, $1 million of legal costs related to the sale of certain businesses and $3 million of other restructuring costs.
Restructuring charges during the nine months ended September 30, 2025 included $12 million of contract and lease termination fees, $10 million related to the transition of various administrative functions to our GBC, $5 million of employee severance costs, $4 million of legal costs related to the sale of certain businesses and $2 million of other restructuring costs. Impairment charges incurred during the nine months ended September 30, 2025 primarily related to the write-down of our investment in an unconsolidated affiliate. Restructuring charges during the nine months ended September 30, 2024 consisted of $15 million of legal costs related to the sale of certain businesses, $9 million of employee severance costs, $8 million related to the transition of various administrative functions to our GBC and $10 million of other restructuring costs.
Acquisition-related costs consisted entirely of transaction costs for all of the periods in the table above.
Litigation and Investigation Costs (Benefit)
Litigation and investigation costs (benefit) totaled $(11) million and $34 million during the three and nine months ended September 30, 2025, respectively, and $9 million and $18 million for the same periods in 2024, respectively. During the three months ended September 30, 2025, we received proceeds of $28 million from the settlement of two legal matters.
Net Gains on Sales, Consolidation and Deconsolidation of Facilities
We recorded net gains from the sale, consolidation and deconsolidation of facilities totaling $20 million and $4 million during the three and nine months ended September 30, 2025, respectively. During the three months ended September 30, 2025, we recorded gains of $21 million related to the consolidation of certain facilities by our Ambulatory Care Segment and net losses of $1 million related to other activity. During the nine-month period, we recorded net losses of $12 million related to the consolidation of certain facilities by our Ambulatory Care segment, partially offset by a gain of $10 million related to post‑closing adjustments from the divestiture of the AL Hospitals, net gains of $4 million from the sale of facilities by our Ambulatory Care segment and net gains of $2 million related to other activity.
We recorded gains from the sale, consolidation and deconsolidation of facilities totaling $348 million and $2.906 billion during the three and nine months ended September 30, 2024, respectively. Gains recognized during the three‑month period primarily consisted of a gain of $357 million recognized from our divestiture of the AL Hospitals. During the nine months ended September 30, 2024, we also recognized a gain of $1.677 billion related to our sale of the SC Hospitals, a gain of $527 million from the sale of the OCLA CA Hospitals, a gain of $271 million from our sale of the Central CA Hospitals and a gain of $43 million from the sale of three ASCs by our Ambulatory Care segment.
Interest Expense
Interest expense for the three and nine months ended September 30, 2025 was $206 million and $616 million, respectively, compared to $202 million and $623 million, respectively, for the same periods in 2024.
Loss from Early Extinguishment of Debt
We did not incur any losses related to the early extinguishment of debt during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we recorded losses of $8 million related to our redemption of our 4.875% senior secured first lien notes due 2026 in advance of their maturity date. This loss derived from the write‑off of unamortized issuance costs associated with these notes.
Income Tax Expense
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tax expense at statutory federal rate of 21%	$149	$194	$445	$965
State income taxes, net of federal income tax benefit	23	66	78	291
Tax benefit attributable to noncontrolling interests	(50)	(44)	(144)	(128)
Nondeductible goodwill	—	33	—	161
Stock-based compensation tax benefit	(1)	(1)	(6)	(7)
Changes in valuation allowance	6	2	—	(176)
Other items	6	(9)	23	(5)
Income tax expense	$133	$241	$396	$1,101
The enactment of the OBBBA resulted in significant changes to the U.S. federal tax code. We do not believe it will have a material impact on current year tax expense. Taxable income and current tax liability will be reduced due to the reinstatement of 100% bonus depreciation and changes to business interest deduction limitations. Under section 740 of the Accounting Standards Codification, the effects of the tax law changes are recognized in the period of enactment, which is the three months ending September 30, 2025.
Income before income taxes for the three months ended September 30, 2025 and 2024 was $712 million and $922 million, respectively, and $2.119 billion and $4.593 billion for the nine months ended September 30, 2025 and 2024, respectively. The change in our valuation allowance during the three months ended September 30, 2025 was related to state interest expense limitations and changes in the realizability of deferred tax assets. The change in our valuation allowance during the nine months ended September 30, 2025 was related to state interest expense limitations and changes in the realizability of deferred tax assets. The increase in our valuation allowance during the three months ended September 30, 2024 was related to state interest limitations and the utilization of interest expense carryforwards. The decrease in our valuation allowance during the nine months ended September 30, 2024 was primarily related to the utilization of interest expense carryforwards primarily due to gains from sales of facilities and state interest limitations.
Net Income Available to Noncontrolling Interests
The table below presents net income available to noncontrolling interests by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hospital Operations	$37	$35	$115	$109
Ambulatory Care	200	174	572	501
Total net income available to noncontrolling interests	$237	$209	$687	$610

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
Long-Term Debt
Interest payments, net of capitalized interest, were $499 million and $555 million in the nine months ended September 30, 2025 and 2024, respectively.
Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities, hospital expansion focused on higher acuity services, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new facilities, and various other capital improvements. Capital expenditures were $646 million and $601 million in the nine months ended September 30, 2025 and 2024, respectively. We anticipate that our capital expenditures for the year ending December 31, 2025 will total approximately $875 million to $975 million, including $127 million that was accrued as a liability at December 31, 2024.
We made income tax payments, net of tax refunds, of $329 million during the nine months ended September 30, 2025 and $308 million during the nine months ended September 30, 2024.
SOURCES AND USES OF CASH
Our liquidity for the nine months ended September 30, 2025 was primarily derived from net cash provided by operating activities and cash on hand. Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $2.809 billion in the nine months ended September 30, 2025 compared to $2.378 billion in the nine months ended September 30, 2024. Key factors contributing to the change between the 2025 and 2024 periods included the following:
•An increase in net income before interest; taxes; depreciation and amortization; and losses from early extinguishment of debt of and other non-operating income, net of $436 million;
•Interest payments that were $56 million lower in the 2025 period;
•An increase in income tax payments of $21 million; and
•The timing of working capital items.
Net cash used in investing activities was $886 million during the nine months ended September 30, 2025 compared to net cash provided by investing activities of $3.801 billion during the nine months ended September 30, 2024. The primary factors contributing to the change between the 2025 and 2024 periods were: (1) the 2024 period included proceeds of $4.965 billion, primarily from the sales of the Divested Hospitals during 2024; (2) a $258 million decrease in purchases of businesses or joint venture interests in the 2025 period; and (3) capital expenditures that were $45 million higher during the nine months ended September 30, 2025 compared to the same period in 2024.
Net cash used in financing activities was $1.967 billion and $3.313 billion during the nine months ended September 30, 2025 and 2024, respectively. The primary factors contributing to the change between the 2025 and 2024 periods were: (1) the nine‑month period in 2024 included our redemption of all $2.100 billion aggregate principal amount then‑outstanding of our 4.875% senior secured first lien notes due 2026 in advance of their maturity date; (2) we made payments totaling $1.188 billion to repurchase 7,829 thousand shares of our common stock under our share repurchase program during 2025, an increase of $516 million over the same period in 2024; (3) during the nine months ended September 30, 2024, we received advances totaling $342 million from managed care payers; and (4) we completed our repayment of these advances during 2025, resulting in a decrease in payments of $127 million.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At September 30, 2025, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit. At September 30, 2025, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables and inventory, $1.500 billion was available for borrowing under the Credit Agreement at September 30, 2025. We were in compliance with all covenants and conditions in our Credit Agreement at September 30, 2025.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At September 30, 2025, we were in compliance with all covenants and conditions in the LC Facility, and we had $104 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At September 30, 2025, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from February 2027 through November 2031.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at September 30, 2025. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$29	$73	$3,127	$3,148	$1,434	$5,455	$13,266	$13,195
Average effective interest rates	7.2%	7.1%	5.8%	5.9%	4.3%	6.0%	5.7%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2025 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase transactions completed during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
July 1 through July 31, 2025	598	$155.43	598	$1,688
August 1 through August 31, 2025	—	$—	—	$1,688
September 1 through September 30, 2025	—	$—	—	$1,688

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
ITEM 5. OTHER INFORMATION
(a) Other Information
On October 23, 2025, R. Scott Ramsey, our Senior Vice President & Controller (Principal Accounting Officer), informed us he plans to retire from his positions effective March 31, 2026. A national search is ongoing to identify his successor, who will be directly mentored and onboarded by Mr. Ramsey as part of the transition process.
(c) Trading Plans
During the three months ended September 30, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of the SEC’s Regulation S-K.

ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed (or, in the case of Exhibit 32, furnished) with this report:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Supplemental Indenture to Thirty-Ninth Supplemental Indenture, dated as of August 25, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.125% Senior Secured First Lien Notes due 2030

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: October 28, 2025	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)