Form 10-K
period 2025-12-31
TENET HEALTHCARE CORP
filed 2026-02-17
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025
OR
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

As of June 30, 2025, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $12.2 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on that date. As of January 30, 2026, there were 86,963 shares (in thousands) of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2026 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.
ITEM 1. BUSINESS
OVERVIEW
Tenet Healthcare Corporation (“Tenet”) is a diversified healthcare services company with its headquarters in Dallas, Texas, and a Global Business Center (“GBC”) in the Philippines that supports various enterprise-wide administrative functions. We operate our expansive, nationwide care delivery network through direct and indirect subsidiaries, as well as downstream partnerships and joint ventures; the terms “we,” “our” and “us,” as used in this report and unless otherwise stated or indicated by the context, refer to Tenet and these entities. Our business is organized into two separate reporting segments – Hospital Operations and Services (“Hospital Operations”) and Ambulatory Care.
At December 31, 2025, our Hospital Operations segment was comprised of: (1) 50 acute care and specialty hospitals, a network of employed physicians, and 132 outpatient facilities, including urgent care centers (each, a “UCC”), imaging centers, off-campus hospital emergency departments (“EDs”) and micro‑hospitals; and (2) the revenue cycle management and value‑based care services we provide to hospitals, health systems, physician practices, employers and other clients through Conifer Health Solutions, LLC. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (together with its subsidiaries, “USPI”), which held ownership interests in 533 ambulatory surgery centers (each, an “ASC”) and 26 surgical hospitals at December 31, 2025. Additional information about our reporting segments is provided below; statistical data for the segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report (“MD&A”).
OPERATIONS
In 2025, we continued to strengthen our organization and expand the care we provide while remaining committed to quality, safety and operational excellence. We enhanced access to higher-acuity services in our communities, advanced ambulatory surgery care, invested in state-of-the-art technology and facilities, and welcomed new team members and physician partners. In September 2025, we opened the newly constructed, 54-bed Florida Coast Medical Center in Port St. Lucie, Florida. This acute care hospital offers specialized services, including advanced cardiac care, diagnostic services, an emergency care department, general surgery, neurosciences, orthopedics, robotics and urology.
HOSPITAL OPERATIONS AND SERVICES SEGMENT
Our subsidiaries operated 50 acute care and specialty hospitals serving primarily urban and suburban communities in eight states at December 31, 2025. We had sole ownership of 46 of these hospitals, two were owned by entities that are majority owned by a Tenet subsidiary, and two were owned by third parties and leased by our wholly owned subsidiaries.
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

The following table lists, by state, the hospitals wholly owned, operated as part of a joint venture, or leased and operated by our wholly owned subsidiaries at December 31, 2025:

Hospital	Location	Licensed Beds	Status
Arizona
Abrazo Arizona Heart Hospital(1)	Phoenix	59	Owned
Abrazo Arrowhead Campus	Glendale	229	Owned
Abrazo Central Campus	Phoenix	206	Owned
Abrazo Scottsdale Campus	Phoenix	120	Owned
Abrazo West Campus	Goodyear	216	Owned
Holy Cross Hospital(2)	Nogales	25	Owned
St. Joseph’s Hospital	Tucson	451	Owned
St. Mary’s Hospital	Tucson	400	Owned

California
Desert Regional Medical Center(3)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Hi-Desert Medical Center(4)	Joshua Tree	179	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
San Ramon Regional Medical Center(5)	San Ramon	123	JV/Owned

Florida
Delray Medical Center	Delray Beach	536	Owned
Florida Coast Medical Center	Port Saint Lucie	54	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	199	Owned
St. Mary’s Medical Center	West Palm Beach	413	Owned
West Boca Medical Center	Boca Raton	195	Owned

Massachusetts
MetroWest Medical Center – Framingham Union Campus	Framingham	136	Owned
MetroWest Medical Center – Leonard Morse Campus(1)	Natick	103	Owned
Saint Vincent Hospital	Worcester	290	Owned

Michigan
Children’s Hospital of Michigan	Detroit	264	Owned
Detroit Receiving Hospital	Detroit	273	Owned
Harper University Hospital	Detroit	434	Owned
Huron Valley-Sinai Hospital	Commerce Township	158	Owned
Hutzel Women’s Hospital	Detroit	114	Owned
Rehabilitation Institute of Michigan(1)	Detroit	69	Owned
Sinai-Grace Hospital	Detroit	404	Owned

South Carolina
Piedmont Medical Center	Rock Hill	294	Owned
Piedmont Medical Center Fort Mill	Fort Mill	100	Owned

Tennessee
Saint Francis Hospital	Memphis	479	Owned
Saint Francis Hospital – Bartlett	Bartlett	196	Owned

Hospital	Location	Licensed Beds	Status
Texas
Baptist Medical Center	San Antonio	607	Owned
The Hospitals of Providence East Campus	El Paso	218	Owned
The Hospitals of Providence Memorial Campus	El Paso	486	Owned
The Hospitals of Providence Rehabilitation Hospital East(1)	El Paso	36	JV/Owned
The Hospitals of Providence Sierra Campus	El Paso	306	Owned
The Hospitals of Providence Transmountain Campus	El Paso	114	Owned
Mission Trail Baptist Hospital	San Antonio	114	Owned
Nacogdoches Medical Center	Nacogdoches	161	Owned
North Central Baptist Hospital	San Antonio	443	Owned
Northeast Baptist Hospital	San Antonio	351	Owned
Resolute Baptist Hospital	New Braunfels	128	Owned
St. Luke’s Baptist Hospital	San Antonio	287	Owned
Valley Baptist Medical Center	Harlingen	586	Owned
Valley Baptist Medical Center – Brownsville	Brownsville	240	Owned
Westover Hills Baptist Hospital	San Antonio	92	Owned
Total Licensed Beds		12,494

(1)Specialty hospital.
(2)Designated by the Centers for Medicare & Medicaid Services (“CMS”) as a critical access hospital.
(3)Current lease expires on May 30, 2027. In December 2024, we entered into a new lease-purchase agreement with a term of May 31, 2027 through May 30, 2057; in accordance with the provisions of the agreement, we will take ownership of the hospital at the end of the term.
(4)Lease expires in July 2045.
(5)Owned by a limited liability company formed as part of a joint venture with John Muir Health, a not‑for‑profit health system in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the entity at December 31, 2025, and John Muir Health owned a 49% interest.
Information regarding the utilization of licensed beds and other operating statistics at December 31, 2025 and 2024 can be found in MD&A.
Our Hospital Operations segment also included 132 outpatient centers at December 31, 2025, primarily freestanding UCCs (nearly all of which are jointly owned with and managed by NextCare in Arizona), provider‑based and freestanding imaging centers, off-campus hospital EDs and micro‑hospitals. Approximately 74% of the outpatient centers in our Hospital Operations segment at December 31, 2025 were in Arizona and Texas. Strong concentrations of facilities within operating areas may help us expand our managed care payer network, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental, competitive or other condition (including an epidemic or outbreak of an infectious disease) occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.
In addition to the hospitals and outpatient facilities discussed above, our Hospital Operations segment includes physician practices and other associated healthcare businesses, as well as the revenue cycle management and value‑based care services we offer through Conifer Health Solutions. At December 31, 2025, we owned 76.2% of Conifer Health Solutions, and CommonSpirit Health held a 23.8% ownership position. In January 2026, we completed a strategic transaction with CommonSpirit Health that, among other key terms, allowed us to return to full ownership of Conifer Health Solutions effective January 1, 2026. The term “Conifer,” as used in Part I of this report and unless otherwise stated or indicated by the context, refers to that entity and its direct and indirect wholly owned subsidiaries.
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

At December 31, 2025, we provided one or more of the business process services described above to approximately 600 Tenet and non‑Tenet hospitals and other clients nationwide. Tenet and CommonSpirit Health facilities represented approximately 44% of these clients, and the remainder were unaffiliated health systems, hospitals, physician practices, self‑insured organizations, health plans and other entities.
AMBULATORY CARE SEGMENT
We acquire and develop the facilities in our Ambulatory Care segment primarily through the formation of joint ventures with physicians and/or health system partners. USPI holds ownership interests in the facilities and operates the facilities on a day‑to‑day basis through management services contracts. We structure our joint ventures and adopt staffing, scheduling, and clinical systems and protocols with the goals of increasing physician productivity and satisfaction. At December 31, 2025, USPI held ownership interests in 533 ASCs and 26 surgical hospitals in 37 states.
USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; pain management; otolaryngology (ear, nose and throat); ophthalmology; and urology.
We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in surgical techniques, medical technology and anesthesia, as well as the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in the outpatient setting will continue to increase over time. For these reasons, we remain focused on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth in physician relationships and service lines, construction of new outpatient centers and strategic partnerships. Detailed information about our Ambulatory Care acquisition and development activity in the year ended December 31, 2025 can be found in MD&A.
REAL PROPERTY
The locations of our acute care and specialty hospitals and the number of licensed beds at each at December 31, 2025 are presented in the table beginning on page 2. The locations of USPI’s surgical hospitals and ASCs are reflected on the map above. We lease the majority of our outpatient facilities in both our Hospital Operations segment and our Ambulatory Care segment, and our physician practices also lease space in medical office buildings. These leases typically have initial terms ranging from five to 10 years, and most of the leases contain options to extend the lease periods. In addition, our subsidiaries own some medical office buildings located on, or nearby, our hospital campuses.
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
Although we have no contractual relationship with most of the physicians who practice at our hospitals and outpatient centers, we own hundreds of physician practices, and our subsidiaries employ (where permitted by state law) or otherwise affiliate with over a thousand physicians. Our ability to employ physicians is closely regulated, with a number of states prohibiting the corporate practice of medicine or otherwise regulating what types of entities may employ physicians, and we structure our arrangements with healthcare providers to comply with these state laws.
In 2025, we continued to experience challenges in recruiting and retaining physicians. In some of the regions where we operate, physician recruitment and retention are affected by a shortage of qualified physicians in certain higher-demand clinical service lines and specialties. Moreover, we continue to refine our physician base and provider programs to focus on experienced, high-quality and collaborative specialists.
EMPLOYEES
We believe each employee across our network has a role integral to our mission, which is to provide quality, compassionate care in the communities we serve. At December 31, 2025, we employed nearly 100,000 people (of which approximately 23% were part‑time and on-call employees) in our two reporting segments, as follows:

Hospital Operations	75,000
Ambulatory Care	24,000
Total	99,000
We had employees in all 50 U.S. states and the District of Columbia, as well as approximately 5,600 GBC employees providing support across our entire network, at December 31, 2025. Approximately 31% of our employees are nurses.
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
Human Resources Practices—We have established – and periodically enhance and refine – a comprehensive set of practices for recruiting, managing and optimizing the human resources of our organization. We seek to recruit and retain qualified employees across all demographics; to conduct fair and open competition; and to select and advance employees based on their knowledge, skills, abilities and performance. In many cases, we utilize objective benchmarking and other tools in our efforts in such areas as organizational effectiveness, engagement, voluntary turnover and staffing efficiencies.
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
Culture—We continue to focus on fostering an engaging culture through the hiring, advancement and retention of a workforce and leadership teams that represent the communities we serve. We have a Community Healthcare Engagement Council, which consists of leaders representing different facets of our enterprise, to support our efforts in the areas of recruiting, talent development, new‑hire mentoring, community partnerships and educational opportunities. The Council works to provide tools, guidelines and training with respect to best practices in these areas.
Competition; Staffing and Labor Trends—Our operations are dependent on the availability, efforts, abilities and experience of management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, among others. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience shortages of advanced practice clinicians and critical‑care nurses in certain disciplines and geographic areas.
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
As a result of the aforementioned challenges, as well as inflationary pressures, we have been, and we may continue to be, required to enhance wages and benefits to recruit and retain experienced employees, pay premiums above standard compensation for essential workers, or hire more expensive temporary or contract employees, which we also compete with other healthcare providers to secure. In response, we have made greater investments in education and training for newly licensed medical support personnel. We also continue to work within our communities to increase access to healthcare programs and careers, including at our Baptist School of Health Professions in San Antonio and through our nationwide nursing extern and immersion program, which provides students with relevant hands-on training prior to graduation. Through these efforts, we have streamlined onboarding and training time of some of our new nurses, and we have reduced certain of our expenses related to new-hire training.
Union Activity and Labor Relations—At December 31, 2025, approximately 20% of the employees in our Hospital Operations segment were represented by labor unions. None of the employees in our Ambulatory Care segment belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 27 of our hospitals, the majority of which are in California, Florida and Michigan. Organizing activities by labor unions could increase our level of union representation in future periods, which could impact our labor costs.
We regularly engage with labor representatives regarding terms and conditions of employment for unionized staff, including, where applicable, through collective bargaining processes. In collective bargaining, unions may present proposals related to staffing levels, recruitment and retention. We bargain in good faith over mandatory subjects of bargaining and evaluate proposals in light of operational considerations and applicable legal requirements.
When we are negotiating collective bargaining agreements with unions (whether such agreements are renewals or first contracts), work stoppages and strikes may be threatened or occur. Although relatively uncommon, extended strikes have had, and could in the future have, an adverse effect on our patient volumes, net operating revenues and labor costs at individual hospitals or in local markets.

Nurse Staffing—We routinely assess nurse staffing levels and recruiting efforts based on patient care needs, operational requirements and market conditions. These assessments include consideration of factors such as patient volumes and acuity, service line growth and capacity, turnover and vacancy data, local and regional labor market conditions, and competitive compensation and benefit practices. We also monitor broader industry trends and developments that may affect the availability and cost of nursing labor. Staffing and recruiting decisions are made in accordance with our operational needs, financial considerations, and commitment to patient care, quality and safety. While we seek to attract and retain qualified nursing staff, staffing levels and recruiting outcomes may be affected by external market factors that are outside of our control.
In California, our acute care hospitals are required to maintain minimum nurse‑to‑patient staffing ratios, which impacts our labor costs. Moreover, from time to time, we are required to limit admissions if we do not have the necessary number of nurses available to meet the required ratios, which has a corresponding adverse effect on our revenues.
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
In addition, we continue to focus on expanding our ambulatory care business and operating our outpatient centers with improved accessibility and more convenient service for patients, increased predictability and efficiency for physicians, and (for most services) lower costs for payers and patients than would be incurred with a hospital visit. We believe that driving performance through operational effectiveness, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, and growing our higher‑demand clinical service lines, among other strategies, will help us address competitive challenges.
We also recognize that our future success depends, in part, on our ability to maintain and renew our existing managed care contracts and enter into new managed care contracts on competitive terms. To bolster our competitive position, we have sought to include all of our hospitals, outpatient centers and physician practices in the related geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks. Moreover, we continue to engage in contracting strategies that create shared value with payers and patients.
The market for our revenue cycle management services is also competitive. To be successful, we must respond more quickly and effectively than our competitors to new or changing opportunities, technologies, standards, regulations and client requirements.
HEALTHCARE REGULATION AND LICENSING
OVERVIEW
Like others in the healthcare industry, we are subject to an extensive and complex framework of government regulation at the federal, state and local levels. These legal and regulatory standards relate to, among other topics: ownership and operation of facilities and physician practices; licensure, certification and enrollment in government programs; the necessity, quality and adequacy of medical care; quality of medical equipment and services; relationships with and qualifications of physicians and employees; operating conduct, policies and procedures; screening, stabilization and transfer of individuals who have emergency medical conditions; rate-setting, billing and coding for services; the preparation and filing of cost reports; the handling of overpayments; contractual arrangements; relationships with referral sources and referral recipients; privacy and security; maintenance of adequate records; effective and efficient utilization of government program resources; construction, acquisition, expansion and closure of healthcare facilities or services; environmental protection; compliance with fire prevention and building codes; debt collection; and communications with patients and consumers. In addition, various permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our facilities are also subject to periodic inspection by governmental and other authorities to determine their compliance with applicable regulations, as well as the standards necessary for licensing and accreditation.
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
The potential consequences for failing to comply with applicable laws, rules and regulations include (1) required refunds of previously received government program payments, (2) the assessment of civil monetary penalties, including treble damages, (3) fines, which could be significant, (4) the imposition of operational restrictions, (5) exclusion from participation in federal healthcare programs and (6) criminal sanctions, including sanctions against current or former employees. Our Medicare and Medicaid payments may be suspended pending even an investigation of what the government determines to be a credible allegation of fraud. Any of the aforementioned consequences could have a material adverse effect on our business, financial condition, results of operations or cash flows.

RECENT AND POTENTIAL FUTURE CHANGES TO HEALTHCARE POLICY
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The expansion of Medicaid in 40 states and the District of Columbia is currently financed through:
•negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and
•reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and, under current law, are scheduled to commence for Medicaid payments on October 1, 2027.
Of the eight states in which we operate acute care and specialty hospitals, four have taken action in accordance with the Affordable Care Act to expand their Medicaid programs; however, over half of our licensed beds at December 31, 2025 were located in four states, namely Florida, South Carolina, Tennessee and Texas, that have not expanded Medicaid under the law.
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
Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and provided enhanced premium tax credits (“EPTCs”) to eligible individuals purchasing Affordable Care Act coverage through state and federal health insurance marketplaces – all of which led to higher enrollment numbers, particularly in states that have not expanded Medicaid. Certain of these provisions expired at the end of 2025, resulting in significant increases in health insurance premiums. Such increases have led to decreases in enrollment and insurance coverage, and are expected to cause a corresponding rise in the uninsured or a shift of individuals from commercial coverage to government program coverage or other more limited coverage alternatives beginning in 2026. As such, we may experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.
The impact of The One Big Beautiful Bill Act (“OBBBA”), which was enacted in July 2025, is expected to be far‑reaching, with significant implications for states, their healthcare programs and consumers. Key provisions, the most consequential of which are set to take effect beginning in 2027, include new Medicaid work requirements, caps on state-directed payments, limits on provider taxes, stricter eligibility checks, financial incentives for accurate state administration and reforms to federal subsidies.
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
Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to reevaluate their financial plans for 2026 and beyond. The OBBBA’s legislative and forthcoming regulatory changes may result in material reductions to Medicaid payments, changes and reductions to Medicaid supplemental payment programs, and payment delays. Federal government denials or delayed approvals of state waiver applications or extension requests could also materially impact Medicaid funding levels, most significantly in those states that have expanded Medicaid.
At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future business, financial condition or results of operations, however, we may experience decreased payments (including supplemental payments) from Medicare, Medicaid and other government programs, as well as delays in the timing of payments to our facilities.

We also cannot predict whether or how Congress may further extend or modify provisions of or relating to the Affordable Care Act, the OBBBA or other laws affecting the healthcare industry generally, nor can we predict how government agencies or the current administration might further influence, promulgate or implement rules, regulations or executive orders that affect the healthcare industry directly or indirectly.
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
ANTIFRAUD AND ABUSE LAWS
Numerous federal statutes, and the regulations implementing them, govern our participation in the Medicare and Medicaid payment programs, including:
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
Application to Our Operations—We regularly enter into financial arrangements with physicians and other clinicians in a manner we believe complies with the Anti‑kickback Statute, the Stark law, and other applicable antifraud and abuse laws. At December 31, 2025, the majority of the surgical hospitals and ASCs in our Ambulatory Care segment were owned by joint ventures with physicians and/or health systems. In addition, we have contracts with physicians and non‑physician referral sources providing for a variety of financial arrangements, including employment agreements, leases and professional service contracts, such as medical director agreements. We also provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs.
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
CERTIFICATE OF NEED REQUIREMENTS
Some states require state approval for construction, acquisition and closure of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates or determinations of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Approximately 27% of our licensed hospital beds are located in four states (namely, Massachusetts, Michigan, South Carolina and Tennessee) that currently require a form of state approval under certificate of need programs applicable to acute care hospitals. (In 2023, South Carolina enacted a law that sunsets its hospital certificate of need program effective January 1, 2027.) Certificate of need programs apply to ASCs in over 40% of the states where we have such facilities, as well as to our surgical hospital in Tennessee.

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
ENVIRONMENTAL MATTERS
Our healthcare operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be discarded in compliance with statutes and regulations that vary from state to state. In addition, our operating expenses could be adversely affected if legal and regulatory developments related to environmental matters result in increased energy or other costs. Moreover, we could be affected by natural disasters, weather‑related events and other environmental issues to the extent such issues adversely affect the general economy or the communities where our facilities are located. At this time, we do not believe that the costs of complying with environmental laws will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2025.
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
Antitrust enforcement in the healthcare industry is a priority of the U.S. Federal Trade Commission (“FTC”) and analogous state regulatory agencies. In recent years, the FTC has filed multiple administrative complaints and public comments challenging hospital and other healthcare transactions in several states. The FTC has focused its enforcement efforts on preventing hospital transactions that may, in the government’s view, leave insufficient local options for patient services, which could result in higher costs to consumers. In addition, the FTC has given increased attention to the effect of combinations involving other healthcare providers, including physician practices, as well as to the use of restrictive covenants that limit the ability of owners, employees and others to engage in certain competitive activities. The FTC has also entered into numerous consent decrees in the past several years settling allegations of price‑fixing among providers. Moreover, a number of states, including California and Massachusetts, have enacted antitrust laws requiring state agency notification and review of proposed healthcare industry transactions that are below federal reporting thresholds. California has also passed legislation restricting certain activities of healthcare providers that are owned by for-profit entities; other states may adopt similar measures. We cannot predict the impact of these laws on our ability to complete transactions in the related states.
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
Many states also regulate the billing and collection practices of creditors who collect their own debt, as well as the companies a creditor engages to bill and collect from consumers on the creditor’s behalf. These state regulations may be more stringent than the FDCPA. In addition, state regulations may be specific to medical billing and collections or the same or similar to state regulations applicable to third‑party collectors. Certain of the accounts receivable Conifer or its billing and servicing subsidiary, PSS Patient Solution Services, LLC, manages for its clients are subject to these state regulations.
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
LAWS, REGULATIONS AND OTHER MATTERS AFFECTING OUR GBC
Our GBC operations in the Philippines are subject to certain U.S. healthcare industry-specific requirements, as well as U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. One such law, the Foreign Corrupt Practices Act (“FCPA”), regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices, and requires that they maintain records that fairly and accurately reflect transactions and appropriate internal accounting controls. FCPA enforcement actions continue to be a high priority for the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice. Our failure to comply with the FCPA could result in the imposition of fines and other civil and criminal penalties, which could be significant. Moreover, our offshore operations could expose us to foreign political and economic instability, compliance and regulatory challenges, and natural disasters not typically experienced in the United States, such as volcanic activity and tsunamis.
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
INSURANCE
We maintain captive insurance companies to self‑insure for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. Commercial insurance is subject to per‑claim and policy period aggregate limits. If the policy period aggregate limit of any of these policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under our professional and general liability insurance policies will be funded from our working capital or other sources of liquidity.
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
We also purchase property, business interruption, cyber-liability and other insurance coverage from third parties. Our commercial insurance does not cover all claims against us and may not offset the financial impact of a material loss event. The rise in the number and severity of hurricanes, wildfires, tornadoes and other events has led to higher insurance premiums and reductions in coverage for property owners and tenants. Commercial insurance may not continue to be available at a reasonable cost for us to maintain at adequate levels in the future. In addition, insurance intended to reduce our exposure to losses related to cybersecurity risks and cyber-attacks may not be sufficient or available to limit or offset the financial impact of a material loss caused by such risks or events, and certain expenses may not be covered by our insurance. Moreover, the occurrence of cybersecurity incidents and the continued and elevated risk of attacks (including ransomware), system and data breaches, and other disruptions to information technology systems in the current environment have caused increases in our cyber insurance premiums and reductions in coverage. For further information regarding our insurance coverage, see Note 16 to our Consolidated Financial Statements.
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
•The impacts on our business from the enactment, amendment or expiration of statutes and regulations affecting the healthcare industry; potential reductions to health insurance coverage and enrollment levels and Medicare and Medicaid payment rates; changes in reimbursement practices or funding levels; or modification of Medicaid supplemental payment programs;
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
•The results of our efforts to use technology, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, and our ability to manage the risks associated with our current and potential future use of new and emerging technologies;
•Our ability to achieve operating and financial targets, develop and execute mitigation plans to offset, to the extent possible, impacts from the OBBBA and the expiration of EPTCs, attain expected levels of patient volumes and revenues, and identify and execute on measures designed to save or control costs or streamline operations;
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
•Potential delays, reductions or disruptions in payments from a prolonged government shutdown;
•Changes in accounting practices; and
•Other factors and risks referenced in this report and our other public filings.
Readers should keep in mind the risk factors and other cautionary statements in this report and not place undue reliance on forward-looking statements. Should one or more of the risks and uncertainties described in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statement. We specifically disclaim any obligation to revise or update any information contained in a forward‑looking statement or any forward‑looking statement in its entirety, except as required by law.
All forward‑looking statements attributable to us are expressly qualified in their entirety by this cautionary information.
ITEM 1A. RISK FACTORS
Our business is subject to a number of risks and uncertainties, many of which are beyond our control, that may cause our actual operating results or financial performance to be materially different from our expectations and make an investment in our securities risky. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. If one or more of the events discussed in this report were to occur, actual outcomes could differ materially from those expressed in or implied by any forward‑looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected; furthermore, the trading price of our common stock could decline and our shareholders could lose all or part of their investment. Additional risks and uncertainties not presently known, or currently deemed immaterial, may also constrain our business and operations.
Risks Related to Our Overall Operations
If we are unable to enter into, maintain and renew managed care contractual arrangements on competitive terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.
Our ability to enter into, maintain and renew favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans, as well as add new facilities to our existing agreements at contracted rates, significantly affects our revenues and operating results. For the year ended December 31, 2025, approximately 70%, or $9.696 billion, of our net patient service revenues for the hospitals and related outpatient facilities in our Hospital Operations segment was attributable to managed care payers, including Medicare and Medicaid managed care programs.
The ongoing trend toward consolidation among non‑government payers tends to increase their bargaining power over contract terms. Generally, we compete for these contracts on the basis of price, market reputation, geographic location, quality and range of services, caliber of the medical staff and convenience. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to managed care payer cost controls and reimbursement policies, or comply with the terms of our contracts, the payments we receive for our services may be reduced. Also, in recent years, we have increasingly experienced payment denials from and other administrative challenges with managed care payers, both prospectively and retroactively.
We currently have thousands of managed care contracts with various HMOs and PPOs; however, our top 10 managed care payers generated 69% of our managed care net patient service revenues for the year ended December 31, 2025. Because of this concentration, we may experience a short‑ or long‑term adverse effect on our net operating revenues if we cannot renew, replace or otherwise mitigate the impact of expired contracts with significant payers. Furthermore, material payment delays and disputes between us and significant managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows. At December 31, 2025, 67% of our Hospital Operations segment’s net accounts receivable was due from managed care payers.
In addition, managed care payers continue to seek to control healthcare costs by encouraging patients to use certain facilities in exchange for discounts from the facilities’ established charges, and through increased utilization reviews and greater enrollment in HMOs and PPOs. Any agreed-upon negotiated discount programs generally limit our ability to increase reimbursement rates to offset increasing costs. In addition, enrollment of individuals in high-deductible health plans has increased over the last decade. In comparison to traditional health plans, these plans have higher co-pays and deductibles due from patients, which subjects us to increased collection risk.
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

Recent and potential future changes to healthcare laws, regulations and policies could have an adverse effect on our business.
Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and provided EPTCs to eligible individuals purchasing Affordable Care Act coverage through state and federal health insurance marketplaces. Certain of these provisions expired at the end of 2025, resulting in significant increases in health insurance premiums. Such increases have led to decreases in enrollment and insurance coverage, and are expected to cause a corresponding rise in the uninsured or a shift of individuals from commercial coverage to government program coverage or other more limited coverage alternatives beginning in 2026. As such, we may experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.
Moreover, once the OBBBA is implemented, the Congressional Budget Office anticipates that millions of individuals could lose health insurance between now and 2034. At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future business, financial condition or results of operations, however, we may experience decreased payments (including supplemental payments) from Medicare, Medicaid and other government programs, as well as delays in the timing of payments to our facilities.
We also cannot predict whether or how Congress may further extend or modify provisions of or relating to the Affordable Care Act, the OBBBA or other laws affecting the healthcare industry generally, nor can we predict how government agencies or the current administration might further influence, promulgate or implement rules, regulations or executive orders that affect the healthcare industry directly or indirectly. Furthermore, we cannot predict the impact healthcare policy risks and uncertainties may have on the trading price of our common stock.
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
For the year ended December 31, 2025, approximately 15% and 11% of our net patient service revenues for the hospitals and related outpatient facilities in our Hospital Operations segment were from the Medicare program and various state Medicaid programs, respectively, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to:
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
Several states in which we operate continue to face budgetary challenges that have resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to reevaluate their financial plans for 2026 and beyond. The OBBBA’s legislative and forthcoming regulatory changes may result in material reductions to Medicaid payments, changes and reductions to Medicaid supplemental payment programs, and payment delays. Federal government denials or delayed approvals of state waiver applications or extension requests could also materially impact Medicaid funding levels, most significantly in those states that have expanded Medicaid.

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
We compete with system‑affiliated hospitals and healthcare companies, as well as health insurers and private equity companies, in recruiting physicians, acquiring physician practices and, where permitted by law, employing physicians. In 2025, we continued to experience challenges in recruiting and retaining physicians. In some of the regions where we operate, physician recruitment and retention are affected by a shortage of qualified physicians in certain higher-demand clinical service lines and specialties. Furthermore, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the federal Anti‑kickback Statute and Stark law, as well as other applicable antifraud and abuse laws and regulations. All arrangements with physicians must also be fair market value and commercially reasonable. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment, and facilities that meet the needs of those physicians and their patients, physicians may choose not to refer patients to our facilities, admissions and outpatient visits may decrease, and our operating performance may decline.
Our labor costs have been, and may continue to be, adversely affected by competition for staffing, the shortage of experienced nurses and other healthcare professionals, and labor union activity.
Our operations are dependent on the availability, efforts, abilities and experience of management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, among others. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the operation of our facilities. There is limited availability of experienced medical support personnel nationwide, which drives up the wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience shortages of advanced practice clinicians and critical‑care nurses in certain disciplines and geographic areas.
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
Increased labor union activity is another factor that can adversely affect our labor costs. At December 31, 2025, approximately 20% of the employees in our Hospital Operations segment were represented by labor unions. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 27 of our hospitals, the majority of which are in California, Florida and Michigan. Organizing activities by labor unions could increase our level of union representation in future periods. When we are negotiating collective bargaining agreements with unions (whether such agreements are renewals or first contracts), work stoppages and strikes may be threatened or occur. Extended strikes have had, and could in the future have, an adverse effect on our patient volumes, net operating revenues and labor costs at individual hospitals or in local markets.

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
Some competing healthcare facilities are owned by tax‑supported government agencies, and many others are owned by not‑for‑profit organizations that may have financial advantages not available to our facilities, including (1) support through endowments, charitable contributions and tax revenues, (2) access to tax‑exempt financing, (3) exemptions from sales, property and income taxes and (4) discounted prescription drug pricing. In addition, in certain areas where we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. The existence or absence of state laws that require findings of need for construction and expansion of healthcare facilities or services may also impact competition. In recent years, the number of freestanding specialty hospitals, surgery centers, EDs, imaging centers and UCCs in the geographic areas where we operate has increased significantly. Some of these facilities are physician‑owned.
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
In addition, we face competition from existing participants and new entrants to the revenue cycle management market, as well as from the internal revenue cycle management staff of hospitals and other healthcare providers. To be successful, we must respond more quickly and effectively than our competitors to new or changing opportunities, technologies, standards, regulations and client requirements. There can be no assurance that we will be successful in generating new client relationships, maintaining current relationships on favorable terms, growing service revenues from existing clients, or replacing contracts when they expire or are terminated, which could have a material adverse impact on our results of operations and financial condition.
We cannot predict the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease on our operations, financial condition and liquidity.
The emergence or outbreak of an infectious disease could adversely impact our patient volumes, service mix, revenue mix, operating expenses and net operating revenues in some markets or broadly across our enterprise, depending on how widespread the illness becomes. As with the COVID-19 pandemic, we could experience spikes in admissions at our hospitals, which may put a strain on our resources and personnel, and increased case cancellations in our Ambulatory Care segment. We have been required, and we may in the future be required, to temporarily reduce overall operating capacity or suspend certain services at individual facilities due to staffing constraints and other infectious disease-related factors.
Further, future pandemics, epidemics or outbreaks could exacerbate existing workforce shortages, result in significant price increases in medical supplies, particularly for personal protective equipment, and worsen supply shortages and delays, all of which may impact our ability to see, admit and treat patients.
In general, the potential emergence and effects of a future pandemic, epidemic or outbreak of an infectious disease on our operational and financial performance is uncertain and will depend on many factors outside of our control, including, among others: the duration, severity and trajectory of the illness, including the possible spread of potentially more contagious and/or virulent forms of the infection; future economic conditions, as well as the impact of government actions and administrative regulations on the hospital industry and broader economy, including through stimulus efforts; the development, availability and widespread use of effective medical treatments and vaccines; the imposition of public safety measures; the volume of canceled or rescheduled procedures at our facilities; and the volume of affected patients across our care network.
Our business could be significantly and negatively impacted by security threats, catastrophic events and other disruptions affecting our information technology and related information systems and confidential business data.
Our information technology systems are critical to the day‑to‑day operation of our business and enable patient care. We rely on our information technology to process, transmit and store clinical, financial and operational data that includes PHI, PII, and proprietary and other confidential business data. We utilize electronic health records (“EHRs”) and other information technology in connection with all of our operations, including our billing and other financial systems, as well as our supply chain, scheduling and labor management tools. Our systems, in turn, interface with and rely on third‑party systems that store and transmit information integral to patient care and that we do not control, including medical devices and other processes supporting the interoperability of healthcare infrastructures. We rely on these third‑party providers to have appropriate controls to protect our systems, confidential information, and other sensitive or regulated data. While we seek to obtain assurances that third parties will protect our information and business operations, there is a risk the security of data held by such third parties could be breached or that systems are rendered unavailable, causing direct impacts to our business operations.
The information technology and infrastructure we use, the third‑party systems we interact with and the suppliers we use have been and continue to be subject to cyber-attacks, malware, computer viruses and breaches, including due to malfeasance or employee error. In April 2022, we experienced a cybersecurity incident that disrupted a subset of our hospital operations and involved the exfiltration of certain confidential company and patient information. Threat actors continue to proliferate, adapt and devote significant effort to attacking the information systems and electronically transmitted and stored data of healthcare providers and related entities. Cyber‑attacks against us and our suppliers and vendors have occurred in the past, including the April 2022 incident noted above, and will continue to occur in the future. As such, the risk of cyber-attack (including ransomware attack), breach or other disruption to healthcare systems, including ours, remains elevated in the current environment, and the frequency and sophistication of efforts to access or disrupt our systems could continue to increase.
Attacks on, or breaches or other disruptions to, our information technology assets or those of third parties that we rely upon could impact the integrity, security or availability of data (including PHI and PII) we process, transmit or store and could impact our operations, resulting in potential harm to our patients and clients. The preventive actions we take to reduce the risk of attacks, breaches and other incidents and protect our information technology systems and data may not be sufficient. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods, including those involving the integration of new or emerging technologies, such as artificial intelligence (“AI”) and Generative AI, in order to implement effective protective measures. We continue to be required to expend significant additional resources to modify and strengthen our security measures, investigate, detect and respond to cybersecurity incidents, remediate any vulnerabilities in our information systems and infrastructure, and invest in new technology designed to mitigate security risks. Our efforts at incident detection, prevention and mitigation may not be successful, and insurance intended to reduce our exposure to losses related to cybersecurity risks and cyber-attacks may not be sufficient or available to limit or offset the financial impact of a material loss caused by such risks or events. Moreover, certain expenses may not be covered by such insurance. In addition, the occurrence of cybersecurity incidents and the continued and elevated risk of attacks (including ransomware), system and data breaches, and other disruptions to information technology systems in the current environment have caused increases in our cyber insurance premiums and reductions in coverage.
Third parties to whom we outsource certain of our functions, with whom we share data for interoperability purposes or from whom we obtain or to whom we provide products and related services, including those that are part of our revenue cycle processes or supply chain, or other third parties with whom our systems interface (such as clients and their vendors, among others), in some instances, store our sensitive and confidential data; these third parties are also subject to the risks outlined above and may not have or use controls effective to protect such information. An attack, breach or other system disruption affecting any of these third parties could similarly harm our business or reputation, impact payment of claims, and potentially harm our patients and clients. Further, successful cyber-attacks at other healthcare services companies, whether or not we are impacted, could lead to a general loss of consumer confidence in our industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures or of the healthcare industry in general, which could result in reduced use of our services.
Our networks and technology systems have also experienced disruption due to planned events, such as system implementations and upgrades, as well as other maintenance and improvements, and they are subject to disruption in the future for similar events, as well as catastrophic events, including a major earthquake, fire, hurricane, telecommunications failure, other technology systems interruption or outage, terrorist attack or the like.
Any ransomware attack, breach, system interruption or unavailability of our information systems or of third-party systems with access to our data could result in: the unauthorized disclosure, misuse, loss or corruption of such data; interruptions and delays in our normal business operations (including the collection of revenues); patient or client harm; potential liability under privacy, security, consumer protection or other applicable laws; regulatory penalties; legal damages and other payments; and negative publicity and harm to our reputation. Any of these could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, because we have experienced cybersecurity incidents in the past, additional cybersecurity incidents, or the failure to detect or respond appropriately to additional cybersecurity incidents, could magnify the severity of adverse effects on our business.
We are subject to operational cybersecurity risks that could materially impact our business.
Because we operate an expansive, nationwide healthcare delivery network, changes to our information systems often take months or years to implement, are costly and, in some circumstances, are not compatible with other applications and devices in use. In addition, when we acquire facilities, physician practices and other operations, it takes time and resources to assess the security in place, and then implement and integrate our security practices at the acquired businesses. As a result, we operate these businesses for a period of time with their existing security programs, which may include deficiencies or vulnerabilities. We must prioritize changes and improvements to be made, and we may not be successful in identifying gaps or developing alternative methods to secure our systems and data. If we are not successful, we may be more vulnerable to cybersecurity incidents that could impact patient and client information, result in patient harm, or have a material adverse impact on our results of operations and financial condition. Moreover, not all standard cybersecurity tools and solutions we use are employed at all locations, as our decisions as to where to implement tools and solutions are based on numerous factors. There is no guarantee that we will employ the right tools and solutions at each location or that the tools and solutions that are implemented will be successful.
There are risks associated with our current and potential future use of AI.
Recent advancements in technology and applications in healthcare have allowed us to accelerate the adoption of AI and Generative AI-enabled tools in areas such as clinical care coordination, medical documentation, revenue cycle management and administrative services. When used responsibly, we believe AI has the potential to enhance our business processes and support efficient delivery of high-quality care. However, AI may not always operate as intended, and datasets may be insufficient or contain biased or harmful information. Moreover, Generative AI systems that require the collection and processing of sensitive patient data could present potential security and privacy risks, as well as risks related to output quality. If our current or future technologies or applications fail to operate as anticipated or do not perform as specified, including due to potential design defects and defects in the development of algorithms or other technologies, human error or otherwise, we may be subject to liability and reputational harm. Moreover, we could be subject to private claims and enforcement actions, even if AI systems we utilize operate as intended, relating to false advertising, unfair competition, privacy, anti-discrimination, intellectual property infringement or prohibitions on the corporate practice of medicine, among others. Conversely, if we are unable to successfully maintain, enhance or operate our information systems, including through the implementation of AI‑enabled technologies or applications in our operations, we may be, among other things, unable to efficiently adapt to evolving laws and requirements or remain competitive with others who successfully implement and advance current and emerging technologies, which could have a material adverse impact on our overall business, financial condition, results of operations or cash flows.
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
The Affordable Care Act also created the CMS Innovation Center to develop and test alternative payment models, including bundled payment models, designed to reduce certain government program expenditures while maintaining or improving quality of care. Bundled payment models hold hospitals financially accountable for the quality and cost of an entire episode of care for a specific diagnosis or procedure, from the date of the hospital admission or inpatient procedure through 90 days post‑discharge, and include services not provided by the hospital, such as physician services, inpatient rehabilitation, skilled nursing and home health care. Participation in certain bundled payment models is voluntary; however, other bundled payment models are mandatory for providers in selected geographic areas. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. It is difficult to predict what impact, if any, these demonstration programs will have on our inpatient volumes, net revenues or cash flows.
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
As described in Item 1, Business – Healthcare Regulation and Licensing, in Part I of this report, our hospitals, outpatient centers and related healthcare businesses are subject to an extensive and complex framework of government regulation at the federal, state and local levels. The policies and procedures we have in place to facilitate compliance with applicable laws, rules and regulations cannot ensure compliance in every case. Moreover, government regulations often change, and we may have to make adjustments to our facilities, equipment, personnel and services to remain in compliance. The potential consequences for failing to comply with applicable laws, rules and regulations include (1) required refunds of previously received government program payments, (2) the assessment of civil monetary penalties, including treble damages, (3) fines, which could be significant, (4) the imposition of operational restrictions, (5) exclusion from participation in federal healthcare programs and (6) criminal sanctions, including sanctions against current or former employees. Our Medicare and Medicaid payments may be suspended pending even an investigation of what the government determines to be a credible allegation of fraud. Any of the aforementioned consequences could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on the trading price of our common stock and our business reputation could suffer.
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
We operate in a highly regulated and litigious industry; as such, we are regularly named in various legal actions in the ordinary course of our business. We have been and expect to continue to be subject to regulatory proceedings and private litigation (including class action lawsuits) related to, among other things, the care and treatment provided at our hospitals and outpatient facilities; the application of various federal and state labor and privacy laws, rules and regulations; antitrust claims; tax audits; contract disputes (including disagreements with joint venture partners); and other matters. Some of these actions involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under theories of liability that might not be subject to such caps. Our commercial insurance does not cover all claims against us and may not offset the financial impact of a material loss event. Moreover, the healthcare industry has seen significant increases in the cost of professional and general liability insurance and required amounts of self-insured retention due to high numbers of claims and lawsuits and large verdicts in certain jurisdictions. As such, commercial insurance may not continue to be available at a reasonable cost for us to maintain at adequate levels. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, professional and general liability insurance is subject to per-claim and policy period aggregate limits. If the policy period aggregate limit of any of these policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital or other sources of liquidity. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Economic conditions and other factors have had, and may in the future have, an adverse impact on our business.
Risks we face during periods of economic weakness and high unemployment in the areas where we operate include potential declines in the population covered under managed care contracts, increased patient decisions to postpone or cancel elective and non-emergency healthcare procedures (including delaying surgical procedures), which may lead to poorer health and higher‑acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients, and further difficulties in collecting patient co-pays and deductibles. Any significant deterioration in the collectability of patient accounts receivable could adversely affect our cash flows, results of operations and liquidity.
Inflationary pressures may increase operating expenses to a greater degree and faster than reflected in updates to the reimbursement systems of governmental and private payers. In recent years, our business has been impacted by inflation and its effects on salaries, wages and benefits, as well as other costs. Medical supply prices remain high due to current economic conditions and other factors. Moreover, national supply shortages have impacted and could in the future impact our ability to see and treat patients. In addition, the potential for new or increased tariffs on various goods, including, but not limited to, medical supplies, pharmaceuticals and capital equipment, have created further uncertainty within the healthcare sector.
We are unable to predict whether or to what extent current or future macroeconomic conditions, tariff actions, geopolitical dynamics, trade tensions, export control rules, weather events or other issues yet to emerge could materially impact our supply chain, capital expenditures or operating costs.
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
As a result of factors that have negatively affected our industry generally and our business specifically, we have been, and in the future expect to be, required to record various charges in our results of operations. During the year ended December 31, 2025, we recorded $61 million of impairment charges and $44 million of restructuring charges. Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve each facility’s most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long‑lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material. We believe significant factors that contribute to adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could negatively impact our results of operations.
Risks Related to Acquisitions, Divestitures and Joint Ventures
When we acquire new assets or businesses, we become subject to various risks and uncertainties that could adversely affect our results of operations and financial condition.
We have completed numerous acquisitions in recent years, and we expect to pursue additional transactions in the future. A key business strategy for USPI, in particular, is the acquisition and development of facilities, primarily through the formation of joint ventures with physicians and/or health system partners. With respect to future transactions, we cannot provide any assurances that we will be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve synergies or other benefits in a timely manner or at all. Furthermore, companies or operations we acquire may not be profitable or may not achieve the profitability that justifies the investments made. Businesses we acquire may also have pre‑existing unknown or contingent liabilities, including liabilities for failure to comply with applicable healthcare regulations. These liabilities could be significant, and, if we are unable to exclude them from the acquisition transaction or successfully obtain and pursue indemnification from a third party or insurance proceeds, they could harm our business and financial condition. In addition, we may be unable to timely and effectively integrate ASCs, physician practices and other businesses that we acquire with our ongoing operations, or we may experience delays implementing operating procedures, personnel and systems, which could impact the financial performance of the acquired business. Significant acquisitions have required, and may in the future require, a substantial investment of time and resources across our enterprise; these efforts may affect management focus and impact our ability to properly prioritize and successfully execute on our other strategic initiatives. Moreover, future acquisitions could result in the incurrence of additional debt and contingent liabilities, potentially dilutive issuances of equity securities, and increased operating expenses, any of which could adversely affect our results of operations and financial condition.
We cannot provide any assurances that we will be successful in divesting assets we wish to sell.
From time to time, we capitalize on opportunities to refine our portfolio of hospitals and other healthcare facilities or operations when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds toward higher-return investments across our business, enhance cash flow generation or reduce our debt, among other things. We also periodically exit service lines and businesses that are no longer a core part of our long‑term growth and synergy strategies. In addition, in certain transactions, we may acquire underperforming facilities located in areas where we do not operate, which may cause us to seek to close or sell such facilities – potentially at a price lower than what we effectively paid to acquire them. We cannot provide any assurances that we will be successful in divesting assets we wish to sell or that divestitures or other strategic transactions will achieve their business goals or the benefits we expect.

We have in the past, and may in the future, fail to obtain applicable regulatory approvals, including state approvals or FTC clearances, with respect to potential divestitures of assets or businesses. Even in cases where such approvals are obtained, the process of obtaining them could delay the anticipated closing timeline, cause us to incur higher than expected out-of-pocket expenses, and potentially result in significant conditions or restrictions imposed by applicable authorities. Moreover, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre‑closing liabilities, recognize impairment charges (as discussed above) or agree to contractual restrictions that limit our ability to reenter a particular market. Many of our hospital divestitures also necessitate us entering into a transition services agreement with the buyer for information technology and other related services. As a consequence, we may be exposed to the financial status of the buyer for any payments under such transition services agreements or for transferred contractual liabilities, which could be significant. Our divestitures also include the assignment of contracts, such as leases, to the buyers; in many cases, we continue to be exposed to, and have in the past been responsible for, post‑transaction liabilities under such arrangements if the buyers do not timely pay the obligations.
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
USPI and our hospital-related joint ventures depend on existing relationships with key health system partners. If we are unable to maintain synergistic relationships with these systems, or enter into new relationships, we may be unable to implement our business strategies successfully.
USPI and our hospital‑related joint ventures depend in part on the efforts, reputations and success of health system partners and the strength of our relationships with those systems. Our joint ventures could be adversely affected by any damage to those health systems’ reputations or to our relationships with them, including contractual disputes over the terms of the governing documents of such joint ventures. In addition, damage to our business reputation could negatively impact the willingness of health systems to enter into relationships with us or USPI. If we are unable to maintain existing arrangements on favorable terms or enter into relationships with additional health system partners, we may be unable to implement our business strategies for our joint ventures successfully.
Our joint venture arrangements are subject to operational risks that could have a material adverse effect on our business, results of operations and financial condition.
We have invested in a number of joint ventures with other entities when circumstances warranted the use of these structures, and we may form additional joint ventures in the future. These joint ventures may not be profitable or may not achieve the profitability that justifies the investments made. Furthermore, the nature of a joint venture requires us to consult with and share certain decision‑making powers with unaffiliated third parties, some of which may be not‑for‑profit health systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our results of operations could be adversely affected, or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues, which could lead to a dissolution of such arrangement, and even litigation, including claims for breach and attempts to terminate underlying contracts. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results of operations could be adversely affected. In addition, our relationships with not‑for‑profit health systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current revenue rulings published by the Internal Revenue Service, as well as case law relevant to joint ventures between for‑profit and not‑for‑profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not‑for‑profit health systems and related joint venture arrangements.
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
•Put/call arrangements and other joint venture rights could require us to utilize our cash flow or incur additional indebtedness to satisfy the payment obligations in respect of such arrangements.
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
At December 31, 2025, we had approximately $13.171 billion of total long‑term debt, as well as $104 million in standby letters of credit outstanding in the aggregate under our senior secured revolving credit facility (“Credit Agreement”) and our letter of credit facility agreement (as amended, “LC Facility”). During 2025, our interest expense was $821 million and represented 23% of our $3.508 billion of operating income. Our Credit Agreement is collateralized by eligible inventory and patient accounts receivable, including receivables for Medicaid supplemental payments, of substantially all of our wholly owned acute care and specialty hospitals, and obligations under our LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal‑ranking basis with our senior secured first lien notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities, depending on our needs and financing alternatives available at that time.
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
•Our debt service obligations reduce the amount of funds available for our operations, capital expenditures and corporate development activities, and may make it more difficult for us to satisfy our other financial obligations.
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
In addition, our ability to meet our debt service obligations is primarily dependent upon the operating results of our subsidiaries and their ability to pay dividends or make other payments or advances to us. We hold most of our assets and conduct substantially all of our operations through direct and indirect subsidiaries. Moreover, we principally rely on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including payment on our outstanding debt. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. Subsidiaries that are not wholly owned may also be subject to restrictions on their ability to distribute cash to us in their financing or other agreements and, as a result, we may not be able to access their cash flows to service their respective debt obligations.
We periodically issue new notes to refinance our outstanding notes prior to their maturity. Any future increases in borrowing rates can be expected to increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have experienced significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms, or at all, should we determine it necessary or advisable to seek additional capital. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, as well as on economic and market conditions and other factors.
If our cash flows and capital resources are insufficient to fund our debt service obligations and we are unable to refinance our indebtedness on acceptable terms, we may be forced to reduce or delay investments and capital expenditures, including those required for physical plant maintenance or operation of our existing facilities, for integrating our historical acquisitions or for future corporate development activities, and such reduction or delay could continue for years. We also may be forced to sell assets or operations, seek additional capital or restructure our indebtedness. There can be no assurance that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations, or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement, our LC Facility and the indentures governing our outstanding notes.
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
Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.900 billion (subject to a borrowing base calculation), with a $200 million subfacility for standby letters of credit. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At December 31, 2025, we had no cash borrowings outstanding under the Credit Agreement, and we had $104 million of standby letters of credit outstanding in the aggregate under the Credit Agreement and the LC Facility. If new indebtedness is added or our leverage increases, the related risks could intensify.

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
These restrictions are subject to important exceptions and qualifications. In addition, under certain circumstances, the terms of our Credit Agreement require us to maintain a financial ratio relating to our ability to satisfy certain fixed expenses, including interest payments. Our ability to meet this financial ratio and the aforementioned restrictive covenants may be affected by events beyond our control, and there can be no assurance that we will meet those tests. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, a breach of any of these covenants could cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately. Under these conditions, we are not certain whether we would have, or be able to obtain, sufficient funds to make accelerated payments.
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
We leverage a multi-layered strategy that is designed to identify, assess, manage and mitigate risks to our systems and data from cybersecurity threats. Proactively, we have implemented numerous threat‑management tools and processes. In addition, we have disaster recovery and business continuity plans that are tested and updated periodically. We strive to stay abreast of cybersecurity threats through threat intelligence subscriptions and other feeds, industry and federal threat notices, and participation in healthcare industry intelligence sharing. Our program leverages best practices and is guided by industry frameworks, including the National Institute of Standards and Technology Cyber Security Framework. We also conduct table‑top exercises, which serve to simulate cybersecurity incidents to practice response and identify gaps, on a regular basis. Our internal audit team performs random sampling audits of security practices at our facilities, and we routinely perform security risk assessments.
We also require all employees to participate in cybersecurity awareness training annually, and we circulate cybersecurity awareness alerts, safety tips and newsletters to employees across the enterprise regularly. In addition, we routinely run phishing campaigns and perform other tests to increase awareness and reduce the risk of cybersecurity threats.
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
EXISTING AND POTENTIAL RISKS
As previously disclosed, in April 2022, we experienced a cybersecurity incident that disrupted a subset of our hospital operations and involved the exfiltration of certain confidential company and patient information. We incurred significant costs to remediate the issues, sustained lost revenues from the associated business interruption and incurred other related expenses. Following this incident, we implemented certain changes to our information systems and processes meant to provide additional protections to our environment, including enhancements to our Security Operations Center, system backups, training practices, detection tools and capabilities, and implementation of new tools and processes, among others. However, like other healthcare providers, we continue to be a target of cybersecurity threats, including ransomware, which could materially impact our business, financial condition or results of operations. Additional information on cybersecurity‑related risks is included in Item 1A, Risk Factors, of Part I of this report.
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
In addition to regular updates to the audit committee, we have protocols by which certain cybersecurity incidents or threats are escalated within the company and reported in a timely manner to the audit committee and the board, as appropriate.
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

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock—Our common stock is listed on the New York Stock Exchange under the symbol “THC.” As of February 6, 2026, there were 2,760 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229‑8416.
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
Performance data assumes that $100.00 was invested on December 31, 2020 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions, if any. Moreover, in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations, the returns of each company in our Peer Group have been weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stock price performance shown in the graph is not necessarily indicative of future stock price performance. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$500
$400
$300
$200
$100
$0
12/20
12/21
12/22
12/23
12/24
12/25
Tenet Healthcare Corporation
S&P 500
S&P Health Care
Peer Group

	At December 31,
	2020	2021	2022	2023	2024	2025
Tenet Healthcare Corporation	$100.00	$204.58	$122.19	$189.26	$316.13	$497.67
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Health Care	$100.00	$126.13	$123.67	$126.21	$129.46	$148.36
Peer Group	$100.00	$150.53	$138.22	$159.67	$186.93	$285.03
Repurchases of Common Stock—The table below presents share repurchase transactions completed during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
October 1 through October 31, 2025	469	$210.92	469	$1,589
November 1 through November 30, 2025	474	$208.86	474	$1,490
December 1 through December 31, 2025	—	$—	—	$1,490
	943		943

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
•Liquidity and Capital Resources
•Recently Issued Accounting Standards
•Critical Accounting Estimates
Our business consists of our Hospital Operations and Services (“Hospital Operations”) segment and our Ambulatory Care segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At December 31, 2025, our subsidiaries operated 50 hospitals serving primarily urban and suburban communities in eight states. Our Hospital Operations segment also included 132 outpatient facilities, namely urgent care centers, imaging centers, off-campus hospital emergency departments and micro‑hospitals, at December 31, 2025. In addition, our Hospital Operations segment provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients through Conifer Health Solutions, LLC.
Our Ambulatory Care segment, through USPI Holding Company, Inc. (together with its subsidiaries, “USPI”), held ownership interests in 533 ambulatory surgery centers (each, an “ASC”), 401 of which are consolidated, and 26 surgical hospitals, eight of which are consolidated, in 37 states at December 31, 2025. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; pain management; otolaryngology (ear, nose and throat); ophthalmology; and urology.
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
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes facilities we operated for the entirety of the periods presented. For the years ended December 31, 2025 and 2024, information presented on a same-hospital basis includes the results of our same 47 hospitals and those outpatient centers we operated throughout both years, and excludes the results of: (1) three hospitals located in South Carolina and certain related operations (the “SC Hospitals”) we sold in January 2024; (2) four hospitals and certain related operations located in Orange County and Los Angeles County, California (the “OCLA CA Hospitals”) we sold in March 2024; (3) two hospitals and certain related operations located in San Luis Obispo County, California (the “Central CA Hospitals”), which we also sold in March 2024; (4) Westover Hills Baptist Hospital, the acute care hospital we opened in Texas in July 2024; (5) a rehabilitation hospital in El Paso, Texas, in which we acquired a majority ownership interest in September 2024; (6) five hospitals and certain related operations located in Alabama we divested in September 2024 (the “AL Hospitals” and, together with the SC Hospitals, OCLA CA Hospitals and Central CA Hospitals, the “Divested Hospitals”); (7) Florida Coast Medical Center, the acute care hospital we opened in Florida in September 2025; and (8) businesses classified as discontinued operations for accounting purposes during those periods, along with other ancillary facilities acquired or divested during the reporting periods that have a limited financial or operational impact. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.
Our Ambulatory Care segment reports growth data on a same-facility systemwide basis, which includes both consolidated and unconsolidated facilities held at the end of the period, as well as facilities acquired during the period on a pro forma basis as if owned for the full period. Divested facilities are generally excluded; however, management may include facilities sold near the end of the period when, in its judgment, their inclusion provides financial statement users with a better understanding of the segment’s performance. This approach offers insights into the performance of our current portfolio by excluding variations from facility acquisitions or dispositions. Although we do not record the revenues of unconsolidated facilities, this information is important for understanding the financial performance of our Ambulatory Care segment, as these revenues form the basis for calculating management services revenues and equity in earnings of unconsolidated affiliates. Additionally, this presentation enhances comparability across periods.
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
Utilization of licensed beds—represents patient days divided by the number of days in the period divided by average licensed beds; and
Accounts receivable days outstanding (“AR Days”)—calculated as our accounts receivable on the last date in the quarter divided by our net operating revenues for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations segment’s contract assets and excludes our California provider fee program revenues and activity related to our divested facilities.
We also present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable, and we present certain metrics on a per adjusted admission and per adjusted patient day basis to show trends other than volume.
MANAGEMENT OVERVIEW
RECENT DEVELOPMENT
On January 27, 2026, we entered into an agreement with CommonSpirit Health (a successor to Catholic Health Initiatives) (“CHI”) relating to Conifer Health Solutions, LLC (“Conifer”). Subject to the terms of that agreement and other related contracts, the parties have agreed to, among other things: (1) terminate the amended and restated master services agreement pursuant to which Conifer provides end-to-end revenue cycle management services to certain CHI facilities effective as of December 31, 2026; (2) CHI’s payment to us of an aggregate amount equal to $1.900 billion in annual installments over the next three years; provided that, of such amount, $540 million was satisfied on January 27, 2026 by offsetting the $540 million due to CHI from Conifer as described in the next clause; (3) the reduction of our redeemable noncontrolling interest balance, and an increase in our additional paid-in capital balance associated with the redemption by Conifer of CHI’s minority equity interest in Conifer, in exchange for a payment by Conifer of $540 million, which redemption is effective as of January 1, 2026; and (4) the grant of mutual releases to each other in respect of potential disputes related to Conifer.
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

The healthcare industry remains subject to significant legislative and regulatory uncertainty. Changes in federal and state healthcare laws, regulations, funding policies or reimbursement practices – especially those involving reductions to government payment rates or access to insurance coverage – could have a material impact on our future revenues and expenses. As discussed in greater detail in the Government Programs section below, the One Big Beautiful Bill Act (“OBBBA”) enacted significant changes to, among other things, the federal tax code and U.S. healthcare policy, coverage and reimbursement systems. While the most consequential healthcare provisions are not scheduled to take effect until 2027 and thereafter, the OBBBA introduces new limitations and eligibility requirements that are expected to materially impact Medicaid funding (including supplemental payments) and enrollment, as well as the health insurance marketplace. The implementation of these requirements is subject to individual state interpretation, and we are unable to predict at this time how states will implement the various requirements of the law. In addition, the OBBBA contained significant changes to the U.S. federal tax code related to the deductibility of depreciation and business interest expense. However, these changes did not have a material impact on our tax expense for the year ended December 31, 2025.
Macroeconomic and Industry Context—The healthcare environment remains influenced by broader macroeconomic and operational factors. Our business has been impacted by inflation and its effects on salaries, wages and benefits, as well as other costs. While general inflation moderated somewhat during 2025, inflation specific to medical supply prices remained high due to current economic conditions and other factors. Furthermore, geopolitical dynamics, trade tensions, tariffs and export control rules may continue to influence pricing and availability within global supply chains. These challenges underscore the importance of operational discipline and adaptive cost management as we navigate the evolving healthcare landscape.
STRATEGIES
Expanding Our Ambulatory Care Segment—We continue to focus on opportunities to expand our Ambulatory Care segment through acquisitions, organic growth in our physician relationships and service lines, construction of new outpatient centers and strategic partnerships. We believe USPI’s ASCs and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in surgical techniques, medical technology and anesthesia, as well as the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase over time. Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the year ended December 31, 2025, we acquired controlling ownership interests in 27 ASCs and one surgical hospital, and a noncontrolling ownership interest in one additional ASC; prior to these acquisitions, we did not hold an investment in any of these facilities. During the same period, we also increased our ownership interests in nine ASCs sufficient to consolidate them and opened six de novo ASCs.
Driving Growth in Our Hospital Operations Segment—We remain committed to better positioning our hospitals and competing more effectively in the ever‑evolving healthcare environment by focusing on driving performance through operational effectiveness, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher‑demand clinical service lines, expanding patient and physician access, and optimizing our portfolio of assets. We believe our efforts in these areas improve the quality of care we deliver and enhance growth.
In September 2025, we opened the newly constructed Florida Coast Medical Center in Port St. Lucie, Florida. This 54‑bed acute care hospital offers specialized services, including advanced cardiac care, diagnostic services, an emergency care department, general surgery, neurosciences, orthopedics, robotics and urology.
Improving the Customer Care Experience—As consumers continue to become more engaged in managing their health, we recognize that understanding what matters most to them and earning their loyalty is imperative to our success. As such, we have enhanced our focus on treating our patients as traditional customers by: (1) establishing networks of physicians and facilities that provide convenient access to services across the care continuum; (2) expanding service lines aligned with growing community demand, including a focus on aging and chronic disease patients; (3) offering greater affordability and predictability, including simplified registration and discharge procedures, particularly in our outpatient centers; (4) improving our culture of service; and (5) offering health programs and educational materials tailored to meet the needs of the communities we serve.
Recent advancements in technology and applications in healthcare have allowed us to accelerate the adoption of artificial intelligence (“AI”) and Generative AI‑enabled tools in areas such as clinical care coordination, medical documentation, revenue cycle management and administrative services. When used responsibly, we believe AI has the potential to enhance our business processes and support efficient delivery of high‑quality care.

Improving Profitability—We continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe that emphasis on higher‑demand clinical service lines, focus on expanding our ambulatory care business, cultivation of our culture of service and utilizing contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to pursue new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care, and reducing clinical contract variation.
Managing Our Capital Structure—In November 2025, we executed a new senior secured revolving credit facility (the “2025 Credit Agreement”) and concurrently terminated our then-existing senior secured revolving credit facility prior to its scheduled maturity date. Also in November, we finalized an amendment of our letter of credit facility. Through these transactions, we increased the borrowing capacity available to us and secured more favorable terms, pricing and reporting requirements.
During the three months ended December 31, 2025, we issued $1.500 billion aggregate principal amount of our 5.500% senior secured notes due on November 15, 2032 (the “2032 Senior Secured First Lien Notes”) and $750 million aggregate principal amount of our 6.000% senior notes due on November 15, 2033 (the “2033 Senior Unsecured Notes”). We used the net proceeds from these issuances, together with cash on hand, to redeem all $1.500 billion aggregate principal amount outstanding of our 6.250% senior secured second lien notes due February 2027 (the “February 2027 Senior Secured Second Lien Notes”) and redeem $750 million of the then $2.500 billion aggregate principal amount outstanding of our 6.125% senior notes due October 2028 (the “October 2028 Senior Unsecured Notes”) in advance of their respective maturity dates.
All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our 2025 Credit Agreement, of which we had none at December 31, 2025. In addition, the maturity dates of our notes are staggered from 2027 through 2033. We believe that our capital structure helps to minimize the near‑term impact of increased interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time.
In the year ended December 31, 2025, we repurchased $1.386 billion of our common stock pursuant to our share repurchase program. Our program has no expiration date, it does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time. At December 31, 2025, there was $1.490 billion available under this program for future repurchases.
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

RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2025	2024
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	50	49	1	(1)
Total admissions	118,472	117,984	0.4%
Adjusted admissions	214,754	212,777	0.9%
Paying admissions (excludes charity and uninsured)	112,878	112,466	0.4%
Charity and uninsured admissions	5,594	5,518	1.4%
Admissions through emergency department	89,295	87,994	1.5%
Emergency department visits, outpatient	461,227	460,542	0.1%
Total emergency department visits	550,522	548,536	0.4%
Total surgeries	69,503	68,893	0.9%
Patient days — total	572,884	577,904	(0.9)%
Adjusted patient days	1,000,497	1,006,377	(0.6)%
Average length of stay (days)	4.84	4.90	(1.2)%
Average licensed beds	12,492	12,435	0.5%
Utilization of licensed beds	49.8%	50.5%	(0.7)%	(1)
Total visits	1,364,976	1,366,394	(0.1)%
Paying visits (excludes charity and uninsured)	1,264,324	1,267,881	(0.3)%
Charity and uninsured visits	100,652	98,513	2.2%
Ambulatory Care:
Total consolidated facilities (at end of period)	409	382	27	(1)
Total consolidated cases	512,778	475,900	7.7%

(1)	The change is the difference between the 2025 and 2024 amounts or percentages presented.
Total admissions increased by 488, or 0.4%, total surgeries increased by 610, or 0.9%, and total emergency department visits increased by 1,986, or 0.4%, in the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
The 7.7% increase in our Ambulatory Care segment’s total consolidated cases during the three months ended December 31, 2025, as compared to the same period in 2024, was primarily attributable to incremental case volume from newly acquired and developed ASCs and same‑facility case volume growth, net of the impact of the sale or closure of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2025	2024
Hospital Operations	$4,094	$3,814	7.3%
Ambulatory Care	1,433	1,259	13.8%
Total	$5,527	$5,073	8.9%
Consolidated net operating revenues increased by $454 million, or 8.9%, in the three months ended December 31, 2025 compared to the same period in 2024. The increase of $280 million, or 7.3%, in our Hospital Operations segment’s net operating revenues for the three‑month period in 2025 compared to the same period in 2024 was primarily due to the positive impact of a more favorable payer mix, increases in our same-hospital admissions, higher patient acuity, growth in Medicaid supplemental revenue and negotiated commercial rate increases in the 2025 period.
Net operating revenues in our Ambulatory Care segment increased by $174 million, or 13.8%, in the three months ended December 31, 2025 compared to the same period in 2024. This change was primarily driven by our newly acquired and developed ASCs, net of the impact of the sale or closure of certain facilities, negotiated commercial rate increases, higher patient acuity and increases in same-facility case volume in the 2025 period.

The following table presents information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2025	2024
Hospital Operations:
Salaries, wages and benefits	$1,882	$1,788	5.3%
Supplies	622	600	3.7%
Other operating expenses	988	911	8.5%
Total	$3,492	$3,299	5.9%
Ambulatory Care:
Salaries, wages and benefits	$340	$306	11.1%
Supplies	388	330	17.6%
Other operating expenses	207	168	23.2%
Total	$935	$804	16.3%
Total:
Salaries, wages and benefits	$2,222	$2,094	6.1%
Supplies	1,010	930	8.6%
Other operating expenses	1,195	1,079	10.8%
Total	$4,427	$4,103	7.9%
Rent/lease expense(1):
Hospital Operations	$57	$56	1.8%
Ambulatory Care	49	42	16.7%
Total	$106	$98	8.2%

(1)	Included in other operating expenses.
The following table presents information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended December 31,		Increase (Decrease)
	2025	2024
Salaries, wages and benefits per adjusted admission	$8,766	$8,401	4.3%
Supplies per adjusted admission	2,898	2,821	2.7%
Other operating expenses per adjusted admission	4,595	4,289	7.1%
Total per adjusted admission	$16,259	$15,511	4.8%
Salaries, wages and benefits expense for our Hospital Operations segment increased by $94 million, or 5.3%, in the three months ended December 31, 2025 compared to the same period in 2024. This increase was primarily attributable to higher incentive compensation expense, annual merit increases and an increase in employee benefit costs during the 2025 period. On a per adjusted admission basis, salaries, wages and benefits expense in our Hospital Operations segment increased by 4.3% in the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Supplies expense for our Hospital Operations segment increased by $22 million, or 3.7%, during the three months ended December 31, 2025 compared to the same period in 2024. This change was driven by an increase in same‑hospital admissions, as well as higher acuity, during the 2025 period. These increases were partially offset by our continued focus on cost‑efficiency measures, which include product standardization, contract management, improved utilization, bulk purchases, focused spending and operational improvements, among others. On a per adjusted admission basis, supplies expense increased by 2.7% in the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
Other operating expenses for our Hospital Operations segment increased by $77 million, or 8.5%, in the three months ended December 31, 2025 compared to the same period in 2024. This increase was primarily attributable to higher professional and consulting fees, as well as an increase in malpractice expense, during the three-month period in 2025. On a per adjusted admission basis, other operating expenses during the three months ended December 31, 2025 increased by 7.1% compared to the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.883 billion at December 31, 2025 compared to $2.975 billion at September 30, 2025.
Significant cash flow items in the three months ended December 31, 2025 included:
•Net cash provided by operating activities before interest, taxes, impairment and restructuring charges, and acquisition‑related costs, and litigation costs and settlements of $1.255 billion;
•Proceeds from the issuance of $2.250 billion aggregate principal amount of our 2032 Senior Secured First Lien Notes and 2033 Senior Unsecured Notes;
•Debt payments of $2.282 billion, including $2.250 billion to fully redeem our February 2027 Senior Secured Second Lien Notes and partially redeem our October 2028 Senior Unsecured Notes;
•Interest payments totaling $366 million;
•Capital expenditures of $364 million;
•$224 million of distributions paid to noncontrolling interests;
•$198 million of payments to purchase approximately 943 thousand shares of our common stock; and
•Income tax payments of $121 million.
Net cash provided by operating activities was $3.540 billion in the year ended December 31, 2025 compared to $2.047 billion in the year ended December 31, 2024. Key factors contributing to the change between 2025 and 2024 included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, losses from the early extinguishment of debt, other non-operating income or expense, and net losses on sales, consolidation and deconsolidation of facilities of $571 million;
•Income tax payments that were $821 million lower in 2025 than in 2024; and
•The timing of working capital items.
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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Years Ended December 31,
	2025	2024	2023
Medicare	15.2%	15.3%	16.4%
Medicaid	10.9%	10.3%	8.5%
Managed care(1)	69.5%	70.2%	70.4%
Uninsured	0.4%	0.5%	0.6%
Indemnity and other	4.0%	3.7%	4.1%

(1)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Years Ended December 31,
	2025	2024	2023
Medicare	18.5%	18.4%	19.9%
Medicaid	3.7%	4.6%	5.0%
Managed care(1)	69.6%	68.9%	67.3%
Charity and uninsured	4.4%	4.5%	4.5%
Indemnity and other	3.8%	3.6%	3.3%

(1)	Includes Medicare and Medicaid managed care programs.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others: changes in federal and state statutes, regulations and executive orders that effect the healthcare industry directly or indirectly, particularly those impacting government healthcare funding; changes in general economic conditions, including inflation, whether due to geopolitical dynamics, trade tensions, export control rules, tariffs or other factors; the number of uninsured and underinsured individuals in local communities treated at our facilities; cybersecurity incidents, including those targeting our vendors, and other unanticipated information technology outages; disease hotspots and seasonal cycles of illness; weather‑related conditions and natural disasters; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as pricing for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures.
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
Recent and Potential Future Changes to Healthcare Policy
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The expansion of Medicaid in 40 states and the District of Columbia is currently financed through:
•negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and
•reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and, under current law, are scheduled to commence for Medicaid payments on October 1, 2027.
Of the eight states in which we operate acute care and specialty hospitals, four have taken action in accordance with the Affordable Care Act to expand their Medicaid programs; however, over half of our licensed beds at December 31, 2025 were located in four states, namely Florida, South Carolina, Tennessee and Texas, that have not expanded Medicaid under the law.
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
Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and provided enhanced premium tax credits to eligible individuals purchasing Affordable Care Act coverage through state and federal health insurance marketplaces – all of which led to higher enrollment numbers, particularly in states that have not expanded Medicaid. Certain of these provisions expired at the end of 2025, resulting in significant increases in health insurance premiums. Such increases have led to decreases in enrollment and insurance coverage, and are expected to cause a corresponding rise in the uninsured or a shift of individuals from commercial coverage to government program coverage or other more limited coverage alternatives beginning in 2026. As such, we may experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows.
The impact of the OBBBA is expected to be far‑reaching, with significant implications for states, their healthcare programs and consumers. Key provisions, the most consequential of which are set to take effect beginning in 2027, include new Medicaid work requirements, caps on state-directed payments, limits on provider taxes, stricter eligibility checks, financial incentives for accurate state administration and reforms to federal subsidies.
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
Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to reevaluate their financial plans for 2026 and beyond. The OBBBA’s legislative and forthcoming regulatory changes may result in material reductions to Medicaid payments, changes and reductions to Medicaid supplemental payment programs, and payment delays. Federal government denials or delayed approvals of state waiver applications or extension requests could also materially impact Medicaid funding levels, most significantly in those states that have expanded Medicaid.
At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future business, financial condition or results of operations, however, we may experience decreased payments (including supplemental payments) from Medicare, Medicaid and other government programs, as well as delays in the timing of payments to our facilities.
We also cannot predict whether or how Congress may further extend or modify provisions of or relating to the Affordable Care Act, the OBBBA or other laws affecting the healthcare industry generally, nor can we predict how government agencies or the current administration might further influence, promulgate or implement rules, regulations or executive orders that affect the healthcare industry directly or indirectly.
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
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from operation of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $2.119 billion, $2.132 billion and $2.383 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC‑DSH Amount”). The UC‑DSH Amount is a hospital’s share of a pool of funds that the CMS Office of the Actuary estimates would equal 75% of Medicare DSH that otherwise would have been paid under the Pre‑ACA DSH Formula, adjusted for changes in the percentage of individuals that are uninsured. Generally, the factors used to calculate and distribute UC‑DSH Amounts are set forth in the Affordable Care Act and are not subject to administrative or judicial review. The statute requires that each hospital’s cost of uncompensated care (i.e., charity and bad debt) as a percentage of the total uncompensated care cost of all DSH hospitals be used to allocate the pool. As of December 31, 2025, 39 of our hospitals qualified for Medicare DSH payments.

The statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage (Part C) days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates. In June 2023, CMS issued a Final Action on the Treatment of Medicare Part C Days in the Calculation of a Hospital’s Medicare Disproportionate Patient Percentage (the “2023 Final Action”), which finalized CMS’ August 2020 proposed rule to include Medicare Advantage days in the Medicare fraction for all discharges prior to October 1, 2013. On September 30, 2025, the U.S. District Court for the District of Columbia (the “DC District Court”) issued a decision holding that the 2023 Final Action was impermissibly retroactive, arbitrary and capricious. Despite this finding, the DC District Court declined to vacate the 2023 Final Action and instead ordered the parties to file briefs to address whether vacatur is the appropriate remedy. We are not able to predict the remedy ultimately resulting from the DC District Court’s decision nor are we able to predict the outcome of new legal challenges, if any, or of pending appeals; however, a favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.
Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for the increased expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. As of December 31, 2025, 29 of our hospitals were affiliated with academic institutions and were eligible to receive such payments.
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
Physician and Other Health Professional Services Payment System
Medicare uses a fee schedule to pay for physician and other health professional services based on a list of services and their payment rates referred to as the Medicare Physician Fee Schedule (“MPFS”). In determining payment rates for each service, CMS considers the amount of clinician work required to provide a service, expenses related to maintaining a practice and professional liability insurance costs. These three factors are adjusted for variation in the input prices in different markets, and the sum is multiplied by the fee schedule’s conversion factor (an average payment amount or a base rate that is used to convert relative units into payment rates) to produce a total payment amount. As required by statute, beginning in calendar year (“CY”) 2026, there will be two separate conversion factors: one factor for qualifying alternative payment model (“APM”) participants (“QPs”), and one factor for physicians and practitioners who are not QPs (“non-QP clinicians”).
Cost Reports
The final determination of certain Medicare payments to our hospitals, such as DSH, DGME, IME and bad debt expense, are retrospectively determined based on our hospitals’ cost reports. The final determination of these payments often takes many years to resolve because of audits by the MACs, providers’ rights of appeal, and the application of numerous technical reimbursement provisions. In addition, payments made under cost reports for recently divested hospitals are often made to the current operator of the facility even if we retained the right to such funds as part of the related divestiture, and we may incur fees and expenses collecting those funds from the current operator.
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
Medicare Claims Reviews
HHS estimates that the overall 2025 Medicare FFS improper payment rate for the program is approximately 6.6%. The 2025 error rate for Hospital IPPS payments is approximately 3.2%. CMS has identified the FFS program as a program at risk for significant erroneous payments, and one of the agency’s stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of Medicare Trust Fund dollars. CMS has established several initiatives to prevent or identify improper payments before a claim is paid, and to identify and recover improper payments after paying a claim. The overall goal is to reduce improper payments by identifying and addressing coverage and coding billing errors for all provider types. Under the authority of the Social Security Act, CMS employs a variety of contractors (e.g., MACs, Recovery Audit Contractors and Unified Program Integrity Contractors) to process and review claims according to Medicare rules and regulations.
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
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. In addition to traditional Medicaid programs, we also receive DSH and other supplemental revenues under various state Medicaid programs. All Medicaid patient service revenue is presented net of provider taxes or assessments paid by our hospitals. During the years ended December 31, 2025, 2024 and 2023, revenue from Medicaid programs included $1.338 billion, $1.161 billion and $929 million, respectively, of revenue attributable to DSH and other supplemental programs. Revenues from Medicaid programs constituted approximately 11%, 10% and 9% of the total net patient service revenues of our hospitals and related outpatient facilities for the years ended December 31, 2025, 2024 and 2023, respectively.
Several states in which we operate continue to face budgetary challenges that have resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states where we operate have adopted supplemental payment programs authorized under the Social Security Act. Continuing pressure on state budgets and other factors, including legislative and regulatory changes, could result in future reductions to Medicaid payments, payment delays, or changes and reductions to Medicaid supplemental payment programs. Federal government denials or delayed approvals of waiver applications or extension requests by the states where we operate could also materially impact our Medicaid funding levels.
Total Medicaid and Medicaid managed care net patient service revenues recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the years ended December 31, 2025, 2024 and 2023 were $2.822 billion, $2.845 billion and $2.776 billion, respectively. During the year ended December 31, 2025, Medicaid and Medicaid managed care revenues comprised 54% and 46%, respectively, of our Medicaid‑related net patient service revenues recognized by the hospitals and related outpatient facilities in our Hospital Operations segment. All Medicaid and Medicaid managed care patient service revenues are presented net of provider taxes or assessments paid by our hospitals.
Patient advocates from our Eligibility and Enrollment Services program (“EES”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the EES, net of appropriate implicit price concessions. Based on recent trends, approximately 98% of all accounts in the EES are ultimately approved for benefits under a government program, such as Medicaid. There was $152 million and $210 million of accounts receivable in the EES still awaiting determination of eligibility under a government program at December 31, 2025 and 2024, respectively.
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
•Updates to the factors used to determine the amount and distribution of Medicare UC‑DSH Amounts; and

•Updates to the implementation of the Transforming Episode Accountability Model (“TEAM”), which are in effect for certain episodic categories from January 1, 2026 through December 31, 2030. TEAM will be mandatory, with limited exceptions, for all hospitals located within the CMS‑selected Core-Based Statistical Areas (“CBSAs”). At December 31, 2025, nine hospitals in our Hospital Operations segment and one surgical hospital in our Ambulatory Care segment were located in CBSAs.
Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems—In November 2025, CMS released the final policy changes and payment rates for the Hospital Outpatient Prospective Payment System and Ambulatory Surgical Center Payment System for CY 2026 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes, among others:
•An estimated net increase of 2.6% for the OPPS rates based on a market basket increase of 3.3%, reduced by a multifactor productivity adjustment required by the Affordable Care Act of 0.7%;
•Adoption of a site neutrality payment policy for drug administration in off-campus outpatient departments; and
•A 2.6% increase to the ambulatory surgical center payment rates.
CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 3.3% increase in Medicare FFS OPPS payments for propriety hospitals.
Final Rule on the Remedy for the 340B-Acquired Drug Payment Policy for Calendar Years 2018-2022—CMS’ 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers (“340B Drugs”). In the CY 2018 final rule regarding OPPS payment and policy changes, CMS reduced the payment for 340B Drugs from the average sales price (“ASP”) plus 6% to the ASP minus 22.5% and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). CMS retained the same 340B Payment Adjustment in the final rules regarding OPPS payment and policy changes for CYs 2019 through 2022. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. Following the initial court decisions and a series of appeals, the U.S. Supreme Court (the “Supreme Court”) unanimously ruled in June 2022 that the decision to impose the 340B Payment Adjustment in CYs 2018 and 2019 was unlawful, and the case was remanded to the lower courts to determine the appropriate remedy. In response to the Supreme Court’s decision, the final rules regarding OPPS payment and policy changes for CY 2023 affirmed that CMS was now applying the default rate, generally ASP plus 6%, to 340B Drugs and biologicals, and it had removed the 340B Payment Adjustment made in 2018. To address the remediation for the prior years’ underpayments, CMS released the Hospital Outpatient Prospective Payment System: Remedy for 340B-Acquired Drugs Payment Policy for Calendar Years 2018-2022 Final Rule in November 2023. The final rule provides for a one-time lump sum remedy payment to each 340B Hospital that received a cut in 340B Drug payments from 2018 through 2022 (to which CMS will not apply interest). Due to budget neutrality requirements, CMS also implemented a reduction to future non‑drug item and service payments through an adjustment to the OPPS conversion factor by minus 0.5% starting in CY 2026 until the full amount is offset. In the CY 2026 proposed rule, CMS proposed to increase the 340B remedy reduction from 0.5% to 2.0%, effectively accelerating the estimated recoupment timeline from 16 to six years. In the CY 2026 final rule, CMS did not finalize its proposal to increase the remedy reduction. Although CMS abandoned the accelerated recoupment timeline, the agency anticipates a larger, up to 2.0%, reduction in future rulemaking.
Payment and Policy Changes to the MPFS—In October 2025, CMS released the CY 2026 Medicare Physician Fee Schedule Final Rule (“MPFS Final Rule”). The MPFS Final Rule includes updates to payment policies, payment rates and other provisions for services reimbursed under the MPFS from January 1 through December 31, 2026. The MPFS Final Rule also includes a one-time temporary 2.5% MPFS conversion factor increase from the OBBBA. Under the MPFS Final Rule, the CY 2026 conversion factors will increase from $32.35 to $33.57 for qualifying APM QPs and to $33.40 for non-QP clinicians.
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
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the years ended December 31, 2025, 2024 and 2023 was $9.696 billion, $9.809 billion and $10.248 billion, respectively. Our top 10 managed care payers generated 69% of our managed care net patient service revenues for the year ended December 31, 2025. During the same period, national payers generated 48% of our managed care net patient service revenues; the remainder came from regional or local payers. At December 31, 2025 and 2024, 67% and 68%, respectively, of our Hospital Operations segment’s net accounts receivable were due from managed care payers.
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2025, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $42 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the years ended December 31, 2025, 2024 or 2023. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
In recent years, managed care governmental admissions have increased as a percentage of total managed care admissions. However, in year ended December 31, 2025, admissions growth from commercial managed care plans was greater than the growth in admissions from Medicare and Medicaid managed care programs. Commercial managed care plans typically generate higher yields than managed care governmental insurance plans. We have continued to benefit from year‑over‑year aggregate managed care commercial pricing improvements.
Indemnity
An indemnity‑based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.
UNINSURED PATIENTS
Uninsured patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. Self‑pay accounts receivable, which include amounts due from uninsured patients, as well as co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At December 31, 2025 and 2024, 7% and 5%, respectively, of our Hospital Operations segment’s accounts receivable was self‑pay. Further, a significant portion of our implicit price concessions relates to self‑pay amounts. The revenue cycle management services we provide are subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities.

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
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Years Ended December 31,
	2025	2024	2023
Estimated costs for:
Uninsured patients	$439	$535	$499
Charity care patients	134	82	110
Total	$573	$617	$609

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2025 COMPARED TO THE YEAR ENDED DECEMBER 31, 2024
The following table presents our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Years Ended December 31,		Increase (Decrease)
	2025	2024
Net operating revenues:
Hospital Operations	$16,138	$16,141	$(3)
Ambulatory Care	5,172	4,534	638
Net operating revenues	21,310	20,675	635
Equity in earnings of unconsolidated affiliates	264	260	4
Operating expenses:
Salaries, wages and benefits	8,705	8,801	(96)
Supplies	3,780	3,647	133
Other operating expenses, net	4,523	4,492	31
Depreciation and amortization	863	818	45
Impairment and restructuring charges, and acquisition-related costs	130	102	28
Litigation and investigation costs	64	35	29
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	(2,916)	2,917
Operating income	$3,508	$5,956	$(2,448)

Net operating revenues	100.0%	100.0%	—%
Equity in earnings of unconsolidated affiliates	1.2%	1.3%	(0.1)%
Operating expenses:
Salaries, wages and benefits	40.8%	42.6%	(1.8)%
Supplies	17.7%	17.6%	0.1%
Other operating expenses, net	21.2%	21.7%	(0.5)%
Depreciation and amortization	4.1%	4.0%	0.1%
Impairment and restructuring charges, and acquisition-related costs	0.6%	0.5%	0.1%
Litigation and investigation costs	0.3%	0.2%	0.1%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	(14.1)%	14.1%
Operating income	16.5%	28.8%	(12.3)%

The following table presents our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Year Ended December 31, 2025		Year Ended December 31, 2024(1)
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$16,138	$5,172	$16,141	$4,534
Equity in earnings of unconsolidated affiliates	6	258	10	250
Operating expenses:
Salaries, wages and benefits	7,440	1,265	7,664	1,137
Supplies	2,405	1,375	2,460	1,187
Other operating expenses, net	3,759	764	3,842	650
Depreciation and amortization	711	152	684	134
Impairment and restructuring charges, and acquisition-related costs	48	82	51	51
Litigation and investigation costs	63	1	30	5
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(12)	13	(2,803)	(113)
Operating income	$1,730	$1,778	$4,223	$1,733

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	—%	5.0%	0.1%	5.5%
Operating expenses:
Salaries, wages and benefits	46.1%	24.5%	47.5%	25.1%
Supplies	14.9%	26.6%	15.2%	26.2%
Other operating expenses, net	23.3%	14.8%	23.8%	14.3%
Depreciation and amortization	4.4%	2.8%	4.3%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.3%	1.6%	0.3%	1.1%
Litigation and investigation costs	0.4%	—%	0.2%	0.1%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(0.1)%	0.3%	(17.4)%	(2.5)%
Operating income	10.7%	34.4%	26.2%	38.2%

(1)	Grant income is no longer significant enough to be presented separately and is now included in net operating revenues for the respective segment. Prior‑year ratios have been adjusted to reflect the resulting change in net operating revenues.
Consolidated net operating revenues increased by $635 million, or 3.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Our Hospital Operations segment’s net operating revenues decreased by $3 million during the year ended December 31, 2025 as compared to 2024. This decrease was primarily attributable to the impact of the sales of the Divested Hospitals in 2024, partially offset by a more favorable payer mix, increases in our same‑hospital admissions, higher patient acuity, growth in Medicaid supplemental revenue and negotiated commercial rate increases during 2025. During the year ended December 31, 2025, net operating revenues in our Ambulatory Care segment increased by $638 million, or 14.1%, as compared to 2024. This growth was primarily driven by our newly acquired and developed ASCs, net of the impact of the sale or closure of certain facilities, negotiated commercial rate increases, higher patient acuity and the addition of new service lines in 2025.

RESULTS OF OPERATIONS BY SEGMENT
Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2025	2024
Number of hospitals	47	47	—	(1)
Total admissions	468,250	460,541	1.7%
Adjusted admissions	842,992	833,221	1.2%
Paying admissions (excludes charity and uninsured)	447,549	439,671	1.8%
Charity and uninsured admissions	20,701	20,870	(0.8)%
Admissions through emergency department	352,964	344,300	2.5%
Paying admissions as a percentage of total admissions	95.6%	95.5%	0.1%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.4%	4.5%	(0.1)%	(1)
Emergency department admissions as a percentage of total admissions	75.4%	74.8%	0.6%	(1)
Surgeries — inpatient	118,600	118,174	0.4%
Surgeries — outpatient	152,375	154,431	(1.3)%
Total surgeries	270,975	272,605	(0.6)%
Patient days — total	2,283,359	2,297,285	(0.6)%
Adjusted patient days	3,968,902	4,000,871	(0.8)%
Average length of stay (days)	4.88	4.99	(2.2)%
Licensed beds (at end of period)	12,312	12,307	—%
Average licensed beds	12,308	12,326	(0.1)%
Utilization of licensed beds	50.8%	50.9%	(0.1)%	(1)

(1)	The change is the difference between the 2025 and 2024 amounts or percentages presented.

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Outpatient Visits	2025	2024
Total visits	5,356,692	5,453,354	(1.8)%
Paying visits (excludes charity and uninsured)	4,970,877	5,059,092	(1.7)%
Charity and uninsured visits	385,815	394,262	(2.1)%
Emergency department visits	1,793,143	1,832,042	(2.1)%
Surgery visits	152,375	154,431	(1.3)%
Paying visits as a percentage of total visits	92.8%	92.8%	—%	(1)
Charity and uninsured visits as a percentage of total visits	7.2%	7.2%	—%	(1)

(1)	The change is the difference between the 2025 and 2024 percentages presented.

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Revenues	2025	2024
Total segment net operating revenues	$15,936	$14,963	6.5%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$13,791	$12,940	6.6%
Net patient service revenue per adjusted admission	$16,360	$15,530	5.3%
Net patient service revenue per adjusted patient day	$3,475	$3,234	7.5%

	Same-Hospital Years Ended December 31,		Increase (Decrease)
Selected Operating Expenses	2025	2024
Salaries, wages and benefits	$7,382	$7,135	3.5%
Supplies	2,385	2,264	5.3%
Other operating expenses	3,645	3,435	6.1%
	$13,412	$12,834	4.5%

	Same-Hospital Years Ended December 31,		Increase (Decrease) (1)
Selected Operating Expenses as a Percentage of Net Operating Revenues	2025	2024
Salaries, wages and benefits	46.3%	47.7%	(1.4)%
Supplies	15.0%	15.1%	(0.1)%
Other operating expenses	22.9%	23.0%	(0.1)%

(1)	The change is the difference between the 2025 and 2024 percentages presented.
Revenues
Same‑hospital net operating revenues increased by $973 million, or 6.5%, during the year ended December 31, 2025 compared to the previous year. This increase was attributable to the positive impact of a more favorable payer mix, higher patient admissions and acuity, growth in Medicaid supplemental revenue and negotiated commercial rate increases during 2025.
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $247 million, or 3.5%, in the year ended December 31, 2025 compared to 2024. This change was primarily attributable to higher employee benefit costs, annual merit increases, and an increase in recruiting and retention costs. These factors were partially offset by a decrease in contract labor and premium pay costs during 2025. As a percentage of net operating revenues, same‑hospital salaries, wages and benefits expense decreased by 140 basis points to 46.3% in the year ended December 31, 2025 compared to the year ended December 31, 2024.
Supplies
Same‑hospital supplies expense increased by $121 million, or 5.3%, in the year ended December 31, 2025 compared to 2024. This increase was driven by higher patient admissions and acuity, partially offset by our cost‑efficiency measures. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 10 basis points to 15.0% in the year ended December 31, 2025 compared to the year ended December 31, 2024.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $210 million, or 6.1%, in the year ended December 31, 2025 compared to 2024. This change was primarily attributable to increases in medical fees, professional and consulting fees, and malpractice expense during 2025. Same‑hospital other operating expenses as a percentage of net operating revenues decreased by 10 basis points from 23.0% for the year ended December 31, 2024 to 22.9% for the year December 31, 2025.
Ambulatory Care Segment
Our Ambulatory Care segment is comprised of USPI’s ASCs and surgical hospitals. USPI operates its facilities in partnership with local physicians and, in many of these facilities, a health system partner. In most cases, we hold ownership interests in the facilities and operate them through separate legal entities. Our sources of earnings consist of:
•management and administrative services revenues from the facilities USPI operates through management services contracts, usually computed as a percentage of each facility’s net revenues; and
•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.
Our role as an owner and day‑to‑day manager provides us with significant influence over the operations of each facility. For many of the facilities in which our Ambulatory Care segment holds an ownership interest (150 of 559 facilities at December 31, 2025), this influence does not represent control of the facility, so we account for our investment in each of these facilities under the equity method for an unconsolidated affiliate. USPI controls 409 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same whether it is consolidated or unconsolidated, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries. The net profit attributable to owners other than USPI is classified within net income available (loss attributable) to noncontrolling interests.

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
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Years Ended December 31,		Increase (Decrease)
	2025	2024
Net operating revenues	$5,172	$4,534	14.1%
Equity in earnings of unconsolidated affiliates	$258	$250	3.2%
Salaries, wages and benefits	$1,265	$1,137	11.3%
Supplies	$1,375	$1,187	15.8%
Other operating expenses, net	$764	$650	17.5%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $638 million, or 14.1%, during the year ended December 31, 2025 compared to 2024. The change was driven by (1) a $300 million increase from 2024 and 2025 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the sale or closure of certain facilities, and (2) a $338 million increase in same‑facility net operating revenues, which was primarily attributable to incremental revenue from negotiated commercial rate increases, higher patient acuity and the addition of new service lines during 2025.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $128 million, or 11.3%, during the year ended December 31, 2025 compared to 2024. This change was driven by an $87 million increase from 2024 and 2025 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the sale or closure of certain facilities. A $41 million increase in same‑facility salaries, wages and benefits expense also contributed to the increase. Salaries, wages and benefits expense as a percentage of net operating revenues decreased by 60 basis points from 25.1% in the year ended December 31, 2024 to 24.5% in the year ended December 31, 2025.
Supplies
Supplies expense increased by $188 million, or 15.8%, during the year ended December 31, 2025 compared to 2024. The change was driven by a $91 million increase from 2024 and 2025 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the sale or closure of certain facilities. An increase of $97 million in same‑facility supplies expense, due primarily to higher patient acuity and the addition of new service lines during 2025, also contributed to this change. Supplies expense as a percentage of net operating revenues increased by 40 basis points from 26.2% in the year ended December 31, 2024 to 26.6% in the year ended December 31, 2025.
Other Operating Expenses, Net
Other operating expenses increased by $114 million, or 17.5%, during the year ended December 31, 2025 compared to 2024. The change was primarily driven by (1) a $68 million increase from 2024 and 2025 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the sale or closure of certain facilities, and (2) a $46 million increase in same-facility other operating costs during 2025. Other operating expenses as a percentage of net operating revenues increased from 14.3% for the year ended December 31, 2024 to 14.8% for 2025.

Facility Growth
The following table presents the year-over-year changes in our revenue and cases on a same‑facility systemwide basis:

Year Ended December 31, 2025
Net revenues	7.5%
Cases	0.3%
Net revenue per case	7.1%
Facility Acquisitions and Investment
The table below presents the aggregate cash activity related to our acquisition of various ownership interests in ambulatory care facilities:

	Years Ended December 31,
	2025	2024
Purchases of controlling interests	$301	$553
Acquisition-related cash adjustments	7	—
Purchases of noncontrolling interests	7	1
Equity investment in unconsolidated affiliates and consolidated facilities that did not result in a change of control	24	25
	$339	$579
During the year ended December 31, 2025, we commenced operations at six de novo ASCs. In the same period, we paid an aggregate of $301 million to acquire controlling ownership interests in 27 ASCs and one surgical hospital in which we previously held no investment, as well as nine facilities that were previously unconsolidated. We also acquired a non‑controlling ownership interest in an ASC and ceased operations or disposed of 19 ASCs during the year ended December 31, 2025.
Consolidated
Impairment and Restructuring Charges, and Acquisition-Related Costs
The following table presents information about our impairment and restructuring charges, and acquisition‑related costs:

	Years Ended December 31,
	2025	2024
Consolidated:
Impairment charges	$61	$7
Restructuring charges	44	56
Acquisition-related costs	25	39
Total impairment and restructuring charges, and acquisition-related costs	$130	$102

By segment:
Hospital Operations	$48	$51
Ambulatory Care	82	51
Total impairment and restructuring charges, and acquisition-related costs	$130	$102
Restructuring charges during the year ended December 31, 2025 included $15 million of contract and lease termination fees, $13 million related to the transition of various administrative functions to our Global Business Center (“GBC”) in the Philippines, $8 million of employee severance costs and $8 million of other restructuring costs. Impairment charges for the year ended December 31, 2025 primarily related to the write-down of our investments in certain unconsolidated affiliates. During the year ended December 31, 2024, restructuring charges consisted of $17 million of legal costs related to the sale of certain businesses, $12 million of contract and lease termination fees, $11 million of employee severance costs, $9 million related to the transition of various administrative functions to our GBC and $7 million of other restructuring costs. Impairment charges for the year ended December 31, 2024 primarily related to the write-down of certain intangible assets held by our Ambulatory Care segment to their estimated fair value. Acquisition‑related costs during both 2025 and 2024 consisted entirely of transaction costs.

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
Litigation and Investigation Costs
Litigation and investigation costs for the years ended December 31, 2025 and 2024 were $64 million and $35 million, respectively.
Gains and Losses on Sales, Consolidation and Deconsolidation of Facilities
We recorded net losses from the sale, consolidation and deconsolidation of facilities of $1 million during the year ended December 31, 2025. This activity included net losses related to the consolidation of certain facilities by our Ambulatory Care segment, partially offset by a gain related to post-closing adjustments from the divestiture of our AL Hospitals in 2024 and gains recognized in 2025 from the divestiture of certain facilities by our Hospital Operations and Ambulatory Care segments.
We recorded gains from the sale, consolidation and deconsolidation of facilities totaling $2.916 billion during the year ended December 31, 2024. Activity during 2024 primarily consisted of aggregate gains recognized from the sales of the Divested Hospitals, as well as facilities sold, consolidated and deconsolidated by our Ambulatory Care segment.
Interest Expense
Interest expense for the years ended December 31, 2025 and 2024 was $821 million and $826 million, respectively.
Losses from Early Extinguishment of Debt
During the year ended December 31, 2025, we recorded net losses of $4 million primarily related to the full redemption of our February 2027 Senior Secured Second Lien Notes and the partial redemption of our October 2028 Senior Unsecured Notes, in each case in advance of their maturity dates. These losses derived from the write-off of unamortized issuance costs associated with the respective notes.
During the year ended December 31, 2024, we recorded losses of $8 million related to the redemption of our 4.875% senior secured first lien notes due 2026 in advance of their maturity date. These losses derived from the write-off of unamortized issuance costs associated with the notes.
Income Tax Expense
During the year ended December 31, 2025, we recorded income tax expense of $433 million on pre‑tax income of $2.800 billion compared to income tax expense of $1.184 billion on pre‑tax income of $5.248 billion during the year ended December 31, 2024.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below.

	Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Tax expense at statutory federal rate	$588	21.0%	$1,102	21.0%
Domestic federal tax
Nontaxable or nondeductible items:
Tax benefit attributable to noncontrolling interests	(202)	(7.2)%	(181)	(3.4)%
Nondeductible goodwill	—	—%	161	3.1%
Other	(2)	(0.1)%	7	0.1%
Stock-based compensation tax benefit	(11)	(0.4)%	(9)	(0.2)%
Other	(21)	(0.7)%	(5)	(0.1)%
State and local income taxes, net of federal income tax effect	82	2.9%	278	5.3%
Changes in valuation allowances	(3)	(0.1)%	(184)	(3.5)%
Changes in prior year unrecognized tax benefits	2	0.1%	15	0.3%
Income tax expense	$433	15.5%	$1,184	22.6%

During the year ended December 31, 2025, the valuation allowance increased by $2 million, including an increase of $11 million due to limitations on the tax deductibility of interest expense, and a decrease of $9 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2025 was $160 million. During the year ended December 31, 2024, the valuation allowance decreased by $90 million, including a decrease of $180 million primarily for utilization of interest expense carryforwards due to gains from sales of facilities, an increase of $92 million due to an acquisition, and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2024 was $158 million.
Net Income Available to Noncontrolling Interests
The table below presents net income available to noncontrolling interests by segment for the periods indicated:

	Years Ended December 31,
	2025	2024
Hospital Operations	$155	$150
Ambulatory Care	805	714
Total net income available to noncontrolling interests	$960	$864
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2024 COMPARED TO THE YEAR ENDED DECEMBER 31, 2023
A discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in our Annual Report on Form 10-K for the year ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
Scheduled Contractual Obligations
Our obligations to make future cash payments under scheduled contractual obligations are summarized in the table below, all as of December 31, 2025. Other than with respect to the repayment of long-term debt, we expect to use net cash generated from operating activities or cash on hand to satisfy the below obligations. We also have the ability to use borrowings under our 2025 Credit Agreement. Long‑term debt maturities may be refinanced or repaid using net cash generated from operating activities or from the proceeds from sales of facilities.

	Total	Years Ended December 31,					Thereafter
		2026	2027	2028	2029	2030
	(In Millions)
Long-term debt(1)	$16,000	$738	$2,245	$2,998	$1,889	$3,795	$4,335
Finance lease obligations(1)	798	53	132	38	28	25	522
Long-term non-cancelable operating lease obligations	1,527	271	247	214	177	139	479
Academic teaching services	174	29	29	29	29	29	29
Defined benefit plan obligations	415	24	23	23	23	22	300
Information technology services contracts	755	233	157	119	116	130	—
Purchase orders	284	284	—	—	—	—	—
Total	$19,953	$1,632	$2,833	$3,421	$2,262	$4,140	$5,665

(1)	Amounts include both principal and interest.
Long-term Debt—During the year ended December 31, 2025, we executed our new 2025 Credit Agreement and concurrently terminated our then-existing senior secured revolving credit facility prior to its scheduled maturity date. Our 2025 Credit Agreement, which has a scheduled maturity date of November 4, 2030, provides for, subject to borrowing availability, revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. Our borrowing availability is calculated by reference to a borrowing base that is determined by specified percentages of eligible accounts receivable, eligible inventory and Medicaid supplemental payments. At December 31, 2025, we had no cash borrowings outstanding under the 2025 Credit Agreement, and we had less than $1 million of standby letters of credit outstanding.
At December 31, 2025, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. A payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from 2027 through 2033. We completed the following transactions during the year ended December 31, 2025, all of which occurred in November:
•We issued $1.500 billion aggregate principal amount of our 2032 Senior Secured First Lien Notes. We will pay interest on these notes on May 15 and November 15 of each year, which payments will commence on May 15, 2026.
•In addition, we issued $750 million aggregate principal amount of our 2033 Senior Unsecured Notes. We will pay interest on these notes on May 15 and November 15 of each year, which payments will commence on May 15, 2026.
•We used the net proceeds from the issuance of the 2032 Senior Secured First Lien Notes and 2033 Senior Unsecured Notes, together with cash on hand, to finance the redemption of all $1.500 billion aggregate principal amount outstanding of our February 2027 Senior Secured Second Lien Notes and the redemption of $750 million aggregate principal amount of the then $2.500 billion aggregate principal amount outstanding of our October 2028 Senior Unsecured Notes, in each case in advance of their maturity dates.
Interest payments, net of capitalized interest, were $865 million, $851 million and $882 million in the years ended December 31, 2025, 2024 and 2023, respectively. For the year ending December 31, 2026, we expect annual interest payments to be approximately $750 million to $760 million.
Future maturities of our long-term debt obligations are summarized in the table above. See Note 8 to the accompanying Consolidated Financial Statements for additional information about our long‑term debt obligations.

Lease Obligations—We have operating lease agreements primarily for real estate, including off‑campus outpatient facilities, medical office buildings, and corporate and other administrative offices, as well as medical and office equipment. Our finance leases primarily relate to medical and office equipment and real estate. As of December 31, 2025, we had fixed payment obligations of $1.709 billion under non‑cancellable lease agreements. Future payments due in connection with our operating and finance leases, including imputed interest, are summarized in the table above. Additional information about our lease commitments is provided in Note 7 to the accompanying Consolidated Financial Statements.
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
Purchase Orders—We had outstanding short‑term purchase commitments of $284 million at December 31, 2025, which we expect to pay within 12 months.
Other Contractual Obligations
Asset Retirement Obligations—Asset retirement obligations represent the estimated costs to perform environmental remediation work, which we are legally obligated to complete, at certain of our facilities upon their retirement. This work could include asbestos abatement, the removal of underground storage tanks and other similar activities. At December 31, 2025, the undiscounted aggregate future estimated payments related to these obligations was $206 million. We are unable to predict the timing of these payments due to the uncertainty and long timeframes inherent in these obligations.
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
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. Drawings under any letter of credit issued under the LC Facility accrue interest if not reimbursed within three business days. At December 31, 2025, we had $104 million of standby letters of credit outstanding under the LC Facility. The timing of reimbursement payments is uncertain, as we cannot foresee when, or if, a standby letter of credit will be drawn upon.
Guarantees—Our guarantees include minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, as well as operating lease guarantees. At December 31, 2025, the maximum potential amount of future payments under these guarantees was $219 million, of which $138 million were included in other current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2025. The timing and amount of future payments under these guarantees is uncertain.
Professional and General Liability Obligations—At December 31, 2025, the current and long‑term professional and general liability reserves included in our Consolidated Balance Sheet were $276 million and $951 million, respectively, and the current and long‑term workers’ compensation reserves included in our Consolidated Balance Sheet were $36 million and $91 million, respectively. The timing of professional and general liability payments is uncertain as such payments depend on several factors, including the nature of claims and when they are received.
Other than the obligations described above, we had no off‑balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources at December 31, 2025.

Other Cash Requirements
Capital Expenditures—Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations); surgical hospital expansion focused on higher‑acuity services; equipment and information systems additions and replacements; introduction of new medical technologies (including robotics); design and construction of new facilities; and various other capital improvements. In September 2025, we opened the newly constructed, 54-bed Florida Coast Medical Center in Port St. Lucie, Florida. Capital expenditures were $1.010 billion, $931 million and $751 million in the years ended December 31, 2025, 2024 and 2023, respectively. We anticipate that our capital expenditures for the year ending December 31, 2026 will total approximately $700 million to $800 million, including $111 million that was accrued as a liability at December 31, 2025.
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
We have initiated design work for the structural performance category (“SPC”) improvements required by the 2030 deadline. Designs are specific to each facility and involve the testing of construction materials. The completed engineering and architectural design documents will require regulatory review by the State before we can obtain construction permits. In addition to the previously identified NPC requirements, the final SPC scope of work will inform our budgeting and scheduling of the work. At this time, we are unable to estimate the cost of this work.
Income Taxes—Income tax payments, net of tax refunds, were $450 million and $1.271 billion in the years ended December 31, 2025 and 2024, respectively. Of the income tax payments made during the year ended December 31, 2024, $855 million was attributable to income tax obligations arising from our sales of the Divested Hospitals. At December 31, 2025, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $291 million pre‑tax, $140 million of which expires in 2026 to 2037 and $151 million of which has no expiration date, for which the associated deferred tax benefit net of valuation allowance is $2 million, (2) capital loss carryforwards of $100 million, for which the deferred tax benefit net of valuation allowance is $23 million, and (3) state NOL carryforwards of approximately $2.937 billion expiring in 2026 through 2045 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is approximately $23 million.
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
Periodic examinations of our tax returns by the IRS or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2021 remain subject to audit by the IRS.
SOURCES AND USES OF CASH
Our liquidity for the year ended December 31, 2025 was primarily derived from net cash provided by operating activities and cash on hand. Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our 2025 Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors. We had $2.883 billion of cash and cash equivalents on hand at December 31, 2025 to fund our operations and capital expenditures, as well as funds available under our 2025 Credit Agreement.

Cash Collections
The following table presents our consolidated net accounts receivable by payer:

	December 31,
	2025	2024
Medicare	$134	$113
Medicaid	57	65
Net cost report settlements receivable and valuation allowances	(1)	6
Managed care	1,357	1,390
Self-pay uninsured	46	29
Self-pay balance after insurance	90	69
Estimated future recoveries	148	144
Other payers	183	235
Total Hospital Operations	2,014	2,051
Ambulatory Care	551	485
Accounts receivable, net	$2,565	$2,536
The collection of accounts receivable is a key area of focus for our business. At December 31, 2025 and 2024, our Hospital Operations segment collection rate on self‑pay accounts was approximately 24% and 28%, respectively. Our self‑pay collection rate includes payments made by patients, including co‑pays, co‑insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co‑pays, co‑insurance amounts and deductibles owed to us by patients with insurance at December 31, 2025, a 10% increase or decrease in our self‑pay collection rate, equivalent to a fluctuation of approximately two percentage points in the collection rate, which we believe could be a reasonably likely change, would result in a favorable or unfavorable adjustment to patient accounts receivable of approximately $14 million.
We also typically experience ongoing managed care payment delays, payer policy changes and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 95% and 96% at December 31, 2025 and 2024, respectively.
Various factors can influence collection trends, including changes in the economy and inflation, which in turn impact unemployment rates and the number of uninsured and underinsured patients. Additional variables include the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, successful cyber‑attacks against us or the third-party systems we interact with, and business practices related to collection efforts. These factors are dynamic and can affect collection trends and our estimation processes.
We manage our implicit price concessions using hospital‑specific goals and benchmarks such as (1) total cash collections, (2) point‑of‑service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable of our Hospital Operations segment of $2.015 billion and $2.045 billion at December 31, 2025 and 2024, respectively. Cost report settlements receivable, net of payables and related valuation allowances, of $1 million and $6 million at December 31, 2025 and 2024, respectively, are excluded from the tables.

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At December 31, 2025:
0-60 days	91%	53%	65%	20%	58%
61-120 days	7%	23%	16%	14%	15%
121-180 days	1%	9%	8%	7%	8%
Over 180 days	1%	15%	11%	59%	19%
Total	100%	100%	100%	100%	100%

	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
At December 31, 2024:
0-60 days	93%	51%	62%	22%	55%
61-120 days	4%	22%	18%	15%	17%
121-180 days	1%	11%	9%	8%	9%
Over 180 days	2%	16%	11%	55%	19%
Total	100%	100%	100%	100%	100%
We continue to implement revenue cycle initiatives intended to improve our cash flow. These initiatives are focused on standardizing and improving pre‑service patient access processes, including pre‑registration, registration, verification of eligibility and benefits, liability identification and collections at point‑of‑service, and financial counseling. These initiatives are intended to reduce denials, improve service levels to patients and increase the quality of accounts that end up in accounts receivable. In our billing and accounts receivable operations, we continue to implement revenue cycle initiatives to accelerate liquidation and improve overall yield. Although we continue to focus on improving our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.
Uses of Cash
Net cash provided by operating activities was $3.540 billion in the year ended December 31, 2025 compared to $2.047 billion in the year ended December 31, 2024. Key factors contributing to the change between 2025 and 2024 included the following:
•An increase in net income before interest, taxes, depreciation and amortization, impairment and restructuring charges, acquisition‑related costs, litigation costs and settlements, losses from the early extinguishment of debt, other non-operating income or expense, and net losses on sales, consolidation and deconsolidation of facilities of $571 million;
•Income tax payments that were $821 million lower in 2025 than in 2024; and
•The timing of working capital items.
Net cash used in investing activities was $1.275 billion for the year ended December 31, 2025 as compared to net cash provided by investing activities of $3.429 billion for the year ended December 31, 2024. The primary factors contributing to the change between 2025 and 2024 were: (1) investing activities during 2024 included proceeds from the sales of facilities and other assets of $4.981 billion, primarily from the sales of the Divested Hospitals; (2) a $263 million decrease in purchases of businesses or joint venture interests during 2025; and (3) capital expenditures that were $79 million higher during 2025 compared to 2024.
Net cash used in financing activities was $2.401 billion and $3.685 billion in the years ended December 31, 2025 and 2024, respectively. The primary factors contributing to the change between 2025 and 2024 were: (1) financing activities during 2025 include proceeds from the issuance of $2.250 billion aggregate principal amount of our 2032 Senior Secured First Lien Notes and 2033 Senior Unsecured Notes; (2) we made payments totaling $1.386 billion to repurchase 8,771 thousand shares of our common stock under our share repurchase program during 2025, an increase of $714 million over 2024; (3) long‑term debt payments were $129 million higher during 2025; (4) distributions to noncontrolling interest holders increased by $128 million during 2025 as compared to 2024; and (5) purchases of noncontrolling ownership interests decreased by $108 million during 2025.
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
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At December 31, 2025, our 2025 Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. At December 31, 2025, we had no cash borrowings outstanding under the 2025 Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible accounts receivable, eligible inventory and Medicaid supplemental payments,

$1.900 billion was available for borrowing under the 2025 Credit Agreement at December 31, 2025. We were in compliance with all covenants and conditions in our 2025 Credit Agreement at December 31, 2025.
Letter of Credit Facility—Our LC Facility provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At December 31, 2025, we were in compliance with all covenants and conditions in the LC Facility, and we had $104 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—A detailed discussion of our debt transactions during the year ended December 31, 2025 is provided under the Cash Requirements subsection above. In aggregate, we recognized net losses from the early extinguishment of debt of $4 million in the year ended December 31, 2025 primarily related to the full redemption of our February 2027 Senior Secured Second Lien Notes and the partial redemption of our October 2028 Senior Unsecured Notes, in each case in advance of the notes’ maturity dates. These losses resulted from the write-off of unamortized issuance costs associated with the notes.
LIQUIDITY
From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.
Our cash on hand fluctuates day‑to‑day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments and income tax payments. These fluctuations can result in material intra-quarter net operating and investing uses of cash that have caused, and in the future may cause, us to use our 2025 Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our 2025 Credit Agreement and anticipated future cash provided by our operating activities are adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, are adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to current and former joint venture partners, and other presently known operating needs.
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
We have not relied on commercial paper or other short-term financing arrangements or entered into repurchase agreements or other short-term financing arrangements not otherwise reported in our balance sheet. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest except for borrowings, if any, under our 2025 Credit Agreement.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 24 to the accompanying Consolidated Financial Statements for a discussion of recently issued and recently adopted accounting standards.
CRITICAL ACCOUNTING ESTIMATES
In preparing our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we must use estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

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
Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2025, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $42 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop‑loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in‑house and discharged‑not‑final‑billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the year ended December 31, 2025. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
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
Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at December 31, 2025, a 10% increase or decrease in our self‑pay collection rate, equivalent to a fluctuation of approximately two percentage points in the collection rate, which we believe could be a reasonably likely change, would result in a favorable or unfavorable adjustment to patient accounts receivable of approximately $14 million.
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
Our estimated reserves for professional and general liability claims will change significantly if future trends differ from projected trends. We believe it is reasonably likely for there to be a 500‑basis point increase or decrease in our frequency or severity trend. Based on our reserves and other information at December 31, 2025, a 500‑basis point increase in our frequency trend would increase the estimated reserves by $63 million, and a 500‑basis point decrease in our frequency trend would decrease the estimated reserves by $47 million. A 500‑basis point increase in our severity trend would increase the estimated reserves by $256 million, and a 500‑basis point decrease in our severity trend would decrease the estimated reserves by $186 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.
The table below shows the case reserves and incurred but not reported and loss development reserves:

	December 31,
	2025	2024
Case reserves	$281	$319
Incurred but not reported and loss development reserves	946	819
Total reserves	$1,227	$1,138
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
Malpractice claims generally take up to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of reserves at both December 31, 2025 and 2024 representing unsettled claims was approximately 98%.
The following table presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2025	2024
Accrual for professional and general liability claims, beginning of the year	$1,138	$1,046
Less losses recoverable from re-insurance and excess insurance carriers	(24)	(24)
Expense related to(1):
Current year	310	271
Prior years	27	24
Total incurred loss and loss expense	337	295
Paid claims and expenses related to:
Current year	(4)	(8)
Prior years	(239)	(195)
Total paid claims and expenses	(243)	(203)
Plus losses recoverable from re-insurance and excess insurance carriers	19	24
Accrual for professional and general liability claims, end of year	$1,227	$1,138

(1)Total malpractice expense, including premiums for insured coverage and recoveries from third parties, was $341 million and $309 million in the years ended December 31, 2025 and 2024, respectively.
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
During the years ended December 31, 2025, 2024 and 2023, we recorded impairment charges totaling $61 million, $7 million and $43 million, respectively. We recognized impairment charges related to our Hospital Operations segment of $13 million during the year ended December 31, 2025 and $1 million in each of the years ended December 31, 2024 and 2023. During the years ended December 31, 2025, 2024 and 2023, impairment charges totaling $48 million, $6 million and $42 million, respectively, related to our Ambulatory Care segment. Impairment charges recognized during the years ended December 31, 2025 and 2023 were primarily related to the write‑down of our investment in certain equity method investments held by our Ambulatory Care segment. During the year ended December 31, 2024, impairment charges were primarily related to the write-down of certain intangible assets held by our Ambulatory Care segment to their estimated fair value.
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
At December 31, 2025, our business included two reportable segments – Hospital Operations and Ambulatory Care. Our reportable segments are reporting units used to perform our goodwill impairment analysis, and goodwill is accordingly assigned to these reporting segments. We completed our annual goodwill impairment analysis as of October 1, 2025.
At both December 31, 2025 and 2024, the allocated goodwill balances related to our Hospital Operations segment was $2.697 billion. Goodwill balances related to our Ambulatory Care segment were $8.501 billion and $7.994 billion at December 31, 2025 and 2024, respectively. We performed a separate qualitative analysis for our reporting units and, in each case, determined it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. We therefore concluded that the segments’ goodwill was not impaired at either December 31, 2025 or 2024. Factors considered in these analyses included recent and estimated future operating trends derived from macro‑economic conditions, industry conditions and other factors specific to each reporting segment.
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
During the year ended December 31, 2025, the valuation allowance increased by $2 million, including an increase of $11 million due to limitations on the tax deductibility of interest expense, and a decrease of $9 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2025 was $160 million. During the year ended December 31, 2024, the valuation allowance decreased by $90 million, including a decrease of $180 million primarily for utilization of interest expense carryforwards due to gains from sales of facilities, an increase of $92 million due to an acquisition, and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2024 was $158 million.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market‑sensitive financial instruments at December 31, 2025. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$79	$1,628	$2,402	$1,438	$3,465	$4,253	$13,265	$13,285
Average effective interest rates	7.2%	5.3%	5.8%	4.4%	5.4%	6.3%	5.5%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To Our Shareholders:
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2025. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.
In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2025.
Tenet’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2025, and that firm’s audit report on such Consolidated Financial Statements is also included herein.
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

/s/ SAUMYA SUTARIA	/s/ SUN PARK
Saumya Sutaria, M.D.	Sun Park
Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 17, 2026	February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Tenet Healthcare Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
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
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Tenet Healthcare Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, other comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Net Operating Revenues and Accounts Receivable – Implicit Price Concessions – Refer to Notes 1, 3, and 15 to the consolidated financial statements
Critical Audit Matter Description
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
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 17, 2026
We have served as the Company’s auditor since 2007.

CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,883	$3,019
Accounts receivable	2,565	2,536
Inventories of supplies, at cost	348	346
Assets held for sale	62	21
Other current assets	1,991	1,760
Total current assets	7,849	7,682
Investments and other assets	2,883	3,037
Deferred income taxes	84	80
Property and equipment, at cost, less accumulated depreciation and amortization ($6,680 at December 31, 2025 and $5,809 at December 31, 2024)	6,315	6,049
Goodwill	11,198	10,691
Other intangible assets, at cost, less accumulated amortization ($1,328 at December 31, 2025 and $1,288 at December 31, 2024)	1,348	1,397
Total assets	$29,677	$28,936
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$79	$92
Accounts payable	1,360	1,294
Accrued compensation and benefits	858	899
Professional and general liability reserves	276	238
Accrued interest payable	81	149
Liabilities held for sale	—	13
Income tax payable	—	18
Other current liabilities	1,809	1,607
Total current liabilities	4,463	4,310
Long-term debt, net of current portion	13,092	13,081
Professional and general liability reserves	951	900
Defined benefit plan obligations	245	298
Deferred income taxes	240	227
Other long-term liabilities	1,713	1,573
Total liabilities	20,704	20,389
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,956	2,727
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 158,612 shares issued at December 31, 2025 and 158,001 shares issued at December 31, 2024	8	8
Additional paid-in capital	4,914	4,873
Accumulated other comprehensive loss	(181)	(180)
Retained earnings	4,415	3,008
Common stock in treasury, at cost, 71,660 shares at December 31, 2025 and 62,892 shares at December 31, 2024	(4,936)	(3,538)
Total shareholders’ equity	4,220	4,171
Noncontrolling interests	1,797	1,649
Total equity	6,017	5,820
Total liabilities and equity	$29,677	$28,936
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2025	2024	2023
Net operating revenues	$21,310	$20,675	$20,564
Equity in earnings of unconsolidated affiliates	264	260	228
Operating expenses:
Salaries, wages and benefits	8,705	8,801	9,146
Supplies	3,780	3,647	3,590
Other operating expenses, net	4,523	4,492	4,515
Depreciation and amortization	863	818	870
Impairment and restructuring charges, and acquisition-related costs	130	102	137
Litigation and investigation costs	64	35	47
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	(2,916)	(23)
Operating income	3,508	5,956	2,510
Interest expense	(821)	(826)	(901)
Other non-operating income, net	117	126	19
Loss from early extinguishment of debt	(4)	(8)	(11)
Income before income taxes	2,800	5,248	1,617
Income tax expense	(433)	(1,184)	(306)
Net income	2,367	4,064	1,311
Less: Net income available to noncontrolling interests	960	864	700
Net income available to Tenet Healthcare Corporation common shareholders	$1,407	$3,200	$611

Earnings available to Tenet Healthcare Corporation common shareholders:
Basic earnings per share	$15.61	$33.02	$6.01
Diluted earnings per share	$15.49	$32.70	$5.71

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	90,150	96,904	101,639
Diluted	90,833	97,881	104,800
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Dollars in Millions

	Years Ended December 31,
	2025	2024	2023
Net income	$2,367	$4,064	$1,311
Other comprehensive income (loss):
Adjustments for defined benefit plans	(11)	(9)	(9)
Amortization of net actuarial loss included in other non-operating income, net	8	8	7
Unrealized gain on debt securities held as available-for-sale	1	1	2
Foreign currency translation adjustments and other	—	1	—
Other comprehensive income (loss) before income taxes	(2)	1	—
Income tax benefit related to items of other comprehensive income (loss)	1	—	—
Total other comprehensive income (loss), net of tax	(1)	1	—
Comprehensive net income	2,366	4,065	1,311
Less: Comprehensive income available to noncontrolling interests	960	864	700
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$1,406	$3,201	$611
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Dollars in Millions, Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2022	102,247	$8	$4,778	$(181)	$(803)	$(2,660)	$1,317	$2,459
Net income	—	—	—	—	611	—	334	945
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(289)	(289)
Purchases of businesses and noncontrolling interests, net	—	—	5	—	—	—	147	152
Repurchases of common stock	(3,112)	—	—	—	—	(201)	—	(201)
Stock-based compensation expense, tax benefit and issuance of common stock	815	—	51	—	—	—	—	51
Balances at December 31, 2023	99,950	8	4,834	(181)	(192)	(2,861)	1,509	3,117
Net income	—	—	—	—	3,200	—	391	3,591
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(312)	(312)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	(5)
Purchases of businesses and noncontrolling interests, net	—	—	12	—	—	—	61	73
Repurchases of common stock	(5,596)	—	—	—	—	(677)	—	(677)
Stock-based compensation expense, tax benefit and issuance of common stock	755	—	32	—	—	—	—	32
Balances at December 31, 2024	95,109	8	4,873	(180)	3,008	(3,538)	1,649	5,820
Net income	—	—	—	—	1,407	—	426	1,833
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(372)	(372)
Other comprehensive loss	—	—	—	(1)	—	—	—	(1)
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(15)	—	—	—	94	79
Repurchases of common stock	(8,771)	—	—	—	—	(1,398)	—	(1,398)
Stock-based compensation expense, tax benefit and issuance of common stock	614	—	56	—	—	—	—	56
Balances at December 31, 2025	86,952	$8	$4,914	$(181)	$4,415	$(4,936)	$1,797	$6,017
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Years Ended December 31,
	2025	2024	2023
Net income	$2,367	$4,064	$1,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	863	818	870
Deferred income tax expense (benefit)	9	(103)	52
Stock-based compensation expense	104	67	66
Impairment and restructuring charges, and acquisition-related costs	130	102	137
Litigation and investigation costs	64	35	47
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	(2,916)	(23)
Loss from early extinguishment of debt	4	8	11
Equity in earnings of unconsolidated affiliates, net of distributions received	(34)	(29)	(13)
Amortization of debt discount and debt issuance costs	23	26	32
Net gains from the sale of investments and long-lived assets	(4)	(4)	(29)
Other items, net	(6)	(4)	(4)
Changes in cash from operating assets and liabilities:
Accounts receivable	20	245	(29)
Inventories and other current assets	(73)	(86)	(139)
Income taxes	(25)	16	10
Accounts payable, accrued expenses and other current liabilities	209	(30)	215
Other long-term liabilities	9	(9)	14
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(121)	(153)	(154)
Net cash provided by operating activities	3,540	2,047	2,374
Cash flows from investing activities:
Purchases of property and equipment	(1,010)	(931)	(751)
Purchases of businesses or joint venture interests, net of cash acquired	(308)	(571)	(224)
Proceeds from sales of facilities and other assets	38	4,981	71
Proceeds from sales of marketable securities and long-term investments	93	63	50
Purchases of marketable securities and long-term investments	(90)	(94)	(104)
Other items, net	2	(19)	(11)
Net cash provided by (used in) investing activities	(1,275)	3,429	(969)
Cash flows from financing activities:
Repayments of borrowings	(2,372)	(2,243)	(1,542)
Proceeds from borrowings	2,276	23	1,370
Repurchases of common stock	(1,386)	(672)	(200)
Debt issuance costs	(32)	—	(16)
Distributions paid to noncontrolling interests	(809)	(681)	(594)
Proceeds from the sale of noncontrolling interests	42	23	43
Purchases of noncontrolling interests	(92)	(200)	(167)
Advances from managed care payers	—	342	—
Repayments of advances from managed care payers	(32)	(310)	—
Taxes paid related to net share settlement, net of proceeds from shares issued under stock-based compensation plans	(51)	(25)	(12)
Other items, net	55	58	83
Net cash used in financing activities	(2,401)	(3,685)	(1,035)
Net increase (decrease) in cash and cash equivalents	(136)	1,791	370
Cash and cash equivalents at beginning of period	3,019	1,228	858
Cash and cash equivalents at end of period	$2,883	$3,019	$1,228
Supplemental disclosures:
Interest paid, net of capitalized interest	$(865)	$(851)	$(882)
Income tax payments, net	$(450)	$(1,271)	$(243)
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our expansive, nationwide care delivery network consists of our Hospital Operations and Services (“Hospital Operations”) and Ambulatory Care segments. As of December 31, 2025, our Hospital Operations segment was comprised of 50 acute care and specialty hospitals, a network of employed physicians and 132 outpatient facilities, including urgent care centers (each, a “UCC”), imaging centers, off-campus hospital emergency departments and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (together with its subsidiaries, “USPI”), which held ownership interests in 533 ambulatory surgery centers and 26 surgical hospitals at December 31, 2025. USPI held noncontrolling interests in 150 of these facilities, which are recorded using the equity method of accounting. In addition, we operate a Global Business Center (“GBC”) in the Philippines.
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
Certain prior-year amounts have been reclassified to conform to the current-year presentation. Grant income is no longer significant enough to be presented separately and is now included in net operating revenues in the accompanying Consolidated Statements of Operations. In addition, taxes paid in connection with the net share settlement of our stock compensation awards, net of proceeds from the exercise of stock options, are now presented separately in the accompanying Consolidated Statements of Cash Flows to reflect their increased significance.
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
Private Insurance—Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per‑diem rates, discounted FFS rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient‑by‑patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues during the years ended December 31, 2025, 2024 or 2023. In addition, on a corporate‑wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.
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
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.883 billion and $3.019 billion at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, our book overdrafts were $161 million and $143 million, respectively, which were classified as accounts payable. At December 31, 2025 and 2024, $108 million and $110 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.

At December 31, 2025, 2024 and 2023, we had $111 million, $127 million and $154 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $102 million, $109 million and $141 million, respectively, were included in accounts payable.
Investments in Debt and Equity Securities
We classify investments in debt securities as either available‑for‑sale, held‑to‑maturity or as part of a trading portfolio. Our policy is to classify investments in debt securities that may be needed for cash requirements as “available‑for‑sale.” At December 31, 2025 and 2024, we had no significant investments in debt securities classified as either held‑to‑maturity or trading. We carry debt securities classified as available‑for‑sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss). We periodically evaluate available-for-sale securities in unrealized loss positions for credit impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be impaired as the result of a credit loss, we record a loss in our consolidated statements of operations.
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
Investments in Unconsolidated Affiliates
As of December 31, 2025, we controlled 409 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (150 of 559 at December 31, 2025), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations. Summarized financial information for equity method investees is presented in the following table. For investments acquired during the reported periods, amounts below include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	December 31,
	2025	2024	2023
Current assets	$1,202	$1,255	$1,223
Noncurrent assets	$1,347	$1,358	$1,355
Current liabilities	$(434)	$(435)	$(456)
Noncurrent liabilities	$(870)	$(928)	$(917)
Noncontrolling interests	$(728)	$(699)	$(670)

	Years Ended December 31,
	2025	2024	2023
Net operating revenues	$3,902	$3,709	$3,510
Net income	$1,021	$978	$860
Net income attributable to the investees	$551	$483	$484
The equity method investment that contributed the most to our equity in earnings of unconsolidated affiliates during the years ended December 31, 2025, 2024 and 2023 was Texas Health Ventures Group, LLC (“THVG”), which is operated by USPI. THVG represented $141 million, $130 million and $104 million of total equity in earnings of unconsolidated affiliates of $264 million, $260 million and $228 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Property and Equipment
Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight‑line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. Interest costs related to construction projects are capitalized. In the years ended December 31, 2025, 2024 and 2023, capitalized interest was $9 million, $8 million and $9 million, respectively.
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
Our operating leases are primarily for real estate, including off‑campus outpatient facilities, medical office buildings, and corporate and other administrative offices, as well as medical and office equipment. Our finance leases primarily relate to medical and office equipment and real estate. Our real estate lease agreements typically have initial terms of five to 10 years, and our equipment lease agreements typically have initial terms of three years. We do not record leases with an initial term of 12 months or less (short‑term leases) in our consolidated balance sheets.
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

NOTE 2. EQUITY
Nonredeemable Noncontrolling Interests
The table below presents our nonredeemable noncontrolling interests balances by segment:

	December 31,
	2025	2024
Hospital Operations	$211	$205
Ambulatory Care	1,586	1,444
Total nonredeemable noncontrolling interests	$1,797	$1,649
Our net income available to nonredeemable noncontrolling interests by segment are presented in the table below:

	Years Ended December 31,
	2025	2024	2023
Hospital Operations	$45	$50	$30
Ambulatory Care	381	341	304
Total net income available to noncontrolling interests	$426	$391	$334
Share Repurchase Programs
In October 2022, our board of directors authorized the repurchase of up to $1.000 billion of our common stock through a share repurchase program (the “2022 share repurchase program”). This program allowed for share repurchases to be made in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, and in a manner consistent with applicable securities laws and regulations. The program did not require us to acquire any particular amount of common stock and could be suspended for periods or discontinued at any time. In July 2024, our board authorized a new share repurchase program (the “2024 share repurchase program”) of up to an additional $1.500 billion of our common stock with no expiration date, under terms substantially similar to the 2022 share repurchase program. We did not make any additional repurchases under the 2022 share repurchase program following the approval of the 2024 share repurchase program, and it expired on December 31, 2024. In July 2025, our board of directors authorized a $1.500 billion increase to the 2024 share repurchase program.
The tables below present repurchase activity under both the 2022 and 2024 share repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through January 31, 2023	—	$—	—	$750
February 1 through February 28, 2023	—	$—	—	$750
March 1 through March 31, 2023	906	$55.03	906	$700
April 1 through April 30, 2023	—	$—	—	$700
May 1 through May 31, 2023	580	$69.17	580	$660
June 1 through June 30, 2023	—	$—	—	$660
July 1 through July 31, 2023	—	$—	—	$660
August 1 through August 31, 2023	—	$—	—	$660
September 1 through September 30, 2023	—	$—	—	$660
October 1 through October 31, 2023	—	$—	—	$660
November 1 through November 30, 2023	982	$67.12	982	$594
December 1 through December 31, 2023	644	$68.53	644	$550
Year ended December 31, 2023	3,112	$64.27	3,112

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through January 31, 2024	—	$—	—	$550
February 1 through February 29, 2024	—	$—	—	$550
March 1 through March 31, 2024	2,811	$98.86	2,811	$272
April 1 through April 30, 2024	—	$—	—	$272
May 1 through May 31, 2024	—	$—	—	$272
June 1 through June 30, 2024	1,990	$135.85	1,990	$2
July 1 through July 31, 2024	—	$—	—	$1,500
August 1 through August 31, 2024	—	$—	—	$1,500
September 1 through September 30, 2024	795	$155.93	795	$1,376
October 1 through October 31, 2024	—	$—	—	$1,376
November 1 through November 30, 2024	—	$—	—	$1,376
December 1 through December 31, 2024	—	$—	—	$1,376
Year ended December 31, 2024	5,596	$120.07	5,596

January 1 through January 31, 2025	—	$—	—	$1,376
February 1 through February 28, 2025	1,800	$134.98	1,800	$1,133
March 1 through March 31, 2025	829	$126.67	829	$1,028
April 1 through April 30, 2025	—	$—	—	$1,028
May 1 through May 31, 2025	2,456	$157.57	2,456	$641
June 1 through June 30, 2025	2,145	$167.83	2,145	$281
July 1 through July 31, 2025	598	$155.43	598	$1,688
August 1 through August 31, 2025	—	$—	—	$1,688
September 1 through September 30, 2025	—	$—	—	$1,688
October 1 through October 31, 2025	469	$210.92	469	$1,589
November 1 through November 30, 2025	474	$208.86	474	$1,490
December 1 through December 31, 2025	—	$—	—	$1,490
Year ended December 31, 2025	8,771	$158.00	8,771
NOTE 3. ACCOUNTS RECEIVABLE
The principal components of accounts receivable are presented in the table below:

	December 31,
	2025	2024
Patient accounts receivable	$2,418	$2,386
Estimated future recoveries	148	144
Cost reports and settlements receivable (payable), net of valuation allowances	(1)	6
Accounts receivable, net	$2,565	$2,536
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
The following table presents the amount and classification of assets and liabilities in the accompanying Consolidated Balance Sheets related to California’s provider fee program:

	December 31,
	2025	2024
Assets:
Other current assets	$493	$334
Investments and other assets	$121	$274

Liabilities:
Other current liabilities	$232	$126
Other long-term liabilities	$48	$102
Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Years Ended December 31,
	2025	2024	2023
Estimated costs for:
Uninsured patients	$439	$535	$499
Charity care patients	134	82	110
Total	$573	$617	$609
NOTE 4. CONTRACT BALANCES
Hospital Operations Segment
Our Hospital Operations segment’s contract assets and liabilities primarily derive from: (1) patients receiving ongoing inpatient care from one of our facilities at the end of the reporting period; and (2) timing differences between our performance of revenue cycle management and other contract-based services and the invoicing or receipt of payment for these services. Our Hospital Operations segment’s contract assets were included in other current assets, and its contract liabilities were included in other current liabilities or other long‑term liabilities, depending upon when we expect to recognize the underlying revenue, in the accompanying Consolidated Balance Sheets at December 31, 2025 and 2024.
The opening and closing balances of our Hospital Operations segment’s receivables, contract assets, and current and long‑term contract liabilities were as follows:

	Receivables	Contract Assets – Unbilled Revenue	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2024	$28	$190	$80	$13
December 31, 2025	26	188	88	13
Increase (decrease)	$(2)	$(2)	$8	$—

December 31, 2023	$21	$208	$59	$12
December 31, 2024	28	190	80	13
Increase (decrease)	$7	$(18)	$21	$1
The differences between the balances of our contract assets at December 31, 2025 and 2024 and the differences between December 31, 2024 and 2023 were both primarily related to patients who were receiving inpatient acute care and specialty hospital services as of each year‑end date, but who were discharged during the following year. In the years ended December 31, 2025 and 2024, we recognized revenue totaling $60 million and $58 million, respectively, from our revenue cycle management services that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those contract clients who were billed in advance, changes in estimates related to metric‑based services and up‑front integration services that are recognized over the service period.
Contract Costs—We recognized amortization expense related to deferred contract setup costs of $6 million, $3 million and $5 million during the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025 and 2024, unamortized client contract setup costs were $13 million and $19 million, respectively, and were presented as part of investments and other assets in the accompanying Consolidated Balance Sheets.
NOTE 5. DISPOSITION OF ASSETS AND LIABILITIES
During the year ended December 31, 2025, a building we own in West Palm Beach, Florida met the criteria to be classified as held for sale. As a result, the building was classified as held for sale at December 31, 2025 in the accompanying Consolidated Balance Sheet. At December 31, 2025, assets related to this building totaled $62 million.
We completed the following sales during the year ended December 31, 2024:
•In January 2024, we completed the sale of three hospitals located in South Carolina and certain related operations (the “SC Hospitals”), all of which were held by our Hospital Operations segment, which resulted in the recognition of a pre-tax gain on sale of $1.677 billion in the year ended December 31, 2024.
•In March 2024, we sold four hospitals and certain related operations located in Orange County and Los Angeles County, California, including facilities from both our Hospital Operations and Ambulatory Care segments, which resulted in the recognition of a pre‑tax gain on sale of $527 million in the year ended December 31, 2024.
•Also in March 2024, we completed the sale of two hospitals and certain related operations located in San Luis Obispo County, California, all of which were held by our Hospital Operations segment, resulting in the recognition of a pre‑tax gain on sale of $275 million in the year ended December 31, 2024.
•In September 2024, we sold our majority ownership interests in several entities that owned or leased five hospitals and certain related operations, all located in Alabama (the “AL Hospitals”), including facilities from both our Hospital Operations and Ambulatory Care segments, which resulted in the recognition of a pre‑tax gain on sale of $353 million in the year ended December 31, 2024. Related to this transaction, we subsequently recognized an additional gain of $8 million during the year ended December 31, 2025 attributable to post-closing adjustments.
•During the year ended December 31, 2024, we sold six ambulatory surgery centers held by our Ambulatory Care segment, which resulted in the recognition of a pre‑tax gain of $46 million in the same period.
Gains recognized from the dispositions described above were included in net gains on sales, consolidation and deconsolidation of facilities in the accompanying Consolidated Statement of Operations for the year ended December 31, 2024.
The following table presents amounts included in income before income taxes related to a significant component of our business that was recently disposed of:

	Years Ended December 31,
	2025	2024	2023
SC Hospitals (includes a $1.677 billion gain on sale in 2024)	$2	$1,687	$130
NOTE 6. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS
We recognized impairment charges on certain assets in 2025, 2024 and 2023 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from third‑party appraisals, established market values of comparable assets, or internally developed estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the facilities, how the facilities are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of facility assets in the future to a marketplace participant is other than as a medical facility. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a medical facility. The impairment recognized does not include the costs of closing the facilities or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the facilities, should we choose to sell them, could be significantly less than their impaired value.
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
Our reporting segments are the reporting units used to perform our goodwill analysis. At December 31, 2025, our business was organized into two reporting segments: Hospital Operations and Services and Ambulatory Care. We performed our annual goodwill impairment analysis as of October 1, 2025, which did not result in the recognition of an impairment.
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
Year Ended December 31, 2025
During the year ended December 31, 2025, we recorded impairment and restructuring charges and acquisition‑related costs of $130 million, consisting of $44 million of restructuring charges, $25 million of acquisition‑related transaction costs and impairment charges totaling $61 million. Restructuring charges during this period included $15 million of contract and lease termination fees, $13 million related to the transition of various administrative functions to our GBC, $8 million of employee severance costs and $8 million of other restructuring costs. Impairment charges recognized during the year ended December 31, 2025 included $48 million from our Ambulatory Care segment and $13 million from our Hospital Operations segment. These charges primarily related to the write-down of our investments in certain unconsolidated affiliates.
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

NOTE 7. LEASES
The following table presents the components of our right‑of‑use assets and liabilities related to leases and their classification in our Consolidated Balance Sheets:

		December 31,
Component of Lease Balances	Classification in Consolidated Balance Sheets	2025	2024
Assets:
Operating lease assets	Investments and other assets	$1,134	$1,037
Finance lease assets	Property and equipment, at cost, less accumulated depreciation and amortization	419	454
Total leased assets		$1,553	$1,491

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$214	$204
Long-term	Other long-term liabilities	1,043	950
Total operating lease liabilities		1,257	1,154
Finance lease liabilities:
Current	Current portion of long-term debt	45	54
Long-term	Long-term debt, net of current portion	407	390
Total finance lease liabilities		452	444
Total lease liabilities		$1,709	$1,598
The following table presents the components of our lease expense and their classification in our consolidated statements of operations:

Component of Lease Expense	Classification in Consolidated Statements of Operations	Years Ended December 31,
		2025	2024	2023
Operating lease expense	Other operating expenses, net	$267	$257	$259
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	51	49	55
Interest on lease liabilities	Interest expense	24	7	8
Total finance lease expense		75	56	63
Variable and short term-lease expense	Other operating expenses, net	143	160	159
Total lease expense		$485	$473	$481
The weighted‑average lease terms and discount rates for operating and finance leases are presented in the following table:

	Years Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term (years):
Operating leases	7.0	6.8	7.6
Finance leases	24.8	24.6	6.0

Weighted-average discount rate:
Operating leases	5.2%	5.2%	5.0%
Finance leases	6.4%	6.5%	6.5%

Cash flow and other information related to leases is presented in the following table:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$259	$252	$258
Operating cash outflows from finance leases	$5	$10	$13
Financing cash outflows from finance leases	$62	$87	$107

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$360	$292	$168
Finance leases	$59	$363	$55
Future maturities of lease liabilities at December 31, 2025 are presented in the following table:

	Operating Leases	Finance Leases	Total
2026	$271	$53	$324
2027	247	132	379
2028	214	38	252
2029	177	28	205
2030	139	25	164
Later years	479	522	1,001
Total lease payments	1,527	798	2,325
Less: Imputed interest	270	346	616
Total lease obligations	1,257	452	1,709
Less: Current obligations	214	45	259
Long-term lease obligations	$1,043	$407	$1,450
In May 1997, we entered into a 30‑year lease agreement for a medical campus located in Palm Springs, California. In December 2024, we executed a lease-purchase agreement to establish a new 30‑year lease beginning upon the expiration of the original lease in May 2027. This agreement includes an initial payment of $100 million at the start of the new lease term, followed by 19 annual escalating lease payments. Following our remittance of a final payment of $100 million in May 2057, ownership of certain of the leased facilities and land will transfer to us. During the year ended December 31, 2024, we recognized a $303 million right‑of‑use asset and a long-term finance lease liability in the same amount in connection with the lease-purchase agreement.

NOTE 8. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Consolidated Balance Sheets:

	December 31,
	2025	2024
Senior unsecured notes:
6.125% due 2028	$1,750	$2,500
6.875% due 2031	362	362
6.000% due 2033	750	—
Senior secured first lien notes:
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	1,350
5.500% due 2032	1,500	—
Senior secured second lien notes:
6.250% due 2027	—	1,500
Finance leases, mortgages and other notes	603	605
Unamortized issue costs and note discounts	(94)	(94)
Total long-term debt	13,171	13,173
Less: Current portion	79	92
Long-term debt, net of current portion	$13,092	$13,081
Senior Unsecured Notes and Senior Secured Notes
At December 31, 2025, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. A payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from November 2027 through November 2033. We completed the following transactions during the year ended December 31, 2025, all of which occurred in November:
•We issued $1.500 billion aggregate principal amount of our 5.500% senior secured first lien notes due on November 15, 2032 (the “2032 Senior Secured First Lien Notes”). We will pay interest on the 2032 Senior Secured First Lien Notes on May 15 and November 15 of each year, which payments will commence on May 15, 2026.
•In addition, we issued $750 million aggregate principal amount of our 6.000% senior notes due on November 15, 2033 (the “2033 Senior Unsecured Notes”). We will pay interest on the 2033 Senior Unsecured Notes on May 15 and November 15 of each year, which payments will commence on May 15, 2026.
•We used the net proceeds from the issuance of the 2032 Senior Secured First Lien Notes and 2033 Senior Unsecured Notes, together with cash on hand, to finance the redemption of all $1.500 billion aggregate principal amount outstanding of our 6.250% senior secured second lien notes due February 2027 (the “February 2027 Senior Secured Second Lien Notes”) and the redemption of $750 million aggregate principal amount of the then $2.500 billion aggregate principal amount outstanding of our 6.125% senior notes due October 2028 (the “October 2028 Senior Unsecured Notes”), in each case in advance of their maturity dates.
In March 2024, we redeemed all $2.100 billion aggregate principal amount outstanding of our 4.875% senior secured first lien notes due 2026 in advance of their maturity date. We paid $2.100 billion using cash on hand to redeem the notes.
We recorded losses from the early extinguishment of debt of $7 million and $8 million in connection with the aforementioned redemptions during the years ended December 31, 2025 and 2024, respectively. These losses were primarily related to the write-off of associated unamortized issuance costs.
All of our senior secured notes are guaranteed by certain of our wholly owned domestic hospital company subsidiaries and secured by a pledge of the capital stock and other ownership interests of those subsidiaries on a first lien basis. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. All of our senior secured notes rank equally in right of payment with all of our other senior secured indebtedness. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non‑guarantor subsidiaries.
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
All of our senior unsecured notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes described above, the obligations of our subsidiaries and any obligations under our senior secured revolving credit facility to the extent of the value of the collateral. We may redeem either series of our senior unsecured notes, in whole or in part, at any time at the specified redemption prices (plus, in the case of one series of notes, a make-whole premium) set forth in the applicable indenture, together with accrued and unpaid interest.
Credit Agreement
In November 2025, we executed a new senior secured revolving credit facility (the “2025 Credit Agreement”) and concurrently terminated our then-existing senior secured revolving credit facility, which we originally entered into in November 2006 (the “2006 Credit Agreement”), prior to its scheduled maturity date. The 2025 Credit Agreement provides for, subject to borrowing availability, revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. Our borrowing availability under the 2025 Credit Agreement is calculated by reference to a borrowing base that is determined by specified percentages of eligible accounts receivable, eligible inventory and Medicaid supplemental payments.
Outstanding revolving loans under the 2025 Credit Agreement accrue interest at either (1) a base rate plus an applicable margin ranging from 0.25% to 0.50% per annum or (2) the Term Secured Overnight Financing Rate (“SOFR”), Daily Simple SOFR or the Euro Interbank Offered Rate (“EURIBOR”) (each as defined in the 2025 Credit Agreement) plus an applicable margin ranging from 1.25% to 1.50% per annum, in each case based upon average quarterly available credit. The undrawn portions of the commitments are subject to a commitment fee at a rate equal to 0.25% per annum. Obligations under the 2025 Credit Agreement are guaranteed by certain of our domestic wholly owned subsidiaries (“Subsidiary Guarantors”) and are secured by a first-priority lien on the accounts receivable and inventory owned by us and the Subsidiary Guarantors.
The 2025 Credit Agreement will terminate on the earlier of (1) November 4, 2030 (the “Scheduled Maturity Date”) or (2) 45 business days prior to the maturity date of (a) any series of our senior notes due in 2028 or (b) any series of our senior secured notes due between 2027 and 2030, but solely to the extent that the principal amount of such series exceeds $2.500 billion (each, a “Springing Maturity Date”), unless (i) prior to each Springing Maturity Date, with respect to at least 80% of the aggregate principal amount of the applicable series of notes, the maturity date is extended to a date no earlier than one year after the Scheduled Maturity Date or such amount is repaid, defeased, discharged or refinanced, or (ii) on each such Springing Maturity Date, the Excess Availability Condition (as defined in the 2025 Credit Agreement), determined on a pro forma basis, after giving effect to the full repayment of the applicable series of the notes, is satisfied.
As of December 31, 2025, our borrowing availability under the 2025 Credit Agreement was $1.900 billion. On that date, we had no cash borrowings and less than $1 million of standby letters of credit outstanding under the 2025 Credit Agreement.
Prior to its termination, our 2006 Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.500 billion with a $200 million subfacility for standby letters of credit and had a scheduled maturity date of March 16, 2027. Outstanding revolving loans accrued interest depending on the type of loan at either (1) a base rate plus an applicable margin ranging from 0.25% to 0.75% per annum or (2) Term SOFR, Daily Simple SOFR or EURIBOR (each, as defined in the 2006 Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% per annum and (in the case of Term SOFR and Daily Simple SOFR only) a credit spread adjustment of 0.10%, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranged from 0.25% to 0.375% per annum based on available credit.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. We amended the LC Facility in November 2025 (the “LC Facility Amendment”) to, among other things, extend the scheduled maturity date from March 16, 2027 to November 4, 2030 and revise certain pricing terms under the LC Facility.
Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate, as defined in the LC Facility, plus a fixed margin stipulated in the LC Facility. The LC Facility Amendment revised the margin applicable to the drawings under these letters of credit from 0.50% per annum to 0.25% per annum. The LC Facility Amendment also reduced the fee on the aggregate outstanding amount of issued but undrawn letters of credit from 1.50% per annum under the prior agreement to 1.25% per annum. An unused commitment fee at a rate of 0.25% per annum is payable with respect to the uncommitted portion of the aggregate principal available, and an issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit.
The LC Facility is subject to an effective maximum secured debt covenant of 4.25 to 1.00. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal‑ranking basis with our senior secured first lien notes. At December 31, 2025, we had $104 million of standby letters of credit outstanding under the LC Facility.
Covenants
Senior Secured Notes—The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease‑back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant that neither we nor any of our subsidiaries will incur secured debt, unless at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of senior secured notes outstanding and any outstanding borrowings under our 2025 Credit Agreement at such time) does not exceed the amount that would cause the secured debt ratio (as defined in the indentures) to exceed 4.00 to 1.00.
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
Credit Agreement—Our 2025 Credit Agreement contains customary covenants for an asset‑backed facility, including a minimum fixed charge coverage ratio to be met if the designated excess availability under the revolving credit facility falls below $150 million, as well as limits on debt, asset sales and prepayments of certain other debt. The 2025 Credit Agreement also includes a provision, which we believe is customary in receivables‑backed credit facilities, that gives our lenders the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the 2025 Credit Agreement at any time that unused borrowing availability under the revolving credit facility is less than $200 million for three consecutive business days or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re‑borrow under the 2025 Credit Agreement to satisfy our operating cash requirements. Our ability to borrow under the 2025 Credit Agreement is subject to conditions that we believe are customary in revolving credit facilities, including that no events of default then exist.
At December 31, 2025, we were in compliance with all applicable covenants and conditions.

Future Maturities
Future long‑term debt maturities, including finance lease obligations, were as follows as of December 31, 2025:

		Years Ending December 31,					Later Years
	Total	2026	2027	2028	2029	2030
Long-term debt, including finance lease obligations	$13,265	$79	$1,628	$2,402	$1,438	$3,465	$4,253
NOTE 9. GUARANTEES
Consistent with our policy on physician relocation and recruitment, we provide revenue guarantee agreements to certain physicians who agree to relocate to fill a community need in the service area of one of our hospitals and commit to remain in practice in the area for a specified period of time. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the guarantee. The guarantee periods are typically 12 months. If a physician does not fulfill his or her commitment period to the community, which is typically three years subsequent to the guarantee period, we seek recovery of the guarantee payments from the physician on a prorated basis. We also provide guarantees to hospital‑based physician groups providing certain services at our hospitals with terms generally ranging from one to three years. These agreements can be based on meeting a target net income, collections, subsidy or work relative value units depending on the terms of the individual agreements.
At December 31, 2025, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $168 million. We had a total liability of $138 million recorded for these guarantees included in other current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2025.
We have also issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $51 million at December 31, 2025.
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
We also grant performance‑based RSUs that vest subject to the achievement of specified performance goals within a pre‑established time frame. The performance‑based RSUs may contain provisions that increase or decrease the number of RSUs that ultimately vest, depending upon the level of achievement. For certain of our performance‑based awards, the number of RSUs that ultimately vest is also subject to adjustment based on the achievement of a market‑based condition. In aggregate, these adjustments range from 0% to a maximum of 250% of the number of RSUs initially granted for awards made in 2025 and 2024, and from 0% to 225% for awards granted in 2023. The fair value of awards that contain a market‑based condition is estimated using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock paths, through the use of a Monte Carlo simulation, which paths are then analyzed to determine the fair value of the subject shares.
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
At December 31, 2025, assuming outstanding performance‑based RSUs for which performance has not yet been determined will achieve target performance, approximately 8,264 thousand shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including RSUs. The accompanying

Consolidated Statements of Operations include pre-tax compensation costs related to our stock‑based compensation arrangements of $104 million, $67 million and $66 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock Options
The following table presents information about our stock option activity during the years ended December 31, 2025, 2024 and 2023:

	Number of Options	Wtd. Avg. Exercise Price Per Share	Aggregate Intrinsic Value	Wtd. Avg. Remaining Contractual Life
			(In Millions)
Outstanding at December 31, 2022	460,947	$23.33
Exercised	(76,507)	$26.07
Outstanding at December 31, 2023	384,440	$22.79
Exercised	(197,943)	$21.86
Outstanding at December 31, 2024	186,497	$23.76
Exercised	(41,816)	$22.39
Outstanding at December 31, 2025	144,681	$24.16	$25	2.5 years
The stock options exercised during the year ended December 31, 2025, 2024 or 2023 had an aggregate intrinsic values of $7 million, $19 million and $4 million, respectively. We did not grant any stock options during the years ended December 31, 2025, 2024 or 2023, and all outstanding options were vested and exercisable at December 31, 2025.
The following table presents additional information about our outstanding stock options at December 31, 2025:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price Per Share
$18.99 to $20.609	86,469	2.2 years	$20.60
$20.61 to $35.430	58,212	3.1 years	$29.44
	144,681	2.5 years	$24.16
As of December 31, 2025, 26.0% of all our outstanding options were held by current employees and 74.0% were held by former employees. All of our outstanding options were in‑the‑money, that is, they had exercise price less than the $198.72 market price of our common stock on December 31, 2025.

Restricted Stock Units
The following table presents information about our RSU activity during the years ended December 31, 2025, 2024 and 2023:

	Number of RSUs	Wtd. Avg. Grant Date Fair Value Per RSU
Unvested at December 31, 2022	1,520,418	$66.36
Granted	759,590	$60.88
Performance-based adjustment	185,901	$48.97
Vested	(954,401)	$48.75
Forfeited	(90,445)	$64.61
Unvested at December 31, 2023	1,421,063	$66.46
Granted	573,033	$94.70
Performance-based adjustment	205,075	$66.51
Vested	(684,268)	$65.64
Forfeited	(32,904)	$80.91
Unvested at December 31, 2024	1,481,999	$83.84
Granted	596,913	$138.06
Performance-based adjustment	255,386	$80.85
Vested	(872,894)	$81.41
Forfeited	(21,025)	$105.02
Unvested at December 31, 2025	1,440,379	$111.02
During the year ended December 31, 2025, we granted 289,780 RSUs that will vest over periods ranging from one to four years. In addition, we granted 307,133 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2025 to 2027. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 307,133 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 255,386 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
During the year ended December 31, 2024, we granted 275,694 RSUs that vest over periods ranging from one to three years. In addition, we granted 297,339 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2024 to 2026. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 297,339 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 205,075 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
During the year ended December 31, 2023, we granted 429,601 RSUs that vest over periods ranging from one to five years and 20,707 RSUs that vested upon the relocation of one of our executive officers. In addition, we granted 309,282 performance‑based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2023 to 2025. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 225% of the 297,339 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 185,901 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
For certain of the performance-based RSU grants, the number of units that will ultimately vest is subject to adjustment based on the achievement of a market-based condition. The fair value of these RSUs is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Years Ended December 31,
	2025	2024	2023
Expected volatility	36.6% - 48.0%	34.9% - 52.1%	53.6% - 65.6%
Risk-free interest rate	4.1% - 4.3%	4.4% - 4.9%	4.2% - 4.8%
USPI Management Equity Plan
USPI maintained a separate restricted stock plan (the “USPI Management Equity Plan”) under which it has granted RSUs representing a contractual right to receive one share of USPI’s non‑voting common stock in the future. The vesting of

RSUs granted under the plan varied based on the terms of the underlying award agreement. The following table presents information about RSU activity under the USPI Management Equity Plan during the years ended December 31, 2024 and 2023.

	Number of RSUs	Wtd. Avg. Grant Date Fair Value Per RSU
Unvested at December 31, 2022	922,840	$34.13
Vested	(303,171)	$34.13
Forfeited	(11,685)	$34.13
Unvested at December 31, 2023	607,984	$34.13
Vested	(598,846)	$34.13
Forfeited	(1,997)	$34.13
Cancelled	(7,141)	$34.13
Unvested at December 31, 2024	—	$34.13
In October 2024, USPI repurchased all outstanding non-voting shares at their estimated fair value. The accompanying Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 included $6 million and $20 million, respectively, of pre-tax compensation costs related to USPI’s management equity plan. We did not incur any expenses related to the USPI Management Equity Plan during the year ended December 31, 2025.
Other Employee Benefit and Retirement Plans
Employee Stock Purchase Plan
We have an employee stock purchase plan under which we are currently authorized to issue up to 4,070 thousand shares of common stock to our eligible employees. As of December 31, 2025, there were approximately 2,444 thousand shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one‑year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.
We issued the following numbers of shares under our employee stock purchase plan:

	Years Ended December 31,
	2025	2024	2023
Number of shares (in thousands)	25	33	69
Weighted average price	$160.90	$121.76	$65.62
Defined Contribution Retirement Plans
We maintain various other defined contribution plans for the benefit of our employees. During the years ended December 31, 2025, 2024 and 2023, we incurred total expenses from these plans of $165 million, $128 million and $126 million, respectively, primarily related to our contributions to the plans.
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
Defined Benefit Retirement Plans
We maintain three frozen non‑qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard Health Systems, Inc. on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the year ended December 31, 2021, the Society of Actuaries issued the MP‑2021 mortality improvement scale, which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2025 and 2024.

The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared:

	December 31,
	2025	2024
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(895)	$(951)
Interest cost	(49)	(49)
Actuarial gain (loss)	(18)	22
Benefits paid	82	83
Annuity purchase	33	—
Ending obligations	(847)	(895)
Fair value of plans assets
Beginning plan assets	573	592
Gain (loss) on plan assets	35	(3)
Employer contribution	61	42
Benefits paid	(58)	(58)
Annuity purchase	(33)	—
Ending plan assets	578	573
Funded status of plans	$(269)	$(322)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(24)	$(24)
Other long-term liability	$(245)	$(298)
Accumulated other comprehensive loss	$228	$225

SERP Assumptions:
Discount rate	5.50%	5.75%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2025	December 31, 2024

DMC Pension Plan Assumptions:
Discount rate	5.42%	5.69%
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2025	December 31, 2024

(1)The accumulated benefit obligation at December 31, 2025 and 2024 was approximately $847 million and $895 million, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2025	2024	2023
Interest costs	$49	$49	$53
Expected return on plan assets	(29)	(29)	(36)
Amortization of net actuarial loss	8	8	7
Special termination benefit costs	—	—	1
Net periodic benefit cost	$28	$28	$25

SERP Assumptions:
Discount rate	5.75%	5.50%	5.75%
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2025	January 1, 2024	January 1, 2023
Census date	January 1, 2025	January 1, 2024	January 1, 2023

DMC Pension Plan Assumptions:
Discount rate	5.69%	5.25%	5.51%
Long-term rate of return on assets	5.25%	5.00%	5.75%
Compensation increase rate	Frozen	Frozen	Frozen
Measurement date	January 1, 2025	January 1, 2024	January 1, 2023
Census date	January 1, 2025	January 1, 2024	January 1, 2023
Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and the DMC Pension Plan. We recorded loss adjustments of $3 million, $1 million and $2 million in other comprehensive income in the years ended December 31, 2025, 2024 and 2023, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial losses of $11 million during the year ended December 31, 2025 and $9 million during each of the years ended December 31, 2024 and 2023, and the amortization of net actuarial loss of $8 million during each of the years ended December 31, 2025 and 2024 and $7 million during the year ended December 31, 2023 were recognized in other comprehensive income. Actuarial gains (losses) affecting the benefit obligation during the years ended December 31, 2025 and 2024 were primarily attributable to the return on plan assets for the DMC Pension Plan and changes in the discount rate utilized for the SERP and DMC Pension Plan. Actuarial gains during the year ended December 31, 2023 were primarily attributable to changes in the discount rate utilized for the SERP and DMC Pension Plan. Cumulative net actuarial losses totaled $228 million, $225 million and $224 million as of December 31, 2025, 2024 and 2023, respectively. There were no unrecognized prior service costs at December 31, 2025, 2024 and 2023 that had not yet been recognized as components of net periodic benefit cost.
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
The weighted‑average asset allocations by asset category as of December 31, 2025, were as follows:

	Target	Actual
Cash and cash equivalents	—%	11%
Equity securities	11%	8%
Debt securities	70%	62%
Alternative investments	19%	19%
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
The following table presents the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those measurements are determined:

	Total	Level 1	Level 2	Level 3
As of December 31, 2025:
Cash and cash equivalents	$64	$64	$—	$—
Equity securities	49	49	—	—
Fixed income funds	356	356	—	—
Alternative investments:
Private equity securities	99	—	—	99
Hedge funds	10	—	—	10
	$578	$469	$—	$109

As of December 31, 2024:
Cash and cash equivalents	$22	$22	$—	$—
Equity securities	66	66	—	—
Fixed income funds	376	376	—	—
Alternative investments:
Private equity securities	106	—	—	106
Hedge funds	3	—	—	3
	$573	$464	$—	$109
The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years Thereafter
	Total	2026	2027	2028	2029	2030
Estimated benefit payments	$732	$81	$80	$79	$77	$75	$340
The SERP and DMC Pension Plan obligations of $269 million at December 31, 2025 are classified in the accompanying Consolidated Balance Sheet as an other current liability of $24 million and defined benefit plan obligations of $245 million based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $24 million for the year ending December 31, 2026.

NOTE 11. PROPERTY AND EQUIPMENT
The principal components of property and equipment are presented in the table below:

	December 31,
	2025	2024
Land	$534	$539
Buildings and improvements	6,672	6,130
Construction in progress	211	238
Equipment	5,038	4,399
Finance lease assets	540	552
	12,995	11,858
Accumulated depreciation and amortization	(6,680)	(5,809)
Net property and equipment	$6,315	$6,049
Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write‑downs related to assets held and used. We recognized depreciation expense of $697 million, $646 million and $696 million in the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents information on changes in the carrying amount of goodwill for each of our segments:

	December 31,
	2025	2024
Hospital Operations
Goodwill at beginning of period, net of accumulated impairment losses	$2,697	$3,119

Goodwill acquired during the year, including purchase price allocation adjustments	—	42
Goodwill related to assets held for sale and disposed	—	(464)
Goodwill at end of period, net of accumulated impairment losses	$2,697	$2,697

Ambulatory Care
Goodwill at beginning of period	7,994	$7,188
Goodwill acquired during the year, including purchase price allocation adjustments	507	927
Goodwill related to assets held for sale and disposed or deconsolidated facilities	—	(121)
Goodwill at end of period	8,501	$7,994
Total Goodwill	$11,198	$10,691
There were $2.430 billion of accumulated impairment losses related to the goodwill of our Hospital Operations segment at both December 31, 2025 and 2024. There were no accumulated goodwill impairment losses related to our Ambulatory Care segment in either period.

The following table presents information regarding other intangible assets, which were included in the accompanying Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2025:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,511	$(1,166)	$345
Contracts	241	(148)	93
Other	42	(14)	28
Other intangible assets with finite lives	1,794	(1,328)	466

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	773	—	773
Other	4	—	4
Other intangible assets with indefinite lives	882	—	882
Total other intangible assets, net	$2,676	$(1,328)	$1,348

At December 31, 2024:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,469	$(1,075)	$394
Contracts	241	(135)	106
Other	96	(78)	18
Other intangible assets with finite lives	1,806	(1,288)	518

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	769	—	769
Other	5	—	5
Other intangible assets with indefinite lives	879	—	879
Total other intangible assets, net	$2,685	$(1,288)	$1,397
Estimated future amortization of intangible assets with finite useful lives at December 31, 2025 was as follows:

	Total	Years Ending December 31,					Later Years
		2026	2027	2028	2029	2030
Amortization of intangible assets	$466	$106	$114	$82	$58	$43	$63
We recognized amortization expense of $166 million, $172 million and $174 million during the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 13. OTHER ASSETS
The principal components of other current assets in the accompanying Consolidated Balance Sheets are presented below:

	December 31,
	2025	2024
Prepaid expenses	$423	$368
Contract assets	188	190
California provider fee program receivables	493	334
Receivables from other government programs	385	326
Guarantees	138	194
Non-patient receivables	224	229
Other	140	119
Total other current assets	$1,991	$1,760

The principal components of investments and other assets in the accompanying Consolidated Balance Sheets are presented below:

	December 31,
	2025	2024
Marketable securities	$59	$50
Equity investments in unconsolidated healthcare entities	1,383	1,482
Total investments	1,442	1,532
Cash surrender value of life insurance policies	54	48
Long-term deposits	50	51
California provider fee program receivables	121	274
Operating lease assets	1,134	1,037
Other long-term receivables and other assets	82	95
Total investments and other assets	$2,883	$3,037
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below presents our accumulated other comprehensive loss by component:

	December 31,
	2025	2024
Adjustments for defined benefit plans	$(183)	$(181)
Unrealized gains on investments	1	—
Foreign currency translation adjustments and other	1	1
Accumulated other comprehensive loss	$(181)	$(180)
The following table presents the income tax benefit from each component of our other comprehensive income (loss):

	December 31,
	2025	2024
Adjustments for defined benefit plans	$(1)	$—
Net income tax benefit related to items of other comprehensive income (loss)	$(1)	$—
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

The table below presents our sources of net operating revenues:

	Years Ended December 31,
	2025	2024	2023
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$2,119	$2,132	$2,383
Medicaid	1,524	1,439	1,233
Managed care	9,696	9,809	10,248
Uninsured	52	64	96
Indemnity and other	551	522	590
Total	13,942	13,966	14,550
Other revenues(1)	2,196	2,175	2,148
Total Hospital Operations	16,138	16,141	16,698
Ambulatory Care	5,172	4,534	3,866
Net operating revenues	$21,310	$20,675	$20,564

(1)	Primarily revenue from physician practices and revenue cycle management.
Adjustments for prior‑year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased (decreased) revenues in the years ended December 31, 2025, 2024 and 2023 by $23 million, $(4) million and $24 million, respectively. Estimated cost report settlements receivable, net of payables and valuation allowances, were included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from the final determination of amounts earned under all the above arrangements with Medicare and Medicaid.
The following table presents the composition of net operating revenues for our Ambulatory Care segment:

	Years Ended December 31,
	2025	2024	2023
Net patient service revenues	$4,956	$4,356	$3,713
Revenue from other sources	216	178	152
Net operating revenues	$5,172	$4,534	$3,865
Performance Obligations
The following table includes revenue from revenue cycle management services that was expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at December 31, 2025:

		Years Ending December 31,					Later Years
	Total	2026	2027	2028	2029	2030
Performance obligations	$5,126	$748	$747	$747	$747	$747	$1,390
The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, variable‑based escalators, performance incentives, penalties or other variable consideration that is considered constrained. As of December 31, 2025, our contract with CommonSpirit Health (“CommonSpirit”), a successor to Catholic Health Initiatives (“CHI”) and the minority interest holder, as of such date, in our Conifer Health Solutions, LLC joint venture (“Conifer”), represented the majority of the fixed‑fee revenue related to our remaining performance obligations; prior to the subsequent event described in Note 25, Conifer’s contract term with CHI was scheduled to end on December 31, 2032.
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
We also purchase cyber liability insurance from third parties. During the year ended December 31, 2024, we received $3 million of insurance recoveries related to a cybersecurity incident that occurred in 2022, none of which was included in net operating revenues during that period. During the year ended December 31, 2023, we received $41 million of insurance recoveries related to the same cybersecurity incident, $34 million of which was included in net operating revenues during that period.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. At December 31, 2025 and 2024, the aggregate current and long‑term professional and general liability reserves in the accompanying Consolidated Balance Sheets were $1.227 billion and $1.138 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage.
Commercial insurance we purchase is subject to per‑claim and policy period aggregate limits. If the policy period aggregate limit of any of our policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period.
Malpractice expense of $341 million, $309 million and $369 million was included in other operating expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively, of which $27 million, $24 million and $116 million, respectively, related to adverse claims development for prior years.
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
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2025	$20	$64	$(49)	$3	$38
Year Ended December 31, 2024	$40	$35	$(56)	$1	$20
Year Ended December 31, 2023	$51	$47	$(59)	$1	$40
NOTE 18. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Certain of our investees’ partnership and operating agreements contain terms that, upon the occurrence of specified events, could obligate us to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries. The noncontrolling interests subject to these provisions, and the income attributable to those interests, are not included as part of our equity and are presented as redeemable noncontrolling interests in the accompanying Consolidated Balance Sheets at December 31, 2025 and December 31, 2024.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Years Ended December 31,
	2025	2024
Balances at beginning of period	$2,727	$2,391
Net income	534	473
Distributions paid to noncontrolling interests	(437)	(369)
Accretion of redeemable noncontrolling interests	—	5
Purchases and sales of businesses and noncontrolling interests, net	132	227
Balances at end of period	$2,956	$2,727
The divestiture of the AL Hospitals during the year ended December 31, 2024 resulted in a decrease of $175 million in our redeemable noncontrolling interest balance during the same period.
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	December 31,
	2025	2024
Hospital Operations	$905	$800
Ambulatory Care	2,051	1,927
Redeemable noncontrolling interests	$2,956	$2,727

	Years Ended December 31,
	2025	2024	2023
Hospital Operations	$110	$100	$84
Ambulatory Care	424	373	282
Net income available to redeemable noncontrolling interests	$534	$473	$366
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

NOTE 19. INCOME TAXES
Income before income taxes for continuing operations for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Domestic	$2,805	$5,251	$1,620
Foreign	(5)	(3)	(3)
	$2,800	$5,248	$1,617
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Current tax expense:
Federal	$305	$926	$208
State	119	361	46
	424	1,287	254
Deferred tax expense (benefit):
Federal	18	(92)	55
State	(9)	(11)	(3)
	9	(103)	52
Total tax expense	$433	$1,184	$306
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below.

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense at statutory federal rate	$588	21.0%	$1,102	21.0%	$340	21.0%
Domestic federal tax
Nontaxable or nondeductible items:
Tax benefit attributable to noncontrolling interests	(202)	(7.2)%	(181)	(3.4)%	(147)	(9.1)%
Nondeductible goodwill	—	—%	161	3.1%	—	—%
Other	(2)	(0.1)%	7	0.1%	7	0.4%
Stock-based compensation tax benefit	(11)	(0.4)%	(9)	(0.2)%	(2)	(0.1)%
Other	(21)	(0.7)%	(5)	(0.1)%	4	0.2%
State and local income taxes, net of federal income tax effect	82	2.9%	278	5.3%	11	0.7%
Changes in valuation allowances	(3)	(0.1)%	(184)	(3.5)%	68	4.2%
Changes in prior year unrecognized tax benefits	2	0.1%	15	0.3%	25	1.6%
Income tax expense	$433	15.5%	$1,184	22.6%	$306	18.9%
During the year ended December 31, 2025, state and local income taxes in California, Michigan and Texas comprised the majority of state and local income taxes, net of federal effect category. During 2024, state and local income taxes in California and South Carolina comprised the majority of state and local income taxes, net of federal effect category. During 2023, state and local income taxes in California and Florida comprised the majority of state and local income taxes, net of federal effect category.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table presents those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$3	$419	$—	$373
Reserves related to restructuring charges	6	—	4	—
Receivables (doubtful accounts and adjustments)	222	1	245	—
Accruals for retained insurance risks	271	—	253	—
Intangible assets	—	512	—	504
Other long-term liabilities	34	—	34	—
Benefit plans	240	—	235	—
Other accrued liabilities	42	—	50	—
Investments and other assets	—	185	—	160
Interest expense limitation	84	—	57	—
Net operating loss carryforwards	126	—	122	—
Stock-based compensation	24	—	13	—
Right-of-use lease assets and obligations	123	109	123	107
Other items	55	—	19	—
	1,230	1,226	1,155	1,144
Valuation allowance	(160)		(158)	—
	$1,070	$1,226	$997	$1,144
The table below presents a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets:

	December 31,
	2025	2024
Deferred income tax assets	$84	$80
Deferred tax liabilities	(240)	(227)
Net deferred tax liability	$(156)	$(147)
During the year ended December 31, 2025, the valuation allowance increased by $2 million, including an increase of $11 million due to limitations on the tax deductibility of interest expense, and a decrease of $9 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2025 was $160 million. During the year ended December 31, 2024, the valuation allowance decreased by $90 million, including a decrease of $180 million primarily for utilization of interest expense carryforwards due to gains from sales of facilities, an increase of $92 million due to an acquisition, and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2024 was $158 million. During the year ended December 31, 2023, the valuation allowance increased by $71 million, including an increase of $73 million due to limitations on the tax deductibility of interest expense, and a decrease of $2 million due to changes in the expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2023 was $248 million.

Income taxes paid during the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
	2025		2024		2023
U.S Federal income taxes	$324		$943		$194
U.S. state and local income taxes:
California	39		72		—	(1)
South Carolina	—	(1)	118		—	(1)
Texas	—	(1)	—	(1)	12
Other	87		138		37
	126		328		49
Total income taxes paid	$450		$1,271		$243

(1)	The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
We account for uncertain tax positions in accordance with FASB ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The following table summarizes the total changes in unrecognized tax benefits during the years ended December 31, 2025, 2024 and 2023. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2025, 2024 and 2023.

Unrecognized Tax Benefits
Balance at December 31, 2022	$34
Increases due to tax positions taken in prior periods	31
Reductions due to a lapse of statute of limitations	(1)
Balance at December 31, 2023	64
Increases due to tax positions taken in prior periods	10
Reductions due to settlements with taxing authorities	(3)
Balance at December 31, 2024	71
Increases due to tax positions taken in prior periods	2
Reductions due to settlements with taxing authorities	(4)
Balance at December 31, 2025	$69
The total amount of unrecognized tax benefits as of December 31, 2025 was $69 million, all of which, if recognized, would affect our effective tax rate and income tax benefit. Income tax expense in the year ended December 31, 2025 included a benefit of $1 million attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2024 was $71 million, of which $69 million, if recognized, would affect our effective tax rate and income tax benefit. Income tax expense in the year ended December 31, 2024 included expense of $9 million attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2023 was $64 million, of which $63 million, if recognized, would affect our effective tax rate and income tax benefit from continuing operations. Income tax expense in the year ended December 31, 2023 included expense of $24 million attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $4 million of interest and penalties related to accrued liabilities for uncertain tax positions are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2025. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2025 were $10 million.
The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2021 remain subject to audit by the IRS.

At December 31, 2025, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $291 million pre‑tax, $140 million of which expires in 2026 to 2037 and $151 million of which has no expiration date, for which the associated deferred tax benefit net of valuation allowance is $2 million, (2) capital loss carryforwards of $100 million, for which the deferred tax benefit net of valuation allowance is $23 million and (3) state NOL carryforwards of approximately $2.937 billion expiring in 2026 through 2045 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is approximately $23 million. Most of the federal net operating loss carryforward is subject to separate return limitation year restrictions under the Internal Revenue Code and may only be utilized to offset taxable income of certain entities. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three‑year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three‑year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.
NOTE 20. EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of our basic and diluted earnings per common share calculations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Wtd. Avg. Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$1,407	90,150	$15.61
Effect of dilutive instruments	—	683	(0.12)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$1,407	90,833	$15.49

Year Ended December 31, 2024
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$3,200	96,904	$33.02
Effect of dilutive instruments	1	977	(0.32)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$3,201	97,881	$32.70

Year Ended December 31, 2023
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$611	101,639	$6.01
Effect of dilutive instruments	(13)	3,161	(0.30)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$598	104,800	$5.71
Dilutive instruments during the years ended December 31, 2025, 2024 and 2023 consisted of stock options, RSUs, convertible long‑term incentive awards, deferred compensation units and dividends on subsidiary preferred stock. For portions of these years, our dilutive instruments also included certain convertible instruments, including: RSUs issued under the USPI Management Equity Plan until they were repurchased in October 2024 and an agreement related to the ownership interest in a Hospital Operations segment joint venture during 2023.
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

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Long-lived assets held for sale	$62	$—	$62	$—

December 31, 2024
Long-lived assets held for sale	$21	$—	$21	$—
Financial Instruments
The fair value of our long‑term debt (except for any borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At December 31, 2025 and 2024, the estimated fair value of our long‑term debt was approximately 100.9% and 97.8%, respectively, of the carrying value of the debt.
NOTE 22. ACQUISITIONS
During the year ended December 31, 2025, we used $308 million of cash for acquisition-related activity, of which $301 million related to acquisitions and consolidations completed during 2025 and $7 million related to measurement‑period adjustments for acquisitions completed during 2024.
We acquired controlling ownership interests in 27 ambulatory surgery centers and a surgical hospital through a series of transactions in 2025. We also acquired controlling ownership interests in nine previously unconsolidated ambulatory surgery centers.
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
During the year ended December 31, 2023, we also acquired controlling ownership interests in 20 ambulatory surgery centers through a series of transactions. In addition, we acquired controlling ownership interests in 11 previously unconsolidated ambulatory surgery centers. We paid an aggregate of $149 million to acquire all of these ownership interests during 2023.
We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase prices allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2025 are preliminary. We are in process of assessing working capital balances and lease and other agreements assumed, as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying consolidated financial statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature. During the year ended December 31, 2025, we adjusted the preliminary purchase price allocations of certain acquisitions completed by our Ambulatory Care segment in 2024 based on the results of completed valuations and post-closing working capital adjustments. These adjustments resulted in a decrease of $37 million in goodwill recognized.
The table below presents the preliminary or final purchase price allocations for acquisitions made during the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
Current assets	$50	$47	$34
Property and equipment	54	62	28
Other intangible assets	18	162	5
Goodwill	544	951	644
Long-term operating lease assets	97	108	18
Other long-term assets	—	2	14
Previously held investments in unconsolidated affiliates	(93)	(25)	(99)
Current liabilities	(36)	(24)	(33)
Current portion of long-term lease liabilities	(6)	(17)	(3)
Long-term operating lease liabilities	(92)	(96)	(10)
Other long-term liabilities	(14)	(55)	(27)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(157)	(458)	(229)
Noncontrolling interests	(84)	(69)	(102)
Cash paid, net of cash acquired	(301)	(561)	(224)
Gains (losses) on consolidations	$(20)	$27	$16
The majority of the goodwill generated from our 2025 and 2024 acquisitions will not be deductible for income tax purposes; however, the majority of the goodwill generated from our 2023 transactions will be. The goodwill generated from these transactions can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Approximately $25 million, $39 million and $15 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2025, 2024 and 2023, respectively, and are included in impairment and restructuring charges, and acquisition‑related costs in the accompanying Consolidated Statements of Operations.
We recognized losses totaling $20 million during the year ended December 31, 2025 and gains totaling $27 million and $16 million during the years ended December 31, 2024 and 2023, respectively, in each case, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.
NOTE 23. SEGMENT INFORMATION
Our business consists of our Hospital Operations segment and our Ambulatory Care segment. Our approach to segment identification aligns with how management structures the business to make operational decisions, allocates resources and evaluates performance. Central to this approach is the information routinely reviewed by our Chief Operating Decision Maker (“CODM”) group. For both segments, the CODM group focuses primarily on Adjusted EBITDA as the key metric for performance evaluation and resource allocation. The CODM group’s evaluation of Adjusted EBITDA includes budget‑to‑actual analyses and comparisons across current and historical periods. At December 31, 2025, our CODM group included our Chief Executive Officer and our Chief Financial Officer.
Our Hospital Operations segment is comprised of our acute care and specialty hospitals, physician practices and outpatient facilities. At December 31, 2025, our subsidiaries operated 50 hospitals, serving primarily urban and suburban communities in eight states, as well as 132 outpatient facilities, primarily UCCs, imaging centers, off-campus hospital emergency departments and micro-hospitals. Our Hospital Operations segment also provides revenue cycle management and value‑based care services to hospitals, health systems, physician practices, employers and other clients. Our Hospital Operations segment generated 76%, 78% and 81% of our net operating revenues in the years ended December 31, 2025, 2024 and 2023, respectively.

Our Ambulatory Care segment is comprised of the operations of USPI. At December 31, 2025, USPI had ownership interests in 533 ambulatory surgery centers (401 consolidated) and 26 surgical hospitals (eight consolidated) in 37 states.
The following tables present amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, as applicable.

	December 31,
	2025	2024	2023
Assets:
Hospital Operations	$16,586	$16,722	$17,268
Ambulatory Care	13,091	12,214	11,044
Total	$29,677	$28,936	$28,312

	Years Ended December 31,
	2025	2024	2023
Capital expenditures:
Hospital Operations	$886	$845	$671
Ambulatory Care	124	86	80
Total	$1,010	$931	$751

Depreciation and amortization:
Hospital Operations	$711	$684	$750
Ambulatory Care	152	134	120
Total	$863	$818	$870

	Year Ended December 31, 2025
	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$16,138	$5,172	$21,310
Equity in earnings of unconsolidated affiliates	6	258	264

Less:
Salaries, wages and benefits	7,440	1,265	8,705
Supplies	2,405	1,375	3,780
Other operating expenses, net	3,759	764	4,523
Adjusted EBITDA	$2,540	$2,026	4,566

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(863)
Impairment and restructuring charges, and acquisition-related costs			(130)
Litigation and investigation costs			(64)
Interest expense			(821)
Loss from early extinguishment of debt			(4)
Other non-operating income, net			117
Net losses on sales, consolidation and deconsolidation of facilities			(1)
Income before income taxes			$2,800

	Year Ended December 31, 2024
	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$16,141	$4,534	$20,675
Equity in earnings of unconsolidated affiliates	10	250	260

Less:
Salaries, wages and benefits	7,664	1,137	8,801
Supplies	2,460	1,187	3,647
Other operating expenses, net	3,842	650	4,492
Adjusted EBITDA	$2,185	$1,810	3,995

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(818)
Impairment and restructuring charges, and acquisition-related costs			(102)
Litigation and investigation costs			(35)
Interest expense			(826)
Loss from early extinguishment of debt			(8)
Other non-operating income, net			126
Net gains on sales, consolidation and deconsolidation of facilities			2,916
Income before income taxes			$5,248

	Year Ended December 31, 2023
	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$16,698	$3,866	$20,564
Equity in earnings of unconsolidated affiliates	10	218	228

Less:
Salaries, wages and benefits	8,182	964	9,146
Supplies	2,545	1,045	3,590
Other operating expenses, net	3,984	531	4,515
Adjusted EBITDA	$1,997	$1,544	3,541

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(870)
Impairment and restructuring charges, and acquisition-related costs			(137)
Litigation and investigation costs			(47)
Interest expense			(901)
Loss from early extinguishment of debt			(11)
Other non-operating income, net			19
Net gains on sales, consolidation and deconsolidation of facilities			23
Income before income taxes			$1,617
Other operating expenses, net consists of various general and administrative expenses that are integral to supporting our operations. These expenses include, but are not limited to, medical fees, malpractice expense, information technology and software expenses, as well as gains or losses incurred from the disposition of long-lived assets.
NOTE 24. RECENT ACCOUNTING STANDARDS
Recently Issued Accounting Standards
The FASB issued Accounting Standard Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 22-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) in November 2024. This ASU requires entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. While the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.
Recently Adopted Accounting Standards
We adopted ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”) effective January 1, 2025. The amendments in the ASU sought to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also sought to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The adoption of ASU 2023-05 did not result in a material impact to our consolidated financial statements.
We adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) effective January 1, 2025. This ASU requires the disclosure, on an annual basis, of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The adoption of ASU 2023-09 did not have a material impact on our consolidated financial statements.
NOTE 25. SUBSEQUENT EVENT
As discussed in Note 15, we provide certain revenue cycle management services through the operations of Conifer to certain CHI facilities under an amended and restated master services agreement (the “RCM Agreement”). At December 31, 2025, CommonSpirit owned an interest of approximately 23.8% in Conifer.
On January 27, 2026, we entered into an agreement with CHI relating to Conifer. Subject to the terms of that agreement and other related contracts, the parties have agreed to, among other things: (1) terminate the RCM Agreement effective as of December 31, 2026; (2) CHI’s payment to us of an aggregate amount equal to $1.900 billion in annual installments over the next three years; provided that, of such amount, $540 million was satisfied on January 27, 2026 by offsetting the $540 million due to CHI from Conifer as described in the next clause; and (3) the reduction of our redeemable noncontrolling interest balance, and an increase in our additional paid-in capital balance associated with the redemption by Conifer of CHI’s minority equity interest in Conifer, in exchange for a payment by Conifer of $540 million, which redemption is effective as of January 1, 2026. We do not expect to recognize a gain or loss related to the redemption of CHI’s minority equity interest in Conifer.
This subsequent event did not require adjustment to the Consolidated Financial Statements as of December 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2025 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
Management’s report on internal control over financial reporting is set forth on page 69 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 70 herein.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5‑1 trading arrangement” or “non‑Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of the SEC’s Regulation S‑K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding the identity and business experience of our directors is set forth under the subsections “Nominees for Election to the Board of Directors,” “Director Nomination and Qualifications” and “Director Nominees’ Qualifications and Experience” under the heading “Proposal 1 – Election of Directors,” and the information required by this Item regarding the identity and business experience of our executive officers is set forth under the heading “Executive Officers,” in each case in the definitive proxy materials we will file in connection with our 2026 Annual Meeting of Shareholders. All such information is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
Information on our Audit Committee and Audit Committee Financial Experts as required by this Item is set forth under the caption “Corporate Governance and Board Practices – Committees” in the definitive proxy materials we will file in connection with our 2026 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
Information concerning our Code of Conduct, by which all of our employees and officers, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide appears under Item 1, Business – Compliance and Ethics, of Part I of this report, and is incorporated herein by reference.
Information concerning our policies and procedures governing the purchase and sale or other disposition of Tenet securities by directors, officers and employees, as required by this Item, is set forth under the caption “Insider Trading Policies and Procedures” in the definitive proxy materials we will file in connection with our 2026 Annual Meeting of Shareholders and is incorporated by reference in accordance with General Instruction G(3) to Form 10-K. Our insider trading policies and procedures are incorporated by reference as Exhibit 19 to this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the headings “Executive Compensation Tables,” “Corporate Governance and Board Practices – Committees – HR Committee Interlocks and Insider Participation” and “Human Resources Committee Report” in the definitive proxy materials we will file in connection with our 2026 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners required by this Item is set forth under the headings “Securities Ownership” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive proxy materials we will file in connection with our 2026 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the headings “Corporate Governance and Board Practices – Certain Relationships and Related Person Transactions” and “Proposal 1 – Election of Directors – Director Nominees’ Qualifications and Experience – Director Independence” in the definitive proxy materials we will file in connection with our 2026 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading “Proposal 3 – Ratification of the Selection of Independent Registered Public Accountants” in the definitive proxy materials we will file in connection with our 2026 Annual Meeting of Shareholders and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10‑K.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The Consolidated Financial Statements and notes thereto can be found on pages 73 through 116.
FINANCIAL STATEMENT SCHEDULES
Schedule II—Valuation and Qualifying Accounts (included on page 127).
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
Thirty-Third Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 5.125% Senior Secured First Lien Notes due 2027 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(e)
Thirty-Fifth Supplemental Indenture, dated as of June 16, 2020, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 16, 2020)

(f)
Thirty-Sixth Supplemental Indenture, dated as of September 16, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.125% Senior Notes Due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 16, 2020)

(g)
Thirty-Seventh Supplemental Indenture dated as of June 2, 2021, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.250% Senior Secured First Lien Notes due 2029 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 2, 2021)

(h)
Thirty-Eighth Supplemental Indenture dated as of December 1, 2021, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.375% Senior Secured First Lien Notes due 2030 (Incorporated by Reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed December 1, 2021)

(i)
Thirty-Ninth Supplemental Indenture, dated as of June 15, 2022, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.125% Senior Secured First Lien Notes due 2030 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 15, 2022)

(j)
Fortieth Supplemental Indenture, dated as of May 16, 2023, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.750% Senior Secured First Lien Notes Due 2031 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed May 16, 2023)

(k)
Forty-First Supplemental Indenture, dated as of November 18, 2025, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.500% Senior Secured First Lien Notes Due 2032 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed November 18, 2025)

(l)
Forty-Second Supplemental Indenture, dated as of November 18, 2025, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.000% Senior Secured First Lien Notes Due 2033 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed November 18, 2025)

(10)	Material Contracts

(a)
Credit Agreement, dated as of November 4, 2025, by and among the Registrant, the lenders and issuers party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 5, 2025)

(b)
Amendment No. 7, dated as of November 4, 2025, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto, and Barclays Bank PLC, as administrative agent, including as Exhibit A thereto a copy of the Letter of Credit Facility Agreement reflecting all amendments through November 4, 2025 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 5, 2025)

(c)
Guaranty, dated as of March 7, 2014, among Barclays Bank PLC, as administrative agent and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 10, 2014)

	(d)	Joinder Agreement, dated as of December 5, 2025, to the Guaranty, dated as of March 7, 2014, among Barclays Bank PLC, as administrative agent and the guarantors party thereto

(e)
Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 5, 2009)

(f)
First Amendment to Stock Pledge Agreement, dated as of May 8, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(g)
Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 16, 2009)

(h)
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
Sixth Amendment to Stock Pledge Agreement, dated as of July 14, 2017, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 25, 2019)

(l)
Seventh Amendment to Stock Pledge Agreement, dated as of February 5, 2019, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year December 31, 2018, filed February 25, 2019)

(m)
Eighth Amendment to Stock Pledge Agreement, dated as of August 26, 2019, Ninth Amendment to Stock Pledge Agreement, dated as of April 7, 2020, Tenth Amendment to Stock Pledge Agreement, dated as of June 16, 2020, Eleventh Amendment to Stock Pledge Agreement, dated as of June 2, 2021, Twelfth Amendment to Stock Pledge Agreement, dated as of December 1, 2021, Thirteenth Amendment to Stock Pledge Agreement, dated as of June 15, 2022, and Fourteenth Amendment to Stock Pledge Agreement, dated as of May 16, 2023, all by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(l) to Registrant’s Annual Report on Form 10-K for the year December 31, 2023, filed February 16, 2024)

(n)
Fifteenth Amendment to Stock Pledge Agreement, dated as of November 18, 2025, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto

(o)
Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 5, 2009)

(p)
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
Forms of Award used to evidence (i) initial grants of restricted stock units to directors prior to May 2021 and (ii) annual grants of restricted stock units to directors prior to 2023, each under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(ee) to Registrant’s Annual Report on Form 10-K for the year December 31, 2023, filed February 16, 2024)*

(aa)
Form of Award used to evidence annual grants of restricted stock units to directors after 2023 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed July 30, 2024)*

(bb)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case after 2023 to executives other than the Chief Executive Officer, under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed April 30, 2024)*

(cc)
Forms of Award used to evidence (i) grants of time-based restricted stock units and (ii) grants of performance-based restricted stock units, in each case to Saumya Sutaria, M.D. under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(ll) to Registrant's Annual Report on Form10-K for the year ended December 31, 2024, filed February 18, 2025)*

(dd)
Terms and Conditions of Restricted Stock Unit Award granted to Sun Park on July 17, 2023 under the Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed October 30, 2023)*

(ee)
Tenet Special RSU Deferral Plan, amended and restated effective August 10, 2022 (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed October 28, 2022)*

(ff)
Sixth Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective November 3, 2021 (Incorporated by reference to Exhibit 10(qq) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022)*

(gg)
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
Insider Trading Policy and Procedures of the Registrant (Incorporated by reference to Exhibit (19) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 18, 2025)

(21)	Consolidated Subsidiaries of the Registrant

(23)	Consent of Deloitte & Touche LLP (PCAOB ID No. 34)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(97)	Tenet Healthcare Corporation Clawback Policy (Incorporated by reference to Exhibit 97 to Registrant’s Annual Report on Form 10-K for the year December 31, 2023, filed February 18, 2024)

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)
Date: February 17, 2026	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 17, 2026	By:	/s/ SAUMYA SUTARIA
Saumya Sutaria, M.D. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: February 17, 2026	By:	/s/ SUN PARK
Sun Park Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 17, 2026	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Date: February 17, 2026	By:	/s/ VINEETA AGARWALA
Vineeta Agarwala, M.D., PhD Director
Date: February 17, 2026	By:	/s/ JAMES L. BIERMAN
James L. Bierman Director
Date: February 17, 2026	By:	/s/ ROY D. BLUNT
Roy D. Blunt Director
Date: February 17, 2026	By:	/s/ RICHARD FISHER
Richard Fisher Director
Date: February 17, 2026	By:	/s/ MEGHAN M. FITZGERALD
Meghan M. FitzGerald, DrPH Director
Date: February 17, 2026	By:	/s/ CECIL D. HANEY
Cecil D. Haney Director
Date: February 17, 2026	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director
Date: February 17, 2026	By:	/s/ CHRIS LYNCH
Chris Lynch Director
Date: February 17, 2026	By:	/s/ RICHARD MARK
Richard Mark Director

Date: February 17, 2026	By:	/s/ TAMMY ROMO
Tammy Romo Director
Date: February 17, 2026	By:	/s/ NADJA WEST
Nadja West, M.D. Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

	Balance at Beginning of Period	Costs and Expenses(1)	Deductions	Other Items	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2025	$158	$11	$—	$(9)	$160
Year ended December 31, 2024	$248	$(182)	$—	$92	$158
Year ended December 31, 2023	$177	$71	$—	$—	$248

(1)	Includes amounts recorded in discontinued operations.