Form 10-Q
period 2026-03-31
TENET HEALTHCARE CORP
filed 2026-04-30
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026

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

As of April 22, 2026, there were 86,137 shares (in thousands) of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands
(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,967	$2,883
Accounts receivable	2,605	2,565
Inventories of supplies, at cost	343	348
Assets held for sale	62	62
Other current assets	2,379	1,991
Total current assets	8,356	7,849
Investments and other assets	3,809	2,883
Deferred income taxes	84	84
Property and equipment, at cost, less accumulated depreciation and amortization ($6,814 at March 31, 2026 and $6,680 at December 31, 2025)	6,251	6,315
Goodwill	11,387	11,198
Other intangible assets, at cost, less accumulated amortization ($1,378 at March 31, 2026 and $1,328 at December 31, 2025)	1,316	1,348
Total assets	$31,203	$29,677
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$81	$79
Accounts payable	1,339	1,360
Accrued compensation and benefits	854	858
Professional and general liability reserves	303	276
Accrued interest payable	256	81
Income tax payable	236	—
Other current liabilities	3,083	1,809
Total current liabilities	6,152	4,463
Long-term debt, net of current portion	13,128	13,092
Professional and general liability reserves	938	951
Defined benefit plan obligations	243	245
Deferred income taxes	199	240
Other long-term liabilities	1,693	1,713
Total liabilities	22,353	20,704
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,137	2,956
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 159,129 shares issued at March 31, 2026 and 158,612 shares issued at December 31, 2025	8	8
Additional paid-in capital	5,124	4,914
Accumulated other comprehensive loss	(179)	(181)
Retained earnings	5,117	4,415
Common stock in treasury, at cost, 73,005 shares at March 31, 2026 and 71,660 shares at December 31, 2025	(5,256)	(4,936)
Total shareholders’ equity	4,814	4,220
Noncontrolling interests	1,899	1,797
Total equity	6,713	6,017
Total liabilities and equity	$31,203	$29,677
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net operating revenues	$5,368	$5,223
Revenue from contract termination	413	—
Equity in earnings of unconsolidated affiliates	51	56
Operating expenses:
Salaries, wages and benefits	2,174	2,119
Supplies	961	907
Other operating expenses, net	1,122	1,090
Depreciation and amortization	229	206
Impairment and restructuring charges, and acquisition-related costs	24	19
Litigation and investigation costs	27	17
Net gains on sales, consolidation and deconsolidation of facilities	(1)	(22)
Operating income	1,296	943
Interest expense	(205)	(204)
Other non-operating income, net	41	26
Income before income taxes	1,132	765
Income tax expense	(226)	(143)
Net income	906	622
Less: Net income available to noncontrolling interests	204	216
Net income available to Tenet Healthcare Corporation common shareholders	$702	$406

Earnings available to Tenet Healthcare Corporation common shareholders:
Basic earnings per share	$8.09	$4.31
Diluted earnings per share	$8.01	$4.27

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	86,801	94,242
Diluted	87,596	95,019

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$906	$622
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	2
Unrealized loss on debt securities held as available-for-sale	(1)	—
Foreign currency translation adjustments and other	1	—
Other comprehensive income before income taxes	2	2
Income tax expense related to items of other comprehensive income	—	—
Total other comprehensive income, net of tax	2	2
Comprehensive net income	908	624
Less: Comprehensive income available to noncontrolling interests	204	216
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$704	$408

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$906	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229	206
Deferred income tax expense (benefit)	(40)	4
Stock-based compensation expense	25	21
Impairment and restructuring charges, and acquisition-related costs	24	19
Litigation and investigation costs	27	17
Net gains on sales, consolidation and deconsolidation of facilities	(1)	(22)
Equity in earnings of unconsolidated affiliates, net of distributions received	29	5
Amortization of debt discount and debt issuance costs	5	6
Net gains from the sale of investments and long-lived assets	(1)	—
Other items, net	2	2
Changes in cash from operating assets and liabilities:
Accounts receivable	(28)	(69)
Inventories and other current assets	407	(108)
Income taxes	259	132
Accounts payable, accrued expenses and other current liabilities	(145)	24
Other long-term liabilities	—	(8)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(57)	(36)
Net cash provided by operating activities	1,641	815
Cash flows from investing activities:
Purchases of property and equipment	(180)	(173)
Purchases of businesses or joint venture interests, net of cash acquired	(121)	(27)
Proceeds from sales of facilities and other assets	2	11
Proceeds from sales of marketable securities and long-term investments	22	14
Purchases of marketable securities and long-term investments	(26)	(17)
Other items, net	(14)	5
Net cash used in investing activities	(317)	(187)
Cash flows from financing activities:
Repayments of borrowings	(33)	(32)
Proceeds from borrowings	14	1
Repurchases of common stock	(318)	(348)
Distributions paid to noncontrolling interests	(197)	(189)
Proceeds from the sale of noncontrolling interests	6	11
Purchases of noncontrolling interests	(549)	(41)
Repayments of advances from managed care payers	—	(11)
Taxes paid related to net share settlement, net of proceeds from shares issued under stock-based compensation plans	(86)	(32)
Other items, net	(77)	(7)
Net cash used in financing activities	(1,240)	(648)
Net increase (decrease) in cash and cash equivalents	84	(20)
Cash and cash equivalents at beginning of period	2,883	3,019
Cash and cash equivalents at end of period	$2,967	$2,999

Supplemental disclosures:
Interest paid, net of capitalized interest	$(24)	$(99)
Income tax payments, net	$(8)	$(7)
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our expansive, nationwide care delivery network consists of our Hospital Operations and Services (“Hospital Operations”) and Ambulatory Care segments. As of March 31, 2026, our Hospital Operations segment was comprised of 50 acute care and specialty hospitals, a network of employed physicians and 132 outpatient facilities, including urgent care centers, imaging centers, off-campus hospital emergency departments and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (together with its subsidiaries, “USPI”), which held ownership interests in 541 ambulatory surgery centers and 26 surgical hospitals at March 31, 2026. USPI held noncontrolling interests in 152 of these facilities, which are recorded using the equity method of accounting. In addition, we operate a Global Business Center (“GBC”) in the Philippines.
Our Hospital Operations segment also provides revenue cycle management and value-based care services to hospitals and other healthcare facilities, health systems, physician practices, employers and other clients through Conifer Health Solutions, LLC (“Conifer”), which was a wholly owned subsidiary at March 31, 2026. We owned 76.2% of Conifer at December 31, 2025, and the remaining 23.8% was held by Catholic Health Initiatives (“CHI”), now known as CommonSpirit Health. Prior to January 2026, Conifer provided services to certain CHI facilities under an amended and restated master services agreement (the “RCM Agreement”), which was scheduled to end on December 31, 2032. On January 27, 2026, we entered into certain agreements with CHI relating to Conifer (collectively, the “Omnibus Agreement”). Subject to the terms of the Omnibus Agreement, the parties agreed to, among other things: (1) conclude the RCM Agreement by December 31, 2026; (2) CHI’s payment to us of an aggregate amount equal to $1.900 billion in annual installments over the next three years; provided that, of such amount, $540 million was satisfied on January 27, 2026 by offsetting the $540 million due to CHI from Conifer as described in the next clause; and (3) the reduction of our redeemable noncontrolling interest balance, and an increase in our additional paid-in capital balance associated with the redemption by Conifer of CHI’s minority equity interest in Conifer, in exchange for a payment by Conifer of $540 million, which redemption was effective January 1, 2026.
This quarterly report supplements our Annual Report on Form 10‑K for the year ended December 31, 2025 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, dollar amounts presented in our Condensed Consolidated Financial Statements and these accompanying notes are expressed in millions (except per‑share amounts), and all share amounts are expressed in thousands.
We adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2025‑10, “Government Grants” (“ASU 2025-10”), effective as of January 1, 2026, using the modified prospective approach. We have elected to apply the cost accumulation approach for grants related to assets. Under this method, we will initially measure the subject asset on the basis of the cost incurred to acquire or construct the asset, less the monetary grant received or expected to be received when the grant meets recognition criteria. The adoption of ASU 2025-10 did not result in a change in our method of accounting for grants related to income, and we will continue to reflect the earnings impact of these grants in other income in our condensed consolidated statements of operations. The adoption of this standard did not have a material impact on our financial statements.
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

Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; the impact of cybersecurity incidents on our operations; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; the potential emergence and effects of future pandemics, epidemics or outbreaks of infectious diseases on our operations, financial condition and liquidity; litigation and investigation costs; fluctuations in the costs associated with our defined contribution retirement plans; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others: changes in federal and state statutes, regulations and executive orders that effect the healthcare industry directly or indirectly, particularly those impacting government healthcare funding; changes in general economic conditions, including inflation, shortages and outages, whether due to geopolitical conflicts, trade tensions, export control rules, tariffs or other factors; the number of uninsured and underinsured individuals in local communities treated at our facilities; cybersecurity incidents, including those targeting our vendors, and other unanticipated information technology outages; disease hotspots and seasonal cycles of illness; weather‑related conditions and natural disasters; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as pricing for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year‑to‑year comparisons as well.
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.967 billion and $2.883 billion at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, our book overdrafts were $139 million and $161 million, respectively, which were classified as accounts payable. Also at March 31, 2026 and December 31, 2025, $107 million and $108 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
At March 31, 2026 and December 31, 2025, we had $44 million and $111 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $36 million and $102 million, respectively, were included in accounts payable.
Leases
During the three months ended March 31, 2026 and 2025, we recorded right‑of‑use assets related to non‑cancellable finance leases of $14 million and $18 million, respectively, and related to non‑cancellable operating leases of $77 million and $62 million, respectively.

Goodwill
The following table presents information on changes in the carrying amount of goodwill for each of our segments:

	Three Months Ended March 31,
	2026	2025
Hospital Operations:
Goodwill at beginning of period, net of accumulated impairment losses	$2,697	$2,697
Goodwill acquired during the period, net of purchase price allocation adjustments	—	—
Goodwill at end of period, net of accumulated impairment losses	2,697	2,697

Ambulatory Care:
Goodwill at beginning of period	8,501	7,994
Goodwill acquired during the period, including purchase price allocation adjustments	189	95
Goodwill at end of period	8,690	8,089
Total goodwill, net of accumulated impairment losses	$11,387	$10,786
Other Intangible Assets
The following table presents information regarding other intangible assets, which were included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At March 31, 2026:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,525	$(1,192)	$333
Contracts	242	(171)	71
Other	43	(15)	28
Other intangible assets with finite lives	1,810	(1,378)	432

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	774	—	774
Other	5	—	5
Other intangible assets with indefinite lives	884	—	884
Total other intangible assets, net	$2,694	$(1,378)	$1,316

At December 31, 2025:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,511	$(1,166)	$345
Contracts	241	(148)	93
Other	42	(14)	28
Other intangible assets with finite lives	1,794	(1,328)	466

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	773	—	773
Other	4	—	4
Other intangible assets with indefinite lives	882	—	882
Total other intangible assets, net	$2,676	$(1,328)	$1,348

The table below presents our estimated future amortization of intangible assets with finite useful lives at March 31, 2026:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2026	2027	2028	2029	2030
Amortization of intangible assets	$432	$165	$87	$67	$45	$25	$43
We recognized amortization expense of $40 million in the accompanying Condensed Consolidated Statements of Operations during each of the three months ended March 31, 2026 and 2025.
Other Current Assets
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets are presented below:

	March 31, 2026	December 31, 2025
Prepaid expenses	$351	$423
Contract assets	201	188
California provider fee program receivables	401	493
Receivables from other government programs	468	385
Guarantees	162	138
Non-patient receivables	292	224
Current portion of note receivable	395	—
Other	109	140
Total other current assets	$2,379	$1,991
Under the terms of the Omnibus Agreement, in January 2026, CHI executed and delivered a $1.360 billion non‑interest‑bearing promissory note in connection with the early conclusion of the RCM Agreement between Conifer and CHI (the “CHI Note Receivable”). The CHI Note Receivable requires three annual payments of approximately $453 million, with the first two payments due in January 2027 and January 2028 and the final payment, together with any unpaid principal, due in January 2029. Of the CHI Note Receivable’s carrying amount, which is recorded at present value, $395 million was included in other current assets and $828 million was included in investments and other assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2026.
Investments in Unconsolidated Affiliates
As of March 31, 2026, we controlled 415 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (152 of 567 at March 31, 2026), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations. Summarized financial information for equity method investees is presented in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended March 31,
	2026	2025
Net operating revenues	$882	$859
Net income	$213	$215
Net income available to the investees	$122	$125

NOTE 2. ACCOUNTS RECEIVABLE AND CONTRACT BALANCES
Accounts Receivable
The principal components of accounts receivable are presented in the table below:

	March 31, 2026	December 31, 2025
Patient accounts receivable	$2,470	$2,418
Estimated future recoveries	135	148
Cost reports and settlements payable and valuation allowances	—	(1)
Accounts receivable, net	$2,605	$2,565
Contract Balances
Our Hospital Operations segment’s contract assets and liabilities primarily derive from: (1) patients receiving ongoing inpatient care from one of our facilities at the end of the reporting period; and (2) timing differences between our performance of revenue cycle management and other contract-based services and the invoicing or receipt of payment for these services. Our Hospital Operations segment’s contract assets were included in other current assets or investments and other assets, and its contract liabilities were included in other current liabilities or other long‑term liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table presents the opening and closing balances of our Hospital Operations segment’s contract assets, current and long‑term receivables, and current and long‑term contract liabilities:

	Current Receivables	Contract Assets – Unbilled Revenue	Long-Term Receivables	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2025	$26	$188	$—	$88	$13
March 31, 2026	480	201	828	1,406	5
Increase (decrease)	$454	$13	$828	$1,318	$(8)

December 31, 2024	$28	$190	$—	$80	$13
March 31, 2025	16	202	—	105	13
Increase (decrease)	$(12)	$12	$—	$25	$—
The differences between the balances of our contract assets and liabilities at March 31, 2026 and December 31, 2025 were primarily attributable to the effect of the provisions in the Omnibus Agreement. Our contract balances during this period were also impacted by patients who were receiving inpatient acute care and specialty hospital services as of December 31, 2025, but who were discharged during the three months ended March 31, 2026. The differences between the balances of our contract assets and liabilities at March 31, 2025 and December 31, 2024 primarily related to patients who were receiving inpatient acute care and specialty hospital services as of December 31, 2024, but who were discharged during the three months ended March 31, 2025.
During the three months ended March 31, 2026 and 2025, we recognized revenue totaling $68 million and $54 million, respectively, from our revenue cycle management services that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those contract clients who were billed in advance, changes in estimates related to metric‑based services and up‑front integration services that are recognized over the service period.
Contract Costs—We recognized amortization expense related to deferred contract setup costs of $3 million and $1 million during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, unamortized client contract setup costs were $10 million and $13 million, respectively, and were presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended March 31,
	2026	2025
Estimated costs for:
Uninsured patients	$108	$114
Charity care patients	34	17
Total	$142	$131
NOTE 3. DISPOSITION OF ASSETS AND LIABILITIES
At both March 31, 2026 and December 31, 2025, our assets classified as held for sale consisted of a building we own in West Palm Beach, Florida. The carrying value of the assets related to this building was $62 million at March 31, 2026 and December 31, 2025.
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
During the three months ended March 31, 2026, we recorded impairment and restructuring charges and acquisition‑related costs of $24 million, consisting of $14 million of restructuring charges, $7 million of impairment charges and $3 million of acquisition‑related transaction costs. Restructuring charges during this period included $6 million of employee severance costs, $4 million of contract and lease termination fees, $3 million related to the transition of various administrative functions to our GBC and $1 million of other restructuring costs. Impairment charges recognized during the three months ended March 31, 2026 primarily related to the write-down of assets associated with Ambulatory Care segment facilities closed during the period.
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

NOTE 5. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Senior unsecured notes:
6.125% due 2028	$1,750	$1,750
6.875% due 2031	362	362
6.000% due 2033	750	750
Senior secured first lien notes:
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	1,350
5.500% due 2032	1,500	1,500
Finance leases, mortgages and other notes	636	603
Unamortized issue costs and note discounts	(89)	(94)
Total long-term debt	13,209	13,171
Less: Current portion	81	79
Long-term debt, net of current portion	$13,128	$13,092
Senior Unsecured Notes and Senior Secured Notes
At March 31, 2026, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. A payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from November 2027 through November 2033.
Credit Agreement
We have a senior secured revolving credit facility (the “Credit Agreement”) that provides for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. Our borrowing availability, which is calculated by reference to a borrowing base that is determined by specified percentages of eligible accounts receivable, eligible inventory and Medicaid supplemental payments, was $1.900 billion at March 31, 2026. On that date, we had no cash borrowings and less than $1 million of standby letters of credit outstanding under the Credit Agreement.
Letter of Credit Facility
We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At March 31, 2026, we had $104 million of standby letters of credit outstanding under the LC Facility.
NOTE 6. GUARANTEES
At March 31, 2026, the maximum potential amount of future payments under our revenue guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $221 million. We had a total liability of $162 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2026.
We have also issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $51 million at March 31, 2026.
NOTE 7. EMPLOYEE BENEFIT PLANS
The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 include $25 million and $21 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.

Stock Options
As of March 31, 2026, there were 144,681 stock options outstanding under our share-based compensation plans, which had a weighted average exercise price per share of $24.16. There was no activity related to our stock options during either of the three-month periods ended March 31, 2026 or 2025. All outstanding options were vested and exercisable at March 31, 2026, and the options collectively had an aggregate intrinsic value of $24 million.
Restricted Stock Units
The following table presents information about our restricted stock unit (“RSU”) activity during the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2025	1,440,379	$111.02
Granted	239,518	$252.66
Performance-based adjustment	350,583	$110.83
Vested	(851,433)	$104.79
Forfeited	(2,074)	$151.62
Unvested at March 31, 2026	1,176,973	$171.09
During the three months ended March 31, 2026, we granted 110,736 RSUs that will vest ratably over a three‑year period. In addition, we granted 128,782 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2026 to 2028. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 128,782 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 350,583 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
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
The fair value of an RSU is based on our share price on the grant date. The fair value of an RSU with a market‑based condition is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Three Months Ended March 31,
	2026	2025
Expected volatility	39.0% - 43.8%	36.6% - 48.0%
Risk-free interest rate	3.4% - 3.5%	4.1% - 4.3%

NOTE 8. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2025	86,952	$8	$4,914	$(181)	$4,415	$(4,936)	$1,797	$6,017
Net income	—	—	—	—	702	—	93	795
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(75)	(75)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases (sales) of businesses and noncontrolling interests, net	—	—	270	—	—	—	84	354
Repurchases of common stock	(1,346)	—	—	—	—	(320)	—	(320)
Stock-based compensation expense, tax benefit and issuance of common stock	518	—	(60)	—	—	—	—	(60)
Balances at March 31, 2026	86,124	$8	$5,124	$(179)	$5,117	$(5,256)	$1,899	$6,713

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2024	95,109	$8	$4,873	$(180)	$3,008	$(3,538)	$1,649	$5,820
Net income	—	—	—	—	406	—	95	501
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(89)	(89)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(35)	—	—	—	41	6
Repurchases of common stock	(2,629)	—	—	—	—	(351)	—	(351)
Stock-based compensation expense, tax benefit and issuance of common stock	405	—	(12)	—	—	—	—	(12)
Balances at March 31, 2025	92,885	$8	$4,826	$(178)	$3,414	$(3,889)	$1,696	$5,877
Nonredeemable Noncontrolling Interests
The table below presents our nonredeemable noncontrolling interests balances by segment:

	March 31, 2026	December 31, 2025
Hospital Operations	$216	$211
Ambulatory Care	1,683	1,586
Total nonredeemable noncontrolling interests	$1,899	$1,797
The table below presents our net income available to nonredeemable noncontrolling interests by segment:

	Three Months Ended March 31,
	2026	2025
Hospital Operations	$10	$12
Ambulatory Care	83	83
Total net income available to nonredeemable noncontrolling interests	$93	$95
Share Repurchase Program Activity
In July 2024, our board of directors authorized the repurchase of up to $1.500 billion of our common stock through a share repurchase program that has no expiration date. In July 2025, the board authorized a $1.500 billion increase to the program. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time. Share repurchases may be made in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, in a manner consistent with applicable securities laws and regulations.

The table below presents repurchase activity under our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through March 31, 2026
January 1 through January 31, 2026	—	$—	—	$1,490
February 1 through February 28, 2026	—	$—	—	$1,490
March 1 through March 31, 2026	1,346	$236.30	1,346	$1,172

January 1 through March 31, 2025
January 1 through January 31, 2025	—	$—	—	$1,376
February 1 through February 28, 2025	1,800	$134.98	1,800	$1,133
March 1 through March 31, 2025	829	$126.67	829	$1,028
NOTE 9. NET OPERATING REVENUES
Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, and managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients and other uninsured discount and charity programs. Net operating revenues for our Hospital Operations segment also include revenues from providing revenue cycle management and value‑based care services to hospitals and other healthcare facilities, health systems, physician practices, employers and other clients, as well as income recognized under grant programs.
The table below presents our sources of net operating revenues:

	Three Months Ended March 31,
	2026	2025
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$565	$548
Medicaid	356	380
Managed care	2,394	2,400
Uninsured	9	35
Indemnity and other	150	117
Total	3,474	3,480
Other revenues(1)	574	549
Total Hospital Operations	4,048	4,029
Ambulatory Care	1,320	1,194
Net operating revenues	$5,368	$5,223

(1)	Primarily revenue from physician practices and revenue cycle management.
During the three months ended March 31, 2026, we recognized $413 million of revenue related to the Omnibus Agreement, which revenue is included in revenue from contract termination in the accompanying Condensed Consolidated Statement of Operations for that period. See Note 1 for additional information regarding this transaction.
The table below presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended March 31,
	2026	2025
Net patient service revenues	$1,266	$1,143
Revenue from other sources	54	51
Net operating revenues	$1,320	$1,194

Performance Obligations
The following table presents revenue from revenue cycle management services that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Nine Months Ending	Years Ending				Later Years
			December 31,
	Total	2026	2027	2028	2029	2030
Performance obligations	$2,262	$1,823	$91	$91	$91	$91	$75
The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, variable‑based escalators, performance incentives, penalties or other variable consideration that is considered constrained. The majority of the fixed-fee revenue for the year ending December 31, 2026 in the table above relates to revenue cycle management services provided to CHI, as further discussed in Note 1.
NOTE 10. INSURANCE
Property Insurance
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are issued on an occurrence basis. For both the policy periods of April 1, 2024 through March 31, 2025 and April 1, 2025 through April 30, 2026, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $200 million for earthquakes in California, $200 million for all other earthquakes and a per‑occurrence sub‑limit of $200 million per named windstorm with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for earthquakes in California and named windstorms, and 2% of insured values for earthquakes in the New Madrid fault zone, each with a maximum deductible per claim of $25 million. All other covered losses are subject to a minimum deductible of $5 million per occurrence.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. At March 31, 2026 and December 31, 2025, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.241 billion and $1.227 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $83 million and $87 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively.
NOTE 11. CLAIMS AND LAWSUITS
We operate in a highly regulated and litigious industry. Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, commercial payers. We and our subsidiaries have received inquiries in recent years from government agencies, and we may receive similar inquiries in future periods. We are also subject to class action lawsuits, employment‑related claims, private litigation and other legal actions in the ordinary course of business, including potential claims related to, among other things: the care and treatment provided at our hospitals and outpatient facilities; the application of various federal and state labor and privacy laws, rules and regulations; antitrust claims; tax audits; contract disputes (including disagreements with joint venture partners); and other matters. Some of these actions may involve large demands, as well as substantial defense costs. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us; however, we believe that the ultimate resolution of our existing ordinary‑course claims and lawsuits will not have a material effect on our business or financial condition.
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
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Three months ended March 31, 2026	$38	$27	$(40)	$5	$30
Three months ended March 31, 2025	$20	$17	$(15)	$—	$22
NOTE 12. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Certain of our investees’ partnership and operating agreements contain terms that, upon the occurrence of specified events, could obligate us to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries. The noncontrolling interests subject to these provisions, and the income available to those interests, are not included as part of our equity and are presented as redeemable noncontrolling interests in the accompanying Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Three Months Ended March 31,
	2026	2025
Balances at beginning of period	$2,956	$2,727
Net income	111	121
Distributions paid to noncontrolling interests	(122)	(100)
Purchases and sales of businesses and noncontrolling interests, net	(808)	28
Balances at end of period	$2,137	$2,776
As previously discussed, we redeemed CHI’s minority equity interest in Conifer effective January 1, 2026. This redemption resulted in an $846 million decrease in our redeemable noncontrolling interests balance and a $306 million increase in our additional paid-in capital balance. See Note 1 for additional information regarding this transaction.
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	March 31, 2026	December 31, 2025
Hospital Operations	$58	$905
Ambulatory Care	2,079	2,051
Redeemable noncontrolling interests	$2,137	$2,956

	Three Months Ended March 31,
	2026	2025
Hospital Operations	$1	$27
Ambulatory Care	110	94
Net income available to redeemable noncontrolling interests	$111	$121

NOTE 13. INCOME TAXES
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Three Months Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent
Tax expense at statutory federal rate	$238	21.0%	$161	21.0%
Domestic federal tax:
Nontaxable or nondeductible items:
Tax benefit attributable to noncontrolling interests	(43)	(3.8)%	(44)	(5.7)%
Other	6	0.6%	1	0.1%
Stock-based compensation tax benefit	(14)	(1.2)%	(4)	(0.5)%
State and local income taxes, net of federal income tax effect	41	3.6%	31	4.1%
Changes in valuation allowances	(3)	(0.3)%	(2)	(0.3)%
Changes in prior year unrecognized tax benefits	1	0.1%	—	—%
Income tax expense	$226	20.0%	$143	18.7%
Income before income taxes for the three months ended March 31, 2026 and 2025 was $1.132 billion and $765 million, respectively. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income. During the three months ended March 31, 2026, we recorded an income tax benefit of $3 million to decrease the valuation allowance, including an increase of $1 million related to interest expense carryforwards and a $4 million decrease related to a change in the realizability of deferred tax assets. During the three months ended March 31, 2025, we recorded an income tax benefit of $1 million to decrease the valuation allowance, including an increase of $3 million related to interest expense carryforwards and a decrease of $4 million related to a change in the realizability of deferred tax assets.
There were no adjustments to our estimated liabilities for uncertain tax positions during the three months ended March 31, 2026. The total amount of unrecognized tax benefits as of March 31, 2026 was $69 million, all of which, if recognized, would affect our effective tax rate and income tax benefit.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions are included in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2026. Total accrued interest and penalties on unrecognized tax benefits at March 31, 2026 were $11 million.

NOTE 14. EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of our basic and diluted earnings per common share calculations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2026
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$702	86,801	$8.09
Effect of dilutive instruments	—	795	(0.08)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$702	87,596	$8.01

Three Months Ended March 31, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$406	94,242	$4.31
Effect of dilutive instruments	—	777	(0.04)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$406	95,019	$4.27
Dilutive instruments during the three months ended March 31, 2026 and 2025 consisted of stock options, RSUs, convertible long‑term incentive awards, deferred compensation units and dividends on subsidiary preferred stock.
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
Non-Recurring Fair Value Measurements
Our non‑financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. The following table presents information about assets measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values at December 31, 2025. There were no significant non-recurring fair value measurements at March 31, 2026.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Long-lived assets held for sale	$62	$—	$62	$—
Financial Instruments
The fair value of our long‑term debt (except for any borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At March 31, 2026 and December 31, 2025, the estimated fair value of our long‑term debt was approximately 99.6% and 100.9%, respectively, of the carrying value of the debt. The inputs used to estimate the fair value of the CHI Note Receivable are considered to be Level 3 inputs. At March 31, 2026, the estimated fair value of the CHI Note Receivable was approximately 100.0% of its carrying value.

NOTE 16. ACQUISITIONS
During the three months ended March 31, 2026, we used $121 million of cash for acquisition-related activity, of which $120 million related to acquisitions completed during that period and $1 million related to measurement‑period adjustments for acquisitions completed during 2025. During the three months ended March 31, 2025, we used $27 million of cash for acquisition-related activity, of which $17 million related to acquisitions and consolidations completed during that period and $10 million related to measurement‑period adjustments for acquisitions completed during 2024.
We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase prices allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2026 and 2025 are preliminary. We are in the process of assessing working capital balances and lease and other agreements assumed, as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying Condensed Consolidated Financial Statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature. During the three months ended March 31, 2026, we adjusted the preliminary purchase price allocations of certain Ambulatory Care segment acquisitions completed in 2025 based on the results of completed valuations and post‑closing working capital adjustments. These adjustments resulted in a decrease of $2 million in goodwill recognized.
The table below presents the preliminary or final purchase price allocations for acquisitions made during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Current assets	$19	$9
Property and equipment	10	7
Other intangible assets	2	—
Goodwill	191	95
Long-term operating lease assets	12	11
Other long-term assets	2	6
Previously held investments in unconsolidated affiliates	—	(9)
Current liabilities	(4)	(8)
Current portion of long-term lease liabilities	(1)	—
Long-term operating lease liabilities	(11)	(11)
Other long-term liabilities	(9)	(11)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(47)	(36)
Noncontrolling interests	(44)	(27)
Cash paid, net of cash acquired	(120)	(17)
Gains on consolidations	$—	$9
The goodwill generated from our 2026 acquisitions, the majority of which we believe will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Goodwill recognized related to our acquisition activity during the three months ended March 31, 2026 was entirely attributable to our Ambulatory Care segment.
NOTE 17. SEGMENT INFORMATION
The following tables present amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable.

	March 31, 2026	December 31, 2025
Assets:
Hospital Operations	$17,930	$16,586
Ambulatory Care	13,273	13,091
Total	$31,203	$29,677

	Three Months Ended March 31,
	2026	2025
Capital expenditures:
Hospital Operations	$148	$148
Ambulatory Care	32	25
Total	$180	$173

Depreciation and amortization:
Hospital Operations	$188	$167
Ambulatory Care	41	39
Total	$229	$206

	Three Months Ended March 31, 2026
	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,048	$1,320	$5,368
Equity in earnings of unconsolidated affiliates	—	51	51

Less:
Salaries, wages and benefits	1,844	330	2,174
Supplies	604	357	961
Other operating expenses, net	922	200	1,122
Adjusted EBITDA	$678	$484	1,162

Reconciliation of Adjusted EBITDA:
Revenue from contract termination			413
Depreciation and amortization			(229)
Impairment and restructuring charges, and acquisition-related costs			(24)
Litigation and investigation costs			(27)
Interest expense			(205)
Other non-operating income, net			41
Net gains on sales, consolidation and deconsolidation of facilities			1
Income before income taxes			$1,132

	Three Months Ended March 31, 2025
	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,029	$1,194	$5,223
Equity in earnings of unconsolidated affiliates	2	54	56

Less:
Salaries, wages and benefits	1,824	295	2,119
Supplies	589	318	907
Other operating expenses, net	911	179	1,090
Adjusted EBITDA	$707	$456	1,163

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(206)
Impairment and restructuring charges, and acquisition-related costs			(19)
Litigation and investigation costs			(17)
Interest expense			(204)
Other non-operating income, net			26
Net gains on sales, consolidation and deconsolidation of facilities			22
Income before income taxes			$765

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
•Liquidity and Capital Resources
•Critical Accounting Estimates
Our business consists of our Hospital Operations and Services (“Hospital Operations”) segment and our Ambulatory Care segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At March 31, 2026, our subsidiaries operated 50 hospitals serving primarily urban and suburban communities in eight states. Our Hospital Operations segment also included 132 outpatient facilities, namely urgent care centers, imaging centers, off‑campus hospital emergency departments and micro‑hospitals, at March 31, 2026. In addition, our Hospital Operations segment provides revenue cycle management and value-based care services to hospitals and other healthcare facilities, health systems, physician practices, employers and other clients through Conifer Health Solutions, LLC (“Conifer”).
Our Ambulatory Care segment, through USPI Holding Company, Inc. (together with its subsidiaries, “USPI”), held ownership interests in 541 ambulatory surgery centers (each, an “ASC”), 407 of which are consolidated, and 26 surgical hospitals, eight of which are consolidated, in 37 states at March 31, 2026. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; pain management; otolaryngology (ear, nose and throat); ophthalmology; and urology.
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
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes facilities we operated for the entirety of the periods presented. For the three-month periods ended March 31, 2026 and 2025, information presented on a same‑hospital basis includes the results of our same 49 hospitals and those outpatient centers we operated throughout both periods, and excludes the results of: Florida Coast Medical Center, the acute care hospital we opened in Florida in September 2025; businesses classified as discontinued operations for accounting purposes during those periods; and other ancillary facilities acquired or divested during the reporting periods that have a limited financial or operational impact. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.
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
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
In the Management Overview section of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), we describe several key trends that continue to impact the healthcare industry, along with other factors affecting our business environment and operations, including the potential impact of changes in federal and state healthcare laws, regulations, funding policies and reimbursement practices, as well as the influence of geopolitical dynamics, trade tensions, tariffs and export control rules on pricing and availability within global supply chains. These challenges underscore the importance of operational discipline and adaptive cost management as we navigate the evolving healthcare landscape.
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

Recent advancements in technology and applications in healthcare have allowed us to accelerate the adoption of artificial intelligence (“AI”) and Generative AI-enabled tools in areas such as clinical care coordination, medical documentation, revenue cycle management and administrative services. When used responsibly, we believe AI has the potential to enhance our business processes and support efficient delivery of high‑quality care.
Improving Profitability—We continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe that emphasis on higher‑demand clinical service lines, focus on expanding our ambulatory care business, cultivation of our culture of service and utilizing contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to pursue new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care and reducing clinical contract variation.
Managing Our Capital Structure—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (the “Credit Agreement”), of which we had none at March 31, 2026. In addition, the maturity dates of our notes are staggered from 2027 through 2033. We believe that our capital structure helps to minimize the near‑term impact of increases in interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time.
In the three months ended March 31, 2026, we repurchased 1.346 million shares of our common stock pursuant to our share repurchase program. This program has no expiration date, it does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time. At March 31, 2026, there was $1.172 billion available under the program for future repurchases.
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
RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	50	49	1	(1)
Total admissions	120,899	120,090	0.7%
Adjusted admissions	215,353	213,039	1.1%
Paying admissions (excludes charity and uninsured)	115,610	115,285	0.3%
Charity and uninsured admissions	5,289	4,805	10.1%
Admissions through emergency department	92,179	91,387	0.9%
Emergency department visits, outpatient	458,352	474,619	(3.4)%
Total emergency department visits	550,531	566,006	(2.7)%
Total surgeries	66,019	66,255	(0.4)%
Patient days — total	599,452	605,786	(1.0)%
Adjusted patient days	1,024,706	1,036,716	(1.2)%
Average length of stay (days)	4.96	5.04	(1.6)%
Average licensed beds	12,499	12,435	0.5%
Utilization of licensed beds	53.3%	54.1%	(0.8)%	(1)
Total visits	1,351,868	1,405,921	(3.8)%
Paying visits (excludes charity and uninsured)	1,250,348	1,310,928	(4.6)%
Charity and uninsured visits	101,520	94,993	6.9%
Ambulatory Care:
Total consolidated facilities (at end of period)	415	387	28	(1)
Total consolidated cases	478,211	454,288	5.3%

(1)	The change is the difference between the 2026 and 2025 amounts or percentages presented.

Total admissions increased by 809, or 0.7%, total emergency department visits decreased by 15,475, or 2.7%, and total surgeries decreased by 236, or 0.4%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The 5.3% increase in our Ambulatory Care segment’s total consolidated cases in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily attributable to incremental case volume from newly acquired and developed ASCs and same-facility case volume growth, net of the impact of the closure and sale of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
Revenues	2026	2025
Hospital Operations	$4,048	$4,029	0.5%
Ambulatory Care	1,320	1,194	10.6%
Total	$5,368	$5,223	2.8%
Consolidated net operating revenues increased by $145 million, or 2.8%, in the three months ended March 31, 2026 compared to the same period in 2025. The increase of $19 million, or 0.5%, in our Hospital Operations segment’s net operating revenues for the three‑month period in 2026, as compared to the same period in 2025, was primarily attributable to higher patient volumes, partially offset by a less favorable payer mix during the 2026 period.
Net operating revenues in our Ambulatory Care segment increased by $126 million, or 10.6%, in the three months ended March 31, 2026 compared to the same period in 2025. This change was primarily driven by our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities. Higher net revenue per case during the 2026 period, driven by incremental revenue from negotiated commercial rate increases, higher patient acuity and the addition of new service lines, also contributed to this increase.
The following table presents information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Hospital Operations:
Salaries, wages and benefits	$1,844	$1,824	1.1%
Supplies	604	589	2.5%
Other operating expenses, net	922	911	1.2%
Total	$3,370	$3,324	1.4%
Ambulatory Care:
Salaries, wages and benefits	$330	$295	11.9%
Supplies	357	318	12.3%
Other operating expenses, net	200	179	11.7%
Total	$887	$792	12.0%
Total:
Salaries, wages and benefits	$2,174	$2,119	2.6%
Supplies	961	907	6.0%
Other operating expenses, net	1,122	1,090	2.9%
Total	$4,257	$4,116	3.4%
Rent/lease expense(1):
Hospital Operations	$54	$53	1.9%
Ambulatory Care	48	43	11.6%
Total	$102	$96	6.3%

(1)	Included in other operating expenses, net.

The following table presents information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Salaries, wages and benefits per adjusted admission	$8,565	$8,564	—%
Supplies per adjusted admission	2,808	2,763	1.6%
Other operating expenses, net per adjusted admission	4,280	4,278	—%
Total per adjusted admission	$15,653	$15,605	0.3%
Salaries, wages and benefits expense for our Hospital Operations segment increased by $20 million, or 1.1%, in the three months ended March 31, 2026 compared to the same period in 2025. This increase was primarily attributable to annual merit increases for certain of our employees and higher employee benefits costs, partially offset by lower incentive compensation expense, contract labor costs and premium pay as compared to the 2025 period. On a per adjusted admission basis, salaries, wages and benefits expense in our Hospital Operations segment during the three months ended March 31, 2026 was consistent with the three months ended March 31, 2025.
Supplies expense for our Hospital Operations segment increased by $15 million, or 2.5%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily due to higher patient volumes during the 2026 period, partially offset by our continued focus on cost‑efficiency measures. These measures include product standardization, contract management, improved utilization, bulk purchases, focused spending and operational improvements, among others. On a per adjusted admission basis, supplies expense increased by 1.6% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Other operating expenses for our Hospital Operations segment increased by $11 million, or 1.2%, in the three months ended March 31, 2026 compared to the same period in 2025. This increase was primarily attributable to an increase in medical fees, as well as higher professional and consulting costs, partially offset by a decrease in malpractice expense during the 2026 period. On a per adjusted admission basis, other operating expenses during the three months ended March 31, 2026 were consistent with the three months ended March 31, 2025.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.967 billion at March 31, 2026 compared to $2.883 billion at December 31, 2025. Significant cash flow items in the three months ended March 31, 2026 included:
•Net cash provided by operating activities before payments for interest, taxes, restructuring charges, acquisition‑related costs, and litigation costs and settlements of $1.730 billion;
•$180 million of capital expenditures;
•Purchases of businesses or joint venture interests, net of cash acquired, of $121 million;
•$318 million of payments to purchase approximately 1.346 million shares of our common stock;
•Distributions paid to noncontrolling interests totaling $197 million; and
•$549 million in purchases of noncontrolling interests.
Net cash provided by operating activities was $1.641 billion in the three months ended March 31, 2026 compared to $815 million in the three months ended March 31, 2025. Key factors contributing to the change between the 2026 and 2025 periods included the following:
•Contract termination payments received of $540 million in the 2026 period;
•Interest payments that were $75 million lower in the 2026 period; and
•The timing of working capital items.
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
Readers should keep in mind the risk factors and other cautionary statements in our Annual Report and in this report and not place undue reliance on forward-looking statements. Should one or more of the risks and uncertainties described in these reports occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statement. We specifically disclaim any obligation to revise or update any information contained in a forward‑looking statement or any forward‑looking statement in its entirety except as required by law.
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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Three Months Ended March 31,		Increase (Decrease)(1)
	2026	2025
Medicare	16.3%	15.7%	0.6%
Medicaid	10.2%	10.9%	(0.7)%
Managed care(2)	68.9%	69.0%	(0.1)%
Uninsured	0.3%	1.0%	(0.7)%
Indemnity and other	4.3%	3.4%	0.9%

(1)	The change is the difference between the 2026 and 2025 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Three Months Ended March 31,		Increase (Decrease)(1)
Admissions from:	2026	2025
Medicare	19.4%	19.5%	(0.1)%
Medicaid	3.7%	3.7%	—%
Managed care(2)	68.5%	69.2%	(0.7)%
Charity and uninsured	4.4%	4.0%	0.4%
Indemnity and other	4.0%	3.6%	0.4%

(1)	The change is the difference between the 2026 and 2025 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
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
Recent and Potential Future Changes to Healthcare Policy
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. The expansion of Medicaid in 40 states (including four of the eight states in which we operate acute care and specialty hospitals) and the District of Columbia is currently financed through:
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
Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and provided enhanced premium tax credits to eligible individuals purchasing Affordable Care Act coverage through state and federal health insurance marketplaces – all of which led to higher enrollment numbers, particularly in states that have not expanded Medicaid. Certain of these provisions expired at the end of 2025, resulting in significant increases in health insurance premiums and decreases in enrollment and insurance coverage. These changes have contributed to a rise in the number of uninsured and shifts of individuals from commercial coverage to government program coverage or other more limited coverage alternatives. As a result, we expect an adverse impact on our patient volumes, payer mix and revenues. We continue to monitor the extent to which decreases in insurance coverage will adversely affect these metrics and our overall results of operations.
The impact of The One Big Beautiful Bill Act (“OBBBA”), which was enacted in July 2025, is expected to be far‑reaching, with significant implications for states, their healthcare programs and consumers. Key provisions, the most consequential of which are set to take effect beginning in 2027, include new Medicaid work requirements, caps on state‑directed payments, limits on provider taxes, stricter eligibility checks, financial incentives for accurate state administration and reforms to federal subsidies.
Once the OBBBA is implemented, the Congressional Budget Office anticipates that millions of individuals will lose health insurance by 2034. With respect to Medicaid, these coverage losses may primarily be attributable to policy changes, including the work requirements, more frequent eligibility reviews and limits on eligibility. With respect to individuals who purchase Affordable Care Act coverage through state and federal marketplaces, these losses may primarily be attributable to changes in pre-verification requirements and limits to tax credit eligibility. States are awaiting additional guidance from federal agencies on several provisions and are likely to have variation in the details of how they will implement the provisions of the law.
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
We also cannot predict whether or how Congress may further modify provisions of or relating to the Affordable Care Act, the OBBBA or other laws affecting the healthcare industry generally, nor can we predict how government agencies or the current administration might further influence, promulgate or implement rules, regulations or executive orders that affect the healthcare industry directly or indirectly.
To the extent the rates paid by governmental payers are materially reduced, the scope of services covered by governmental payers is significantly limited, eligibility or enrollment is further restricted, there are changes to align payment rates for certain procedures across various care settings in a site neutral manner, or we or one or more of our hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there may be a material adverse effect on our business, financial condition, results of operations or cash flows. Future federal and state healthcare funding policy changes, along with other initiatives and requirements, may, among other things, adversely affect our patient volumes, case mix and revenue mix, increase our operating costs, materially reduce the reimbursement we receive for our services, diminish our competitive position or require us to expend resources to modify certain aspects of our operations.
Medicare
Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee‑for‑service (“FFS”) payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private FFS Medicare special needs plans and Medicare medical savings account plans. Our total net patient service revenues from operation of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $565 million and $548 million for the three months ended March 31, 2026 and 2025, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Updates” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. In addition to traditional Medicaid programs, we also receive DSH and other supplemental revenues under various state Medicaid programs. All Medicaid patient service revenue is presented net of provider taxes or assessments paid by our hospitals. During the three months ended March 31, 2026 and 2025, revenue from Medicaid programs included $304 million and $326 million, respectively, of revenue attributable to DSH and other supplemental programs. Revenues from Medicaid programs constituted approximately 10% and 11% of the total net patient service revenues of our hospitals and related outpatient facilities for the three-month periods ended March 31, 2026 and 2025, respectively.
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
Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the FFY. In April 2026, CMS issued proposed changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2027 Rates (“Proposed IPPS Rule”). According to CMS, the combined impact of the proposed payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 1.0% increase in Medicare operating payments for proprietary hospitals in FFY 2027.

MANAGED CARE
As described in detail in our Annual Report, in addition to payments from government programs, we receive revenue under contracts with commercial insurers, including both managed care arrangements with various HMOs and PPOs and indemnity‑based agreements. These contracts offer varying structures for patient access, utilization and reimbursement. Our top 10 managed care payers generated 67% of our managed care net patient service revenues for the three months ended March 31, 2026. During the same period, national payers generated 47% of our managed care net patient service revenues; the remainder came from regional or local payers.
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended March 31, 2026 and 2025 was $2.394 billion and $2.400 billion, respectively. All Medicaid managed care patient service revenue is presented net of provider taxes or assessments paid by our hospitals.
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

	Three Months Ended March 31,
	2026	2025
Estimated costs for:
Uninsured patients	$108	$114
Charity care patients	34	17
Total	$142	$131

RESULTS OF OPERATIONS
The following table presents our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended March 31,
	2026	2025
Net operating revenues:
Hospital Operations	$4,048	$4,029
Ambulatory Care	1,320	1,194
Net operating revenues	5,368	5,223
Revenue from contract termination	413	—
Equity in earnings of unconsolidated affiliates	51	56
Operating expenses:
Salaries, wages and benefits	2,174	2,119
Supplies	961	907
Other operating expenses, net	1,122	1,090
Depreciation and amortization	229	206
Impairment and restructuring charges, and acquisition-related costs	24	19
Litigation and investigation costs	27	17
Net gains on sales, consolidation and deconsolidation of facilities	(1)	(22)
Operating income	$1,296	$943

Net operating revenues	100.0%	100.0%
Revenue from contract termination	7.7%	—%
Equity in earnings of unconsolidated affiliates	1.0%	1.1%
Operating expenses:
Salaries, wages and benefits	40.5%	40.6%
Supplies	17.9%	17.4%
Other operating expenses, net	20.9%	20.9%
Depreciation and amortization	4.3%	3.9%
Impairment and restructuring charges, and acquisition-related costs	0.5%	0.3%
Litigation and investigation costs	0.5%	0.3%
Net gains on sales, consolidation and deconsolidation of facilities	—%	(0.4)%
Operating income	24.1%	18.1%
During the three months ended March 31, 2026, we recognized $413 million of revenue related to the termination of the revenue cycle management agreement between Catholic Health Initiatives, now known as CommonSpirit Health, and Conifer. See Note 1 to the accompanying Condensed Consolidated Financial Statements for additional information regarding this transaction.

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Three Months Ended March 31, 2026
	Hospital Operations	Ambulatory Care
Net operating revenues	$4,048	$1,320
Revenue from contract termination	413	—
Equity in earnings of unconsolidated affiliates	—	51
Operating expenses:
Salaries, wages and benefits	1,844	330
Supplies	604	357
Other operating expenses, net	922	200
Depreciation and amortization	188	41
Impairment and restructuring charges, and acquisition-related costs	12	12
Litigation and investigation costs	14	13
Net gains on sales, consolidation and deconsolidation of facilities	—	(1)
Operating income	$877	$419

Net operating revenues	100.0%	100.0%
Revenue from contract termination	10.2%	—%
Equity in earnings of unconsolidated affiliates	—%	3.9%
Operating expenses:
Salaries, wages and benefits	45.6%	25.0%
Supplies	14.9%	27.1%
Other operating expenses, net	22.8%	15.2%
Depreciation and amortization	4.6%	3.1%
Impairment and restructuring charges, and acquisition-related costs	0.3%	0.9%
Litigation and investigation costs	0.3%	1.0%
Net gains on sales, consolidation and deconsolidation of facilities	—%	(0.1)%
Operating income	21.7%	31.7%

	Three Months Ended March 31, 2025
	Hospital Operations	Ambulatory Care
Net operating revenues	$4,029	$1,194
Equity in earnings of unconsolidated affiliates	2	54
Operating expenses:
Salaries, wages and benefits	1,824	295
Supplies	589	318
Other operating expenses, net	911	179
Depreciation and amortization	167	39
Impairment and restructuring charges, and acquisition-related costs	9	10
Litigation and investigation costs	17	—
Net gains on sales, consolidation and deconsolidation of facilities	(10)	(12)
Operating income	$524	$419

Net operating revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	—%	4.5%
Operating expenses:
Salaries, wages and benefits	45.3%	24.7%
Supplies	14.6%	26.6%
Other operating expenses, net	22.6%	15.0%
Depreciation and amortization	4.1%	3.3%
Impairment and restructuring charges, and acquisition-related costs	0.2%	0.8%
Litigation and investigation costs	0.4%	—%
Net gains on sales, consolidation and deconsolidation of facilities	(0.2)%	(1.0)%
Operating income	13.0%	35.1%

RESULTS OF OPERATIONS BY SEGMENT
Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2026	2025
Number of hospitals	49	49	—	(1)
Total admissions	120,375	120,090	0.2%
Adjusted admissions	214,225	213,039	0.6%
Paying admissions (excludes charity and uninsured)	115,109	115,289	(0.2)%
Charity and uninsured admissions	5,266	4,801	9.7%
Admissions through emergency department	91,713	91,386	0.4%
Paying admissions as a percentage of total admissions	95.6%	96.0%	(0.4)%	(1)
Charity and uninsured admissions as a percentage of total admissions	4.4%	4.0%	0.4%	(1)
Emergency department admissions as a percentage of total admissions	76.2%	76.1%	0.1%	(1)
Surgeries — inpatient	29,092	29,533	(1.5)%
Surgeries — outpatient	36,590	36,722	(0.4)%
Total surgeries	65,682	66,255	(0.9)%
Patient days — total	597,974	605,785	(1.3)%
Adjusted patient days	1,021,525	1,036,716	(1.5)%
Average length of stay (days)	4.97	5.04	(1.4)%
Licensed beds (at end of period)	12,445	12,435	0.1%
Average licensed beds	12,445	12,435	0.1%
Utilization of licensed beds	53.4%	54.1%	(0.7)%	(1)

(1)	The change is the difference between the 2026 and 2025 amounts or percentages presented.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Outpatient Visits	2026	2025
Total visits	1,349,093	1,400,822	(3.7)%
Paying visits (excludes charity and uninsured)	1,247,782	1,306,179	(4.5)%
Charity and uninsured visits	101,311	94,643	7.0%
Emergency department visits	456,100	474,620	(3.9)%
Surgery visits	36,590	36,722	(0.4)%
Paying visits as a percentage of total visits	92.5%	93.2%	(0.7)%	(1)
Charity and uninsured visits as a percentage of total visits	7.5%	6.8%	0.7%	(1)

(1)	The change is the difference between the 2026 and 2025 percentages presented.

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Revenues	2026	2025
Total segment net operating revenues	$4,030	$4,024	0.1%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,458	$3,491	(0.9)%
Net patient service revenue per adjusted admission	$16,142	$16,387	(1.5)%
Net patient service revenue per adjusted patient day	$3,385	$3,367	0.5%

	Same-Hospital
	Three Months Ended March 31,		Increase (Decrease)
Selected Operating Expenses	2026	2025
Salaries, wages and benefits	$1,837	$1,826	0.6%
Supplies	603	589	2.4%
Other operating expenses, net	912	888	2.7%
	$3,352	$3,303	1.5%

	Same-Hospital
Selected Operating Expenses as a Percentage of Net Operating Revenues	Three Months Ended March 31,		Increase (Decrease)(1)
	2026	2025
Salaries, wages and benefits	45.6%	45.4%	0.2%
Supplies	15.0%	14.6%	0.4%
Other operating expenses, net	22.6%	22.1%	0.5%

(1)	The change is the difference between the 2026 and 2025 percentages presented.
Revenues
Same‑hospital net operating revenues increased by $6 million, or 0.1%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily attributable to higher patient volumes, partially offset by a less favorable payer mix during the 2026 period.
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $11 million, or 0.6%, in the three months ended March 31, 2026 compared to the same period in 2025. This change was primarily attributable to higher employee benefits costs and annual merit increases for certain of our employees. These factors were partially offset by lower incentive compensation expense, contract labor costs and premium pay during the 2026 period. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues increased by 20 basis points to 45.6% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Supplies
Same‑hospital supplies expense increased by $14 million, or 2.4%, in the three months ended March 31, 2026 compared to the same period in 2025. This increase was driven by higher patient volumes during the 2026 period, partially offset by our cost‑efficiency measures. Same‑hospital supplies expense as a percentage of net operating revenues increased from 14.6% for the three months ended March 31, 2025 to 15.0% for the three months ended March 31, 2026.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $24 million, or 2.7%, in the three months ended March 31, 2026 compared to the same period in 2025. This increase was primarily attributable to an increase in medical fees, as well as higher professional and consulting costs, partially offset by a decrease in malpractice expense during the 2026 period. Same‑hospital other operating expenses as a percentage of net operating revenues increased by 50 basis points to 22.6% for the three months ended March 31, 2026 compared to 22.1% for the three months ended March 31, 2025.
Ambulatory Care Segment
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Net operating revenues	$1,320	$1,194	10.6%
Equity in earnings of unconsolidated affiliates	$51	$54	(5.6)%
Salaries, wages and benefits	$330	$295	11.9%
Supplies	$357	$318	12.3%
Other operating expenses, net	$200	$179	11.7%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $126 million, or 10.6%, during the three months ended March 31, 2026 compared to the same period in 2025. The change was driven by (1) a $77 million increase from 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $49 million increase in same‑facility net operating revenues, which was primarily attributable to incremental revenue from negotiated commercial rate increases, higher patient acuity and the addition of new service lines.

Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $35 million, or 11.9%, during the three months ended March 31, 2026 compared to the same period in 2025. This change was driven by (1) an $18 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) an increase of $17 million in same‑facility salaries, wages and benefits expense. As a percentage of net operating revenues, salaries, wages and benefits expense increased to 25.0% for the three months ended March 31, 2026 from 24.7% for the same period in 2025.
Supplies
Supplies expense increased by $39 million, or 12.3%, during the three months ended March 31, 2026 compared to the same period in 2025. The change was driven by (1) a $27 million increase related to our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $12 million increase in same‑facility supplies expense, due primarily to higher patient acuity and the addition of new service lines. Supplies expense as a percentage of net operating revenues increased to 27.1% for the three months ended March 31, 2026 from 26.6% for the same period in 2025.
Other Operating Expenses, Net
Other operating expenses increased by $21 million, or 11.7%, during the three months ended March 31, 2026 compared to the same period in 2025. The change was driven by (1) a $15 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $6 million increase in same‑facility other operating expenses. Other operating expenses as a percentage of net operating revenues increased to 15.2% for the three months ended March 31, 2026 from 15.0% for the same period in 2025.
Facility Growth
The following table presents the year-over-year changes in our revenue and cases on a same‑facility systemwide basis:

Three Months Ended March 31, 2026
Net revenues	5.3%
Cases	(0.3)%
Net revenue per case	5.6%
Facility Acquisitions and Investment
The table below presents the aggregate cash activity related to our acquisition of various ownership interests in ambulatory care facilities:

	Three Months Ended March 31,
	2026	2025
Purchases of controlling interests	$120	$17
Acquisition-related cash adjustments	1	10
Equity investment in unconsolidated affiliates and consolidated facilities that did not result in a change of control	4	9
	$125	$36
During the three months ended March 31, 2026, our Ambulatory Care segment paid an aggregate of $120 million to acquire controlling ownership interests in seven ASCs. In the same period, this segment also commenced operations at three de novo ASCs and ceased operations at two ASCs.
Consolidated
Gains and Losses on Sales, Consolidation and Deconsolidation of Facilities
We recorded net gains from the sale, consolidation and deconsolidation of facilities totaling $1 million during the three months ended March 31, 2026. We recorded gains from the sale, consolidation and deconsolidation of facilities totaling $22 million during the three months ended March 31, 2025, primarily comprised of gains related to post-closing adjustments from the 2024 divestiture of five hospitals and certain related operations located in Alabama and the consolidation of certain Ambulatory Care segment facilities.

Income Tax Expense
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below.

	Three Months Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent
Tax expense at statutory federal rate	$238	21.0%	$161	21.0%
Domestic federal tax:
Nontaxable or nondeductible items:
Tax benefit attributable to noncontrolling interests	(43)	(3.8)%	(44)	(5.7)%
Other	6	0.6%	1	0.1%
Stock-based compensation tax benefit	(14)	(1.2)%	(4)	(0.5)%
State and local income taxes, net of federal income tax effect	41	3.6%	31	4.1%
Changes in valuation allowances	(3)	(0.3)%	(2)	(0.3)%
Changes in prior year unrecognized tax benefits	1	0.1%	—	—%
Income tax expense	$226	20.0%	$143	18.7%
Income before income taxes for the three months ended March 31, 2026 and 2025 was $1.132 billion and $765 million, respectively. The change in our valuation allowance during the three months ended March 31, 2026 was related to state interest expense limitations and changes in the realizability of deferred tax assets. The decrease in our valuation allowance during the three months ended March 31, 2025 was related to interest expense limitations and changes in the realizability of deferred tax assets.
Net Income Available to Noncontrolling Interests
The table below presents net income available to noncontrolling interests by segment for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Hospital Operations	$11	$39
Ambulatory Care	193	177
Total net income available to noncontrolling interests	$204	$216
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
Long-Term Debt
Interest payments, net of capitalized interest, were $24 million and $99 million in the three months ended March 31, 2026 and 2025, respectively.
Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations); surgical hospital expansion focused on higher‑acuity services; equipment and information systems additions and replacements; introduction of new medical technologies (including robotics); design and construction of new facilities; and various other capital improvements. Capital expenditures were $180 million and $173 million in the three months ended March 31, 2026 and 2025, respectively. We anticipate that our capital expenditures for the year ending December 31, 2026 will total approximately $700 million to $800 million, including $111 million that was accrued as a liability at December 31, 2025.

SOURCES AND USES OF CASH
Our liquidity for the three months ended March 31, 2026 was primarily derived from net cash provided by operating activities and cash on hand. Our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $1.641 billion in the three months ended March 31, 2026 compared to $815 million in the three months ended March 31, 2025. Key factors contributing to the change between the 2026 and 2025 periods included the following:
•Contract termination payments received of $540 million in the 2026 period;
•Interest payments that were $75 million lower in the 2026 period; and
•The timing of working capital items.
Net cash used in investing activities was $317 million during the three months ended March 31, 2026 compared to $187 million during the three months ended March 31, 2025. The primary factor contributing to the change between the 2026 and 2025 periods was a $94 million increase in payments for purchases of businesses or joint venture interests in the 2026 period.
Net cash used in financing activities was $1.240 billion and $648 million during the three months ended March 31, 2026 and 2025, respectively. The primary factor contributing to the change between the 2026 and 2025 periods was Conifer’s redemption of CHI’s minority equity interest effective January 1, 2026, which transaction was the primary driver of payments totaling $549 million for purchases of noncontrolling interests in the 2026 period, an increase of $508 million over the 2025 period.
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At March 31, 2026, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. At March 31, 2026, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible accounts receivable, eligible inventory and Medicaid supplemental payments, $1.900 billion was available for borrowing under the Credit Agreement at March 31, 2026. We were in compliance with all covenants and conditions in our Credit Agreement at March 31, 2026.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At March 31, 2026, we were in compliance with all covenants and conditions in the LC Facility, and we had $104 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At March 31, 2026, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from November 2027 through November 2033.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at March 31, 2026. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$61	$1,634	$2,412	$1,445	$3,473	$4,273	$13,298	$13,158
Average effective interest rates	8.0%	5.4%	5.8%	4.4%	5.4%	6.4%	5.7%
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

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2026 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase transactions completed during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through January 31, 2026	—	$—	—	$1,490
February 1 through February 28, 2026	—	$—	—	$1,490
March 1 through March 31, 2026	1,346	$236.30	1,346	$1,172

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
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended March 31, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of the SEC’s Regulation S-K.

ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed (or, in the case of Exhibit 32, furnished) with this report:

(10)	Material Contracts

(a)
Retirement Transition Agreement and General Release by and among the Registrant and Paola Arbour, dated April 9, 2026 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 10, 2026)*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 30, 2026	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)