Form 10-Q
period 2026-06-30
TENET HEALTHCARE CORP
filed 2026-07-29
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026

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

As of July 24, 2026, there were 80,519 shares (in thousands) of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,170	$2,883
Accounts receivable	2,608	2,565
Inventories of supplies, at cost	338	348
Assets held for sale	62	62
Other current assets	2,649	1,991
Total current assets	7,827	7,849
Investments and other assets	3,802	2,883
Deferred income taxes	71	84
Property and equipment, at cost, less accumulated depreciation and amortization ($6,924 at June 30, 2026 and $6,680 at December 31, 2025)	6,258	6,315
Goodwill	11,437	11,198
Other intangible assets, at cost, less accumulated amortization ($1,437 at June 30, 2026 and $1,328 at December 31, 2025)	1,281	1,348
Total assets	$30,676	$29,677
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$160	$79
Accounts payable	1,371	1,360
Accrued compensation and benefits	864	858
Professional and general liability reserves	292	276
Accrued interest payable	113	81
Income tax payable	69	—
Other current liabilities	2,698	1,809
Total current liabilities	5,567	4,463
Long-term debt, net of current portion	13,088	13,092
Professional and general liability reserves	978	951
Defined benefit plan obligations	241	245
Deferred income taxes	325	240
Other long-term liabilities	1,777	1,713
Total liabilities	21,976	20,704
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,143	2,956
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 159,187 shares issued at June 30, 2026 and 158,612 shares issued at December 31, 2025	8	8
Additional paid-in capital	5,192	4,914
Accumulated other comprehensive loss	(177)	(181)
Retained earnings	5,943	4,415
Common stock in treasury, at cost, 78,680 shares at June 30, 2026 and 71,660 shares at December 31, 2025	(6,308)	(4,936)
Total shareholders’ equity	4,658	4,220
Noncontrolling interests	1,899	1,797
Total equity	6,557	6,017
Total liabilities and equity	$30,676	$29,677
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net operating revenues	$5,628	$5,271	$10,996	$10,494
Revenue from contract termination	413	—	826	—
Equity in earnings of unconsolidated affiliates	65	61	116	117
Operating expenses:
Salaries, wages and benefits	2,231	2,160	4,405	4,279
Supplies	984	932	1,945	1,839
Other operating expenses, net	1,174	1,119	2,296	2,209
Depreciation and amortization	215	208	444	414
Impairment and restructuring charges, and acquisition-related costs	31	24	55	43
Litigation and investigation costs	3	28	30	45
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(33)	38	(34)	16
Operating income	1,501	823	2,797	1,766
Interest expense	(204)	(206)	(409)	(410)
Other non-operating income, net	43	25	84	51
Income before income taxes	1,340	642	2,472	1,407
Income tax expense	(295)	(120)	(521)	(263)
Net income	1,045	522	1,951	1,144
Less: Net income available to noncontrolling interests	219	234	423	450
Net income available to Tenet Healthcare Corporation common shareholders	$826	$288	$1,528	$694

Earnings available to Tenet Healthcare Corporation common shareholders:
Basic earnings per share	$9.89	$3.16	$17.94	$7.49
Diluted earnings per share	$9.84	$3.14	$17.81	$7.43

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	83,524	91,135	85,162	92,688
Diluted	83,964	91,791	85,780	93,408

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,045	$522	$1,951	$1,144
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	2	4	4
Unrealized gain (loss) on debt securities held as available-for-sale	—	1	(1)	1
Foreign currency translation adjustments and other	—	(1)	1	(1)
Other comprehensive income before income taxes	2	2	4	4
Income tax expense related to items of other comprehensive income	—	(1)	—	(1)
Total other comprehensive income, net of tax	2	1	4	3
Comprehensive net income	1,047	523	1,955	1,147
Less: Comprehensive income available to noncontrolling interests	219	234	423	450
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$828	$289	$1,532	$697

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Net income	$1,951	$1,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444	414
Deferred income tax expense	97	11
Stock-based compensation expense	69	41
Impairment and restructuring charges, and acquisition-related costs	55	43
Litigation and investigation costs	30	45
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(34)	16
Equity in earnings of unconsolidated affiliates, net of distributions received	(11)	(8)
Amortization of debt discount and debt issuance costs	11	12
Other items, net	(10)	(1)
Changes in cash from operating assets and liabilities:
Accounts receivable	(33)	40
Inventories and other current assets	249	9
Income taxes	94	10
Accounts payable, accrued expenses and other current liabilities	(638)	24
Other long-term liabilities	36	32
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(84)	(81)
Net cash provided by operating activities	2,226	1,751
Cash flows from investing activities:
Purchases of property and equipment	(348)	(366)
Purchases of businesses or joint venture interests, net of cash acquired	(130)	(147)
Proceeds from sales of facilities and other assets	6	14
Proceeds from sales of marketable securities and long-term investments	51	37
Purchases of marketable securities and long-term investments	(77)	(38)
Other items, net	(22)	(1)
Net cash used in investing activities	(520)	(501)
Cash flows from financing activities:
Repayments of borrowings	(59)	(62)
Proceeds from borrowings	28	15
Repurchases of common stock	(1,360)	(1,095)
Distributions paid to noncontrolling interests	(398)	(374)
Proceeds from the sale of noncontrolling interests	15	18
Purchases of noncontrolling interests	(558)	(79)
Repayments of advances from managed care payers	—	(12)
Taxes paid related to net share settlement, net of proceeds from shares issued under stock-based compensation plans	(83)	(33)
Other items, net	(4)	(22)
Net cash used in financing activities	(2,419)	(1,644)
Net decrease in cash and cash equivalents	(713)	(394)
Cash and cash equivalents at beginning of period	2,883	3,019
Cash and cash equivalents at end of period	$2,170	$2,625

Supplemental disclosures:
Interest paid, net of capitalized interest	$(365)	$(399)
Income tax payments, net	$(330)	$(242)
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our expansive, nationwide care delivery network consists of our Hospital Operations and Services (“Hospital Operations”) and Ambulatory Care segments. As of June 30, 2026, our Hospital Operations segment was comprised of 50 acute care and specialty hospitals, a network of employed physicians and 135 outpatient facilities, including urgent care centers, imaging centers, off-campus hospital emergency departments and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (together with its subsidiaries, “USPI”), which held ownership interests in 538 ambulatory surgery centers and 26 surgical hospitals at June 30, 2026. USPI held noncontrolling interests in 151 of these facilities, which are recorded using the equity method of accounting. In addition, we operate a Global Business Center (“GBC”) in the Philippines.
Our Hospital Operations segment also provides revenue cycle management and value-based care services to hospitals and other healthcare facilities, health systems, physician practices, employers and other clients through Conifer Health Solutions, LLC (“Conifer”), which was a wholly owned subsidiary at June 30, 2026. We owned 76.2% of Conifer at December 31, 2025, and the remaining 23.8% was held by Catholic Health Initiatives (“CHI”), now known as CommonSpirit Health. Prior to January 2026, Conifer provided services to certain CHI facilities under an amended and restated master services agreement (the “RCM Agreement”), which was scheduled to end on December 31, 2032. On January 27, 2026, we entered into certain agreements with CHI relating to Conifer (collectively, the “Omnibus Agreement”). Subject to the terms of the Omnibus Agreement, the parties agreed to, among other things: (1) conclude the RCM Agreement by December 31, 2026; (2) CHI’s payment to us of an aggregate amount equal to $1.900 billion in annual installments over the next three years; provided that, of such amount, $540 million was satisfied on January 27, 2026 by offsetting the $540 million due to CHI from Conifer as described in the next clause; and (3) the reduction of our redeemable noncontrolling interest balance, and an increase in our additional paid-in capital balance associated with the redemption by Conifer of CHI’s minority equity interest in Conifer, in exchange for a payment by Conifer of $540 million, which redemption was effective January 1, 2026.
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
We adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2025‑10, “Government Grants” (“ASU 2025-10”), effective as of January 1, 2026, using the modified prospective approach. We elected to apply the cost accumulation approach for grants related to assets. Under this method, we will initially measure the subject asset on the basis of the cost incurred to acquire or construct the asset, less the monetary grant received or expected to be received, when the grant meets recognition criteria. The adoption of ASU 2025-10 did not result in a change in our method of accounting for grants related to income, and we will continue to reflect the earnings impact of these grants in other income in our condensed consolidated statements of operations. The adoption of this standard did not have a material impact on our financial statements.
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

Operating results for the three and six-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; the impact of cybersecurity incidents on our operations; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; the potential emergence and effects of future pandemics, epidemics or outbreaks of infectious diseases on our operations, financial condition and liquidity; litigation and investigation costs; fluctuations in the costs associated with our defined contribution retirement plans; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock-based compensation grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others: changes in federal and state statutes, regulations and executive orders that affect the healthcare industry directly or indirectly, particularly those impacting government healthcare funding; changes in general economic conditions, including inflation, shortages and outages, whether due to geopolitical conflicts, trade tensions, export control rules, tariffs or other factors; the number of uninsured and underinsured individuals in local communities treated at our facilities; cybersecurity incidents, including those targeting our vendors, and other unanticipated information technology outages; disease hotspots and seasonal cycles of illness; weather‑related conditions and natural disasters; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as pricing for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year‑to‑year comparisons as well.
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.170 billion and $2.883 billion at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, our book overdrafts were $136 million and $161 million, respectively, which were classified as accounts payable. Also at June 30, 2026 and December 31, 2025, $86 million and $108 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
At June 30, 2026 and December 31, 2025, we had $59 million and $111 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $50 million and $102 million, respectively, were included in accounts payable.
During the six months ended June 30, 2026 and 2025, we recorded right‑of‑use assets related to non‑cancellable finance leases of $66 million and $25 million, respectively, and related to non‑cancellable operating leases of $155 million and $212 million, respectively.

Goodwill
The following table presents information on changes in the carrying amount of goodwill for each of our segments:

	Six Months Ended June 30,
	2026	2025
Hospital Operations:
Goodwill at beginning of period, net of accumulated impairment losses	$2,697	$2,697
Goodwill acquired during the period, net of purchase price allocation adjustments	—	—
Goodwill at end of period, net of accumulated impairment losses	2,697	2,697

Ambulatory Care:
Goodwill at beginning of period	8,501	7,994
Goodwill acquired during the period, net of purchase price allocation adjustments	242	244
Goodwill related to assets held for sale and disposed or deconsolidated facilities	(3)	—
Goodwill at end of period	8,740	8,238
Total goodwill, net of accumulated impairment losses	$11,437	$10,935
Other Intangible Assets
The following table presents information regarding the other intangible assets included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At June 30, 2026:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,554	$(1,227)	$327
Contracts	241	(192)	49
Other	24	(18)	6
Other intangible assets with finite lives	1,819	(1,437)	382

Other intangible assets with indefinite useful lives:
Trade names	121	—	121
Contracts	770	—	770
Other	8	—	8
Other intangible assets with indefinite lives	899	—	899
Total other intangible assets, net	$2,718	$(1,437)	$1,281

At December 31, 2025:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,511	$(1,166)	$345
Contracts	241	(148)	93
Other	42	(14)	28
Other intangible assets with finite lives	1,794	(1,328)	466

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	773	—	773
Other	4	—	4
Other intangible assets with indefinite lives	882	—	882
Total other intangible assets, net	$2,676	$(1,328)	$1,348

The table below presents our estimated future amortization of intangible assets with finite useful lives at June 30, 2026:

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2026	2027	2028	2029	2030
Amortization of intangible assets	$382	$109	$95	$70	$46	$28	$34
We recognized amortization expense of $80 million and $79 million in the accompanying Condensed Consolidated Statements of Operations during the six months ended June 30, 2026 and 2025, respectively.
Other Current Assets
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets are presented below:

	June 30, 2026	December 31, 2025
Prepaid expenses	$338	$423
Contract assets	199	188
California provider fee program receivables	519	493
Receivables from other government programs	579	385
Guarantees	159	138
Non-patient receivables	300	224
Current portion of note receivable	414	—
Other	141	140
Total other current assets	$2,649	$1,991
Under the terms of the Omnibus Agreement, in January 2026, CHI executed and delivered a $1.360 billion non‑interest‑bearing promissory note in connection with the early conclusion of the RCM Agreement between Conifer and CHI (the “CHI Note Receivable”). The CHI Note Receivable requires three annual payments of approximately $453 million, with the first two payments due in January 2027 and January 2028 and the final payment, together with any unpaid principal, due in January 2029. Of the CHI Note Receivable’s carrying amount, which is recorded at present value, $414 million was included in other current assets and $828 million was included in investments and other assets in the accompanying Condensed Consolidated Balance Sheet at June 30, 2026.
Investments in Unconsolidated Affiliates
As of June 30, 2026, we controlled 413 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (151 of 564 at June 30, 2026), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations. Summarized financial information for equity method investees is presented in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net operating revenues	$949	$917	$1,831	$1,776
Net income	$249	$230	$462	$445
Net income available to the investees	$138	$124	$260	$249

NOTE 2. ACCOUNTS RECEIVABLE AND CONTRACT BALANCES
Accounts Receivable
The principal components of accounts receivable are presented in the table below:

	June 30, 2026	December 31, 2025
Patient accounts receivable	$2,478	$2,418
Estimated future recoveries	129	148
Cost reports and settlements receivable (payable), net of valuation allowances	1	(1)
Accounts receivable, net	$2,608	$2,565
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

	Current Receivables	Contract Assets – Unbilled Revenue	Long-Term Receivables	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2025	$26	$188	$—	$88	$13
June 30, 2026	490	199	828	963	6
Increase (decrease)	$464	$11	$828	$875	$(7)

December 31, 2024	$28	$190	$—	$80	$13
June 30, 2025	32	191	—	112	13
Increase	$4	$1	$—	$32	$—
The differences between the balances of our contract assets and liabilities at June 30, 2026 and December 31, 2025 were primarily attributable to the effect of the provisions in the Omnibus Agreement. Our contract balances during this period were also impacted by patients who were receiving inpatient acute care and specialty hospital services as of December 31, 2025, but who were discharged during the six months ended June 30, 2026. The differences between the balances of our contract assets and liabilities at June 30, 2025 and December 31, 2024 primarily related to patients who were receiving inpatient acute care and specialty hospital services as of December 31, 2024, but who were discharged during the six months ended June 30, 2025.
During the six months ended June 30, 2026 and 2025, we recognized revenue totaling $71 million and $54 million, respectively, from our revenue cycle management services that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those contract clients who were billed in advance, changes in estimates related to metric‑based services and up‑front integration services that are recognized over the service period.
Contract Costs—We recognized amortization expense related to deferred contract setup costs of $6 million and $3 million during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, unamortized client contract setup costs were $7 million and $13 million, respectively, and were presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.
Uninsured and Charity Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Estimated costs for:
Uninsured patients	$132	$104	$240	$218
Charity care patients	35	42	69	59
Total estimated costs for uninsured and charity care patients	$167	$146	$309	$277

NOTE 3. DISPOSITION OF ASSETS AND LIABILITIES
At both June 30, 2026 and December 31, 2025, our assets classified as held for sale consisted of a building we own in West Palm Beach, Florida. The carrying value of the assets related to this building was $62 million at June 30, 2026 and December 31, 2025.
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
During the six months ended June 30, 2026, we recorded impairment and restructuring charges and acquisition‑related costs of $55 million, consisting of $30 million of restructuring charges, $17 million of impairment charges and $8 million of acquisition‑related transaction costs. Restructuring charges during this period included $15 million of employee severance costs, $6 million related to the transition of various administrative functions to our GBC, $5 million of contract and lease termination fees, and $4 million of other restructuring costs. Impairment charges recognized during the six months ended June 30, 2026 primarily related to the write-down of assets associated with Ambulatory Care segment facilities closed during the period.
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
NOTE 5. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Senior unsecured notes:
6.125% due 2028	$1,750	$1,750
6.875% due 2031	362	362
6.000% due 2033	750	750
Senior secured first lien notes:
5.125% due 2027	1,500	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	1,350
5.500% due 2032	1,500	1,500
Finance leases, mortgages and other notes	671	603
Unamortized issue costs and note discounts	(85)	(94)
Total long-term debt	13,248	13,171
Less: Current portion	160	79
Long-term debt, net of current portion	$13,088	$13,092
At June 30, 2026, we had senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. Payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from November 2027 through November 2033.

We have a senior secured revolving credit facility (the “Credit Agreement”) that provides for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. Our borrowing availability, which is calculated by reference to a borrowing base that is determined by specified percentages of eligible accounts receivable, eligible inventory and Medicaid supplemental payments, was $1.900 billion at June 30, 2026. On that date, we had no cash borrowings and less than $1 million of standby letters of credit outstanding under the Credit Agreement.
In addition, we have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At June 30, 2026, we had $105 million of standby letters of credit outstanding under the LC Facility.
NOTE 6. GUARANTEES
At June 30, 2026, the maximum potential amount of future payments under our revenue guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $184 million. We had a total liability of $159 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2026.
We have also issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $48 million at June 30, 2026.
NOTE 7. EMPLOYEE BENEFIT PLANS
The accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025 include $69 million and $41 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.
Stock Options
As of June 30, 2026, there were 144,681 stock options outstanding under our stock-based compensation plans, which had a weighted average exercise price per share of $24.16. There was no activity related to our stock options during either of the six-month periods ended June 30, 2026 or 2025. All outstanding options were vested and exercisable at June 30, 2026, and the options collectively had an aggregate intrinsic value of $24 million.
Restricted Stock Units
The following table presents information about our restricted stock unit (“RSU”) activity during the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2025	1,440,379	$111.02
Granted	253,115	$248.96
Performance-based adjustment	350,583	$110.83
Vested	(875,005)	$105.42
Forfeited	(26,893)	$171.10
Unvested at June 30, 2026	1,142,179	$172.34
During the six months ended June 30, 2026, we granted 124,019 RSUs that vest over periods ranging from one to three years. In addition, we granted 129,096 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2026 to 2028. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 129,096 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 350,583 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
During the six months ended June 30, 2025, we granted 317,154 RSUs that vest over periods ranging from one to four years. In addition, we granted 279,769 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2025 to 2028. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 279,769 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 202,045 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.

The fair value of an RSU is based on our share price on the grant date. The fair value of an RSU with a market‑based condition is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Six Months Ended June 30,
	2026	2025
Expected volatility	39.0% - 43.8%	36.6% - 48.0%
Risk-free interest rate	3.4% - 3.5%	4.1% - 4.3%
NOTE 8. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2025	86,952	$8	$4,914	$(181)	$4,415	$(4,936)	$1,797	$6,017
Net income	—	—	—	—	702	—	93	795
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(75)	(75)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	270	—	—	—	84	354
Repurchases of common stock	(1,346)	—	—	—	—	(320)	—	(320)
Stock-based compensation expense, tax benefit and issuance of common stock	518	—	(60)	—	—	—	—	(60)
Balances at March 31, 2026	86,124	8	5,124	(179)	5,117	(5,256)	1,899	6,713
Net income	—	—	—	—	826	—	106	932
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(78)	(78)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases (sales) of businesses and noncontrolling interests, net	—	—	22	—	—	—	(28)	(6)
Repurchases of common stock	(5,675)	—	—	—	—	(1,052)	—	(1,052)
Stock-based compensation expense, tax benefit and issuance of common stock	58	—	46	—	—	—	—	46
Balances at June 30, 2026	80,507	$8	$5,192	$(177)	$5,943	$(6,308)	$1,899	$6,557

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2024	95,109	$8	$4,873	$(180)	$3,008	$(3,538)	$1,649	$5,820
Net income	—	—	—	—	406	—	95	501
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(89)	(89)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(35)	—	—	—	41	6
Repurchases of common stock	(2,629)	—	—	—	—	(351)	—	(351)
Stock-based compensation expense, tax benefit and issuance of common stock	405	—	(12)	—	—	—	—	(12)
Balances at March 31, 2025	92,885	8	4,826	(178)	3,414	(3,889)	1,696	5,877
Net income	—	—	—	—	288	—	105	393
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	1	—	—	—	1
Purchases of businesses and noncontrolling interests, net	—	—	10	—	—	—	9	19
Repurchases of common stock	(4,601)	—	—	—	—	(753)	—	(753)
Stock-based compensation expense, tax benefit and issuance of common stock	60	—	22	—	—	—	—	22
Balances at June 30, 2025	88,344	$8	$4,858	$(177)	$3,702	$(4,642)	$1,727	$5,476
Nonredeemable Noncontrolling Interests
The table below presents our nonredeemable noncontrolling interests balances by segment:

	June 30, 2026	December 31, 2025
Hospital Operations	$214	$211
Ambulatory Care	1,685	1,586
Total nonredeemable noncontrolling interests	$1,899	$1,797
The table below presents our net income available to nonredeemable noncontrolling interests by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hospital Operations	$9	$12	$19	$24
Ambulatory Care	97	93	180	176
Total net income available to nonredeemable noncontrolling interests	$106	$105	$199	$200
Share Repurchase Program Activity
In July 2024, our board of directors authorized the repurchase of up to $1.500 billion of our common stock through a share repurchase program that has no expiration date. In July 2025, the board authorized a $1.500 billion increase to the program, and, in June 2026, the board authorized an additional $2.000 billion for share repurchases under the program. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time. Share repurchases may be made in open‑market or privately negotiated transactions, at management’s discretion subject to market conditions and other factors, in a manner consistent with applicable securities laws and regulations.

The table below presents repurchase activity under our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through June 30, 2026
January 1 through January 31, 2026	—	$—	—	$1,490
February 1 through February 28, 2026	—	$—	—	$1,490
March 1 through March 31, 2026	1,346	$236.30	1,346	$1,172
April 1 through April 30, 2026	—	$—	—	$1,172
May 1 through May 31, 2026	4,031	$190.26	4,031	$405
June 1 through June 30, 2026	1,644	$167.20	1,644	$2,130

January 1 through June 30, 2025
January 1 through January 31, 2025	—	$—	—	$1,376
February 1 through February 28, 2025	1,800	$134.98	1,800	$1,133
March 1 through March 31, 2025	829	$126.67	829	$1,028
April 1 through April 30, 2025	—	$—	—	$1,028
May 1 through May 31, 2025	2,456	$157.57	2,456	$641
June 1 through June 30, 2025	2,145	$167.83	2,145	$281
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
The table below presents our sources of net operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$534	$530	$1,099	$1,078
Medicaid	505	379	861	759
Managed care	2,470	2,423	4,864	4,823
Uninsured	—	—	9	35
Indemnity and other	159	121	309	238
Total	3,668	3,453	7,142	6,933
Other revenues(1)	572	548	1,146	1,097
Total Hospital Operations	4,240	4,001	8,288	8,030
Ambulatory Care	1,388	1,270	2,708	2,464
Net operating revenues	$5,628	$5,271	$10,996	$10,494

(1)	Primarily revenue from physician practices and revenue cycle management.
During the three and six months ended June 30, 2026, we recognized $413 million and $826 million, respectively, of revenue related to the Omnibus Agreement, which revenue is included in revenue from contract termination in the accompanying Condensed Consolidated Statement of Operations for those periods. See Note 1 for additional information regarding this transaction.

The table below presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net patient service revenues	$1,318	$1,214	$2,584	$2,357
Revenue from other sources	70	56	124	107
Net operating revenues	$1,388	$1,270	$2,708	$2,464
Performance Obligations
The following table presents revenue from revenue cycle management services that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Six Months Ending	Years Ending				Later Years
			December 31,
	Total	2026	2027	2028	2029	2030
Performance obligations	$1,655	$1,213	$91	$91	$91	$91	$78
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
NOTE 10. INSURANCE
Property Insurance
We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are issued on an occurrence basis. For the policy period of June 1, 2026 through April 30, 2027, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $400 million for earthquakes and a per‑occurrence sub‑limit of $300 million per named windstorm with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for earthquakes in California and named windstorms, and 2% of insured values for earthquakes in the New Madrid fault zone, each with a maximum deductible per claim of $25 million. All other covered losses are subject to a minimum deductible of $5 million per occurrence.
For the policy period of April 1, 2025 through May 31, 2026, our coverage totaled $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub‑limits of $100 million for floods, $200 million for earthquakes in California, $200 million for all other earthquakes and a per‑occurrence sub‑limit of $200 million per named windstorm with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applied. Deductibles were 5% of insured values for earthquakes in California and named windstorms, and 2% of insured values for earthquakes in the New Madrid fault zone, each with a maximum deductible per claim of $25 million. All other covered losses were subject to a minimum deductible of $5 million per occurrence.
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. At June 30, 2026 and December 31, 2025, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.270 billion and $1.227 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $188 million and $162 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025, respectively.

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
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balance at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balance at End of Period
Six months ended June 30, 2026	$38	$30	$(47)	$5	$26
Six months ended June 30, 2025	$20	$45	$(41)	$2	$26
NOTE 12. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
Certain of our investees’ partnership and operating agreements contain terms that, upon the occurrence of specified events, could obligate us to purchase some or all of the noncontrolling interests related to our consolidated subsidiaries. The noncontrolling interests subject to these provisions, and the income available to those interests, are not included as part of our equity and are presented as redeemable noncontrolling interests in the accompanying Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025.
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Six Months Ended June 30,
	2026	2025
Balances at beginning of period	$2,956	$2,727
Net income	224	250
Distributions paid to noncontrolling interests	(245)	(202)
Purchases and sales of businesses and noncontrolling interests, net	(792)	51
Balances at end of period	$2,143	$2,826

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
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	June 30, 2026	December 31, 2025
Hospital Operations	$47	$905
Ambulatory Care	2,096	2,051
Redeemable noncontrolling interests	$2,143	$2,956

	Six Months Ended June 30,
	2026	2025
Hospital Operations	$(1)	$54
Ambulatory Care	225	196
Net income available to redeemable noncontrolling interests	$224	$250
NOTE 13. INCOME TAXES
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Six Months Ended June 30,
	2026		2025
	Amount	Percent	Amount	Percent
Tax expense at statutory federal rate	$519	21.0%	$296	21.0%
Domestic federal tax:
Nontaxable or nondeductible items:
Tax benefit attributable to noncontrolling interests	(89)	(3.6)%	(94)	(6.7)%
Other	20	0.8%	17	1.2%
Stock-based compensation tax benefit	(15)	(0.6)%	(5)	(0.3)%
State and local income taxes, net of federal income tax effect	91	3.7%	56	4.0%
Changes in valuation allowances	(7)	(0.3)%	(7)	(0.5)%
Changes in prior year unrecognized tax benefits	2	0.1%	—	—%
Income tax expense	$521	21.1%	$263	18.7%
Income before income taxes for the six months ended June 30, 2026 and 2025 was $2.472 billion and $1.407 billion, respectively. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income. During the six months ended June 30, 2026, we recorded an income tax benefit of $6 million to decrease the valuation allowance, including an increase of $2 million related to interest expense carryforwards and a decrease of $8 million related to a change in the realizability of deferred tax assets. During the six months ended June 30, 2025, we recorded an income tax benefit of $6 million to decrease the valuation allowance, including an increase of $1 million related to interest expense carryforwards and a decrease of $7 million related to a change in the realizability of deferred tax assets.
There were no adjustments to our estimated liabilities for uncertain tax positions during the six months ended June 30, 2026. The total amount of unrecognized tax benefits as of June 30, 2026 was $69 million, all of which, if recognized, would affect our effective tax rate and income tax benefit.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. Approximately $2 million of interest and penalties related to accrued liabilities for uncertain tax positions are included in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2026. Total accrued interest and penalties on unrecognized tax benefits at June 30, 2026 were $13 million.

NOTE 14. EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of our basic and diluted earnings per common share calculations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2026
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$826	83,524	$9.89
Effect of dilutive instruments	—	440	(0.05)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$826	83,964	$9.84

Three Months Ended June 30, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$288	91,135	$3.16
Effect of dilutive instruments	—	656	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$288	91,791	$3.14

Six Months Ended June 30, 2026
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$1,528	85,162	$17.94
Effect of dilutive instruments	—	618	(0.13)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$1,528	85,780	$17.81

Six Months Ended June 30, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$694	92,688	$7.49
Effect of dilutive instruments	—	720	(0.06)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$694	93,408	$7.43
Dilutive instruments during the three and six months ended June 30, 2026 and 2025 included stock options, RSUs, convertible long‑term incentive awards and deferred compensation units.
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

Non-Recurring Fair Value Measurements
Our non‑financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. The following table presents information about assets measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values at December 31, 2025. There were no significant non-recurring fair value measurements at June 30, 2026.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Long-lived assets held for sale	$62	$—	$62	$—
Financial Instruments
The fair value of our long‑term debt (except for any borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At June 30, 2026 and December 31, 2025, the estimated fair value of our long‑term debt was approximately 99.8% and 100.9%, respectively, of the carrying value of the debt. The inputs used to estimate the fair value of the CHI Note Receivable are considered to be Level 3 inputs. At June 30, 2026, the estimated fair value of the CHI Note Receivable was approximately 100.0% of its carrying value.
NOTE 16. ACQUISITIONS
During the six months ended June 30, 2026, we used $130 million of cash for acquisition-related activity, of which $128 million related to acquisitions and consolidations completed during that period and $2 million related to measurement‑period adjustments for acquisitions completed during 2025. During the six months ended June 30, 2025, we used $147 million of cash for acquisition‑related activity, of which $138 million related to acquisitions and consolidations completed during that period and $9 million related to measurement‑period adjustments for acquisitions completed during 2024.
We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase prices allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2026 and 2025 are preliminary. We are in the process of assessing working capital balances and lease and other agreements assumed, as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying Condensed Consolidated Financial Statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature. During the six months ended June 30, 2026, we adjusted the preliminary purchase price allocations of certain Ambulatory Care segment acquisitions completed in 2025 based on the results of completed valuations and post‑closing working capital adjustments. These adjustments resulted in an increase of $5 million in goodwill recognized.

The table below presents the preliminary or final purchase price allocations for acquisitions made during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Current assets	$22	$35
Property and equipment	20	22
Other intangible assets	3	5
Goodwill	237	255
Long-term operating lease assets	15	73
Other long-term assets	3	—
Previously held investments in unconsolidated affiliates	3	(70)
Current liabilities	(8)	(35)
Long-term operating lease liabilities	(15)	(69)
Other long-term liabilities	(18)	(6)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(57)	(72)
Noncontrolling interests	(59)	(33)
Cash paid, net of cash acquired	(128)	(138)
Gains (losses) on consolidations	$18	$(33)
The goodwill generated from our 2026 acquisitions, the majority of which we believe will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Goodwill recognized related to our acquisition activity during the six months ended June 30, 2026 was entirely attributable to our Ambulatory Care segment.
NOTE 17. SEGMENT INFORMATION
The following tables present amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable.

	June 30, 2026	December 31, 2025
Assets:
Hospital Operations	$17,128	$16,586
Ambulatory Care	13,548	13,091
Total	$30,676	$29,677

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures:
Hospital Operations	$130	$166	$278	$314
Ambulatory Care	38	27	70	52
Total	$168	$193	$348	$366

Depreciation and amortization:
Hospital Operations	$174	$173	$362	$340
Ambulatory Care	41	35	82	74
Total	$215	$208	$444	$414

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Hospital Operations	Ambulatory Care	Total	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,240	$1,388	$5,628	$8,288	$2,708	$10,996
Equity in earnings of unconsolidated affiliates	1	64	65	1	115	116

Less:
Salaries, wages and benefits	1,893	338	2,231	3,737	668	4,405
Supplies	615	369	984	1,219	726	1,945
Other operating expenses, net	971	203	1,174	1,893	403	2,296
Adjusted EBITDA	$762	$542	1,304	$1,440	$1,026	2,466

Reconciliation of Adjusted EBITDA:
Revenue from contract termination			413			826
Depreciation and amortization			(215)			(444)
Impairment and restructuring charges, and acquisition-related costs			(31)			(55)
Litigation and investigation costs			(3)			(30)
Interest expense			(204)			(409)
Other non-operating income, net			43			84
Net gains on sales, consolidation and deconsolidation of facilities			33			34
Income before income taxes			$1,340			$2,472

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Hospital Operations	Ambulatory Care	Total	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,001	$1,270	$5,271	$8,030	$2,464	$10,494
Equity in earnings of unconsolidated affiliates	2	59	61	4	113	117

Less:
Salaries, wages and benefits	1,846	314	2,160	3,670	609	4,279
Supplies	600	332	932	1,189	650	1,839
Other operating expenses, net	934	185	1,119	1,845	364	2,209
Adjusted EBITDA	$623	$498	1,121	$1,330	$954	2,284

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(208)			(414)
Impairment and restructuring charges, and acquisition-related costs			(24)			(43)
Litigation and investigation costs			(28)			(45)
Interest expense			(206)			(410)
Other non-operating income, net			25			51
Net losses on sales, consolidation and deconsolidation of facilities			(38)			(16)
Income before income taxes			$642			$1,407

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
•Liquidity and Capital Resources
•Critical Accounting Estimates
Our business consists of our Hospital Operations and Services (“Hospital Operations”) segment and our Ambulatory Care segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At June 30, 2026, our subsidiaries operated 50 hospitals serving primarily urban and suburban communities in eight states. Our Hospital Operations segment also included 135 outpatient facilities, including urgent care centers, imaging centers, off-campus hospital emergency departments and micro‑hospitals, at June 30, 2026. In addition, our Hospital Operations segment provides revenue cycle management and value-based care services to hospitals and other healthcare facilities, health systems, physician practices, employers and other clients through Conifer Health Solutions, LLC (“Conifer”).
Our Ambulatory Care segment, through USPI Holding Company, Inc. (together with its subsidiaries, “USPI”), held ownership interests in 538 ambulatory surgery centers (each, an “ASC”), 405 of which are consolidated, and 26 surgical hospitals, eight of which are consolidated, in 37 states at June 30, 2026. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; pain management; otolaryngology (ear, nose and throat); ophthalmology; and urology.
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
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes facilities we operated for the entirety of the periods presented. For the six-month periods ended June 30, 2026 and 2025, information presented on a same‑hospital basis includes the results of our same 49 hospitals and those outpatient centers we operated throughout both periods, and excludes the results of: Florida Coast Medical Center, the acute care hospital we opened in Florida in September 2025; businesses classified as discontinued operations for accounting purposes during those periods; and other ancillary facilities acquired or divested during the reporting periods that have a limited financial or operational impact. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.
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
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
In the Management Overview section of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), we described several key trends that continue to impact the healthcare industry, along with other factors affecting our business environment and operations, including the potential impact of changes in federal and state healthcare laws, regulations, funding policies and reimbursement practices. We continue to monitor developments affecting Medicaid funding, health insurance marketplace enrollment and payer mix, as well as the influence of geopolitical dynamics, trade tensions, tariffs and export control rules on pricing and availability within global supply chains. These challenges underscore the importance of operational discipline and adaptive cost management as we navigate the evolving healthcare landscape.
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
Improving Profitability—We continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe that emphasis on higher‑demand clinical service lines, focus on expanding our ambulatory care business, cultivation of our culture of service and utilization of contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to pursue new opportunities to enhance efficiency, including further integration of enterprise‑wide centralized support functions, outsourcing additional functions unrelated to direct patient care and reducing clinical contract variation.
Managing Our Capital Structure—All of our long‑term debt has a fixed rate of interest, except for outstanding borrowings under our senior secured revolving credit facility (the “Credit Agreement”), of which we had none at June 30, 2026. In addition, the maturity dates of our notes are staggered from 2027 through 2033. We believe that our capital structure helps to minimize the near‑term impact of increases in interest rates, and the staggered maturities of our debt allow us to retire or refinance our debt over time.
In the six months ended June 30, 2026, we repurchased 7.021 million shares of our common stock pursuant to our share repurchase program. This program has no expiration date, it does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time. At June 30, 2026, there was $2.130 billion available under the program for future repurchases.
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
RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	50	49	1	(1)
Total admissions	120,290	116,963	2.8%
Adjusted admissions	218,246	211,520	3.2%
Paying admissions (excludes charity and uninsured)	114,045	111,725	2.1%
Charity and uninsured admissions	6,245	5,238	19.2%
Admissions through emergency department	89,902	88,179	2.0%
Emergency department visits, outpatient	452,932	440,669	2.8%
Total emergency department visits	542,834	528,848	2.6%
Total surgeries	68,461	68,517	(0.1)%
Patient days — total	580,228	562,088	3.2%
Adjusted patient days	1,013,234	984,297	2.9%
Average length of stay (days)	4.82	4.81	0.2%
Average licensed beds	12,515	12,435	0.6%
Utilization of licensed beds	50.9%	49.7%	1.2%	(1)
Total visits	1,343,427	1,353,380	(0.7)%
Paying visits (excludes charity and uninsured)	1,239,408	1,261,649	(1.8)%
Charity and uninsured visits	104,019	91,731	13.4%
Ambulatory Care:
Total consolidated facilities (at end of period)	413	393	20	(1)
Total consolidated cases	512,979	487,171	5.3%

(1)	The change is the difference between the 2026 and 2025 amounts or percentages presented.

Total admissions increased by 3,327, or 2.8%, total emergency department visits increased by 13,986, or 2.6%, and charity and uninsured admissions increased by 1,007, or 19.2%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
The 5.3% increase in our Ambulatory Care segment’s total consolidated cases in the three months ended June 30, 2026, as compared to the same period in 2025, was primarily attributable to incremental case volume from our 2025 and 2026 acquisitions and de novo development, partially offset by a decrease in same-facility case volume and the impact of the closure and sale of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
Revenues	2026	2025
Hospital Operations	$4,240	$4,001	6.0%
Ambulatory Care	1,388	1,270	9.3%
Total	$5,628	$5,271	6.8%
Consolidated net operating revenues increased by $357 million, or 6.8%, in the three months ended June 30, 2026 compared to the same period in 2025. The increase of $239 million, or 6.0%, in our Hospital Operations segment’s net operating revenues for the three‑month period in 2026, as compared to the same period in 2025, was primarily attributable to higher patient volumes, partially offset by a less favorable payer mix, during the 2026 period.
Net operating revenues in our Ambulatory Care segment increased by $118 million, or 9.3%, in the three months ended June 30, 2026 compared to the same period in 2025. This change was primarily driven by our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities. Same-facility revenue growth, driven by incremental revenue from negotiated commercial rate increases, higher patient acuity and the addition of new service lines, also contributed to this increase.
The following table presents information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025
Hospital Operations:
Salaries, wages and benefits	$1,893	$1,846	2.5%
Supplies	615	600	2.5%
Other operating expenses, net	971	934	4.0%
Total	$3,479	$3,380	2.9%
Ambulatory Care:
Salaries, wages and benefits	$338	$314	7.6%
Supplies	369	332	11.1%
Other operating expenses, net	203	185	9.7%
Total	$910	$831	9.5%
Total:
Salaries, wages and benefits	$2,231	$2,160	3.3%
Supplies	984	932	5.6%
Other operating expenses, net	1,174	1,119	4.9%
Total	$4,389	$4,211	4.2%
Rent/lease expense(1):
Hospital Operations	$55	$55	—%
Ambulatory Care	49	44	11.4%
Total	$104	$99	5.1%

(1)	Included in other operating expenses, net.

The following table presents information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025
Salaries, wages and benefits per adjusted admission	$8,675	$8,728	(0.6)%
Supplies per adjusted admission	2,817	2,838	(0.7)%
Other operating expenses, net per adjusted admission	4,449	4,415	0.8%
Total per adjusted admission	$15,941	$15,981	(0.3)%
Salaries, wages and benefits expense for our Hospital Operations segment increased by $47 million, or 2.5%, in the three months ended June 30, 2026 compared to the same period in 2025. This increase was primarily attributable to annual merit increases for certain of our employees and higher incentive compensation expense, partially offset by a decrease in health benefits cost as compared to the 2025 period. On a per adjusted admission basis, salaries, wages and benefits expense decreased by 0.6% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Supplies expense for our Hospital Operations segment increased by $15 million, or 2.5%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily due to higher patient volumes during the 2026 period, partially offset by our continued focus on cost‑efficiency measures. These measures include product standardization, contract management, improved utilization, bulk purchases, focused spending and operational improvements, among others. On a per adjusted admission basis, supplies expense decreased by 0.7% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Other operating expenses for our Hospital Operations segment increased by $37 million, or 4.0%, in the three months ended June 30, 2026 compared to the same period in 2025. This increase was primarily attributable to increases in malpractice expense and medical fees during the 2026 period. On a per adjusted admission basis, other operating expenses increased by 0.8% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.170 billion at June 30, 2026 compared to $2.967 billion at March 31, 2026. Significant cash flow items in the three months ended June 30, 2026 included:
•Net cash provided by operating activities before payments for interest, taxes, restructuring charges, acquisition‑related costs, and litigation costs and settlements of $1.275 billion;
•$1.042 billion of payments to purchase 5.675 million shares of our common stock;
•Interest payments of $341 million;
•$322 million of income tax payments;
•Distributions paid to noncontrolling interests totaling $201 million; and
•$168 million of capital expenditures.
Net cash provided by operating activities was $2.226 billion in the six months ended June 30, 2026 compared to $1.751 billion in the six months ended June 30, 2025. Key factors contributing to the change between the 2026 and 2025 periods included the following:
•Contract termination payments received of $540 million in the 2026 period;
•Interest payments that were $34 million lower in the 2026 period;
•An $88 million increase in income tax payments during the 2026 period; and
•The timing of working capital items.
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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
	2026	2025		2026	2025
Medicare	14.6%	15.3%	(0.7)%	15.4%	15.6%	(0.2)%
Medicaid	13.8%	11.0%	2.8%	12.1%	10.9%	1.2%
Managed care(2)	67.3%	70.2%	(2.9)%	68.1%	69.6%	(1.5)%
Uninsured	—%	—%	—%	0.1%	0.5%	(0.4)%
Indemnity and other	4.3%	3.5%	0.8%	4.3%	3.4%	0.9%

(1)	The change is the difference between the 2026 and 2025 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
Admissions from:	2026	2025		2026	2025
Medicare	18.3%	18.5%	(0.2)%	18.8%	19.0%	(0.2)%
Medicaid	3.8%	3.8%	—%	3.8%	3.7%	0.1%
Managed care(2)	68.7%	69.6%	(0.9)%	68.6%	69.4%	(0.8)%
Charity and uninsured	5.2%	4.4%	0.8%	4.8%	4.2%	0.6%
Indemnity and other	4.0%	3.7%	0.3%	4.0%	3.7%	0.3%

(1)	The change is the difference between the 2026 and 2025 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
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
Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to reevaluate their financial plans over the coming years. The OBBBA’s legislative and forthcoming regulatory changes may result in material reductions to Medicaid payments, changes and reductions to Medicaid supplemental payment programs, and payment delays. Federal government denials or delayed approvals of state waiver applications or extension requests could also materially impact Medicaid funding levels, most significantly in those states that have expanded Medicaid.
At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future business, financial condition or results of operations; however, we may experience decreased payments (including supplemental payments) from Medicare, Medicaid and other government programs, as well as delays in the timing of payments to our facilities.
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
Our total net patient service revenues from the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $534 million and $530 million for the three months ended June 30, 2026 and 2025, respectively, and $1.099 billion and $1.078 billion for the six months ended June 30, 2026 and 2025, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Updates” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. In addition to traditional Medicaid programs, we also receive DSH and other supplemental revenues under various state Medicaid programs. All Medicaid patient service revenue is presented net of provider taxes or assessments paid by our hospitals. During the three and six months ended June 30, 2026 and 2025, revenue from Medicaid programs included $447 million and $351 million, respectively, and $751 million and $677 million, respectively, of revenue attributable to DSH and other supplemental programs. Revenues from Medicaid programs constituted approximately 12% and 11% of the total net patient service revenues of our hospitals and related outpatient facilities for the six-month periods ended June 30, 2026 and 2025, respectively.
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
Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems—In July 2026, CMS released the proposed policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center Payment System for Calendar Year (“CY”) 2027 (“Proposed OPPS/ASC Rule”). CMS projects that the impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 7.4% net increase in Medicare FFS OPPS payments for proprietary hospitals in CY 2027. The proposed net increase includes a reduction in overall Medicare FFS OPPS payments for proprietary hospitals due to CMS’ proposal to revise its November 2023 final rule entitled Hospital OPPS: Remedy for 340B-Acquired Drug Payment Policy for CYs 2018‑2022. In the prior rule, CMS proposed a reduction in non‑drug items and services by 0.5% per year until the prescribed payment reduction total had been recovered in full. This revised 340B remedy provision in the Proposed OPPS/ASC Rule updates the annual offset percentage for non-drug items and services from 0.5% to 3.0% starting in CY 2027; CMS estimates this increased offset will remain in effect through CY 2029. In addition, CMS projects that the impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average increase of 2.4% in Medicare FFS ASC payments.
MANAGED CARE
As described in detail in our Annual Report, in addition to payments from government programs, we receive revenue under contracts with commercial insurers, including both managed care arrangements with various HMOs and PPOs and indemnity‑based agreements. These contracts offer varying structures for patient access, utilization and reimbursement. Our top 10 managed care payers generated 66% of our managed care net patient service revenues for the six months ended June 30, 2026. During the same period, national payers generated 50% of our managed care net patient service revenues; the remainder came from regional or local payers.
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended June 30, 2026 and 2025 was $2.470 billion and $2.423 billion, respectively, and $4.864 billion and $4.823 billion during the six months ended June 30, 2026 and 2025, respectively. All Medicaid managed care patient service revenue is presented net of provider taxes or assessments paid by our hospitals.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Estimated costs for:
Uninsured patients	$132	$104	$240	$218
Charity care patients	35	42	69	59
Total estimated costs for uninsured and charity care patients	$167	$146	$309	$277

RESULTS OF OPERATIONS
The following table presents our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net operating revenues:
Hospital Operations	$4,240	$4,001	$8,288	$8,030
Ambulatory Care	1,388	1,270	2,708	2,464
Net operating revenues	5,628	5,271	10,996	10,494
Revenue from contract termination	413	—	826	—
Equity in earnings of unconsolidated affiliates	65	61	116	117
Operating expenses:
Salaries, wages and benefits	2,231	2,160	4,405	4,279
Supplies	984	932	1,945	1,839
Other operating expenses, net	1,174	1,119	2,296	2,209
Depreciation and amortization	215	208	444	414
Impairment and restructuring charges, and acquisition-related costs	31	24	55	43
Litigation and investigation costs	3	28	30	45
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(33)	38	(34)	16
Operating income	$1,501	$823	$2,797	$1,766

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Revenue from contract termination	7.3%	—%	7.5%	—%
Equity in earnings of unconsolidated affiliates	1.2%	1.2%	1.1%	1.1%
Operating expenses:
Salaries, wages and benefits	39.6%	41.0%	40.1%	40.8%
Supplies	17.5%	17.7%	17.7%	17.5%
Other operating expenses, net	20.9%	21.3%	20.9%	21.1%
Depreciation and amortization	3.7%	3.9%	4.0%	3.9%
Impairment and restructuring charges, and acquisition-related costs	0.6%	0.5%	0.5%	0.4%
Litigation and investigation costs	0.1%	0.5%	0.3%	0.4%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(0.6)%	0.7%	(0.3)%	0.2%
Operating income	26.7%	15.6%	25.4%	16.8%
Consolidated net operating revenues increased $502 million, or 4.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Our Hospital Operations segment’s net operating revenues increased by $258 million, or 3.2%, during the six months ended June 30, 2026 compared to the same period in 2025. This increase was primarily driven by higher patient volumes, partially offset by a less favorable payer mix, during the six months ended June 30, 2026.
During the three and six months ended June 30, 2026, we recognized $413 million and $826 million, respectively, of revenue related to the termination of the revenue cycle management agreement between Catholic Health Initiatives (“CHI”), now known as CommonSpirit Health, and Conifer. See Note 1 to the accompanying Condensed Consolidated Financial Statements for additional information regarding this transaction.

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$4,240	$1,388	$8,288	$2,708
Revenue from contract termination	413	—	826	—
Equity in earnings of unconsolidated affiliates	1	64	1	115
Operating expenses:
Salaries, wages and benefits	1,893	338	3,737	668
Supplies	615	369	1,219	726
Other operating expenses, net	971	203	1,893	403
Depreciation and amortization	174	41	362	82
Impairment and restructuring charges, and acquisition-related costs	13	18	25	30
Litigation and investigation costs	3	—	17	13
Net gains on sales, consolidation and deconsolidation of facilities	—	(33)	—	(34)
Operating income	$985	$516	$1,862	$935

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Revenue from contract termination	9.7%	—%	10.0%	—%
Equity in earnings of unconsolidated affiliates	—%	4.6%	—%	4.2%
Operating expenses:
Salaries, wages and benefits	44.6%	24.4%	45.1%	24.7%
Supplies	14.5%	26.6%	14.7%	26.8%
Other operating expenses, net	22.9%	14.6%	22.8%	14.9%
Depreciation and amortization	4.1%	3.0%	4.4%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.3%	1.2%	0.3%	1.1%
Litigation and investigation costs	0.1%	—%	0.2%	0.5%
Net gains on sales, consolidation and deconsolidation of facilities	—%	(2.4)%	—%	(1.3)%
Operating income	23.2%	37.2%	22.5%	34.5%

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$4,001	$1,270	$8,030	$2,464
Equity in earnings of unconsolidated affiliates	2	59	4	113
Operating expenses:
Salaries, wages and benefits	1,846	314	3,670	609
Supplies	600	332	1,189	650
Other operating expenses, net	934	185	1,845	364
Depreciation and amortization	173	35	340	74
Impairment and restructuring charges, and acquisition-related costs	10	14	19	24
Litigation and investigation costs	28	—	45	—
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—	38	(10)	26
Operating income	$412	$411	$936	$830

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	—%	4.6%	—%	4.6%
Operating expenses:
Salaries, wages and benefits	46.1%	24.7%	45.7%	24.7%
Supplies	15.0%	26.1%	14.8%	26.4%
Other operating expenses, net	23.4%	14.6%	22.9%	14.8%
Depreciation and amortization	4.3%	2.8%	4.2%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.2%	1.0%	0.2%	0.9%
Litigation and investigation costs	0.7%	—%	0.6%	—%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	3.0%	(0.1)%	1.1%
Operating income	10.3%	32.4%	11.7%	33.7%

RESULTS OF OPERATIONS BY SEGMENT
Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital				Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2026	2025			2026	2025
Number of hospitals	49	49	—	(1)	49	49	—	(1)
Total admissions	119,667	116,964	2.3%		240,042	237,054	1.3%
Adjusted admissions	216,970	211,520	2.6%		431,195	424,559	1.6%
Paying admissions (excludes charity and uninsured)	113,436	111,732	1.5%		228,545	227,021	0.7%
Charity and uninsured admissions	6,231	5,232	19.1%		11,497	10,033	14.6%
Admissions through emergency department	89,361	88,178	1.3%		181,074	179,564	0.8%
Paying admissions as a percentage of total admissions	94.8%	95.5%	(0.7)%	(1)	95.2%	95.8%	(0.6)%	(1)
Charity and uninsured admissions as a percentage of total admissions	5.2%	4.5%	0.7%	(1)	4.8%	4.2%	0.6%	(1)
Emergency department admissions as a percentage of total admissions	74.7%	75.4%	(0.7)%	(1)	75.4%	75.7%	(0.3)%	(1)
Surgeries — inpatient	29,466	30,031	(1.9)%		58,558	59,564	(1.7)%
Surgeries — outpatient	38,577	38,486	0.2%		75,167	75,208	(0.1)%
Total surgeries	68,043	68,517	(0.7)%		133,725	134,772	(0.8)%
Patient days — total	578,329	562,083	2.9%		1,176,303	1,167,868	0.7%
Adjusted patient days	1,009,275	984,293	2.5%		2,030,800	2,021,009	0.5%
Average length of stay (days)	4.83	4.81	0.4%		4.90	4.93	(0.6)%
Licensed beds (at end of period)	12,469	12,435	0.3%		12,469	12,435	0.3%
Average licensed beds	12,461	12,435	0.2%		12,453	12,435	0.1%
Utilization of licensed beds	51.0%	49.7%	1.3%	(1)	52.2%	51.9%	0.3%	(1)

(1)	The change is the difference between the 2026 and 2025 amounts or percentages presented.

	Same-Hospital				Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
Outpatient Visits	2026	2025			2026	2025
Total visits	1,339,845	1,339,040	0.1%		2,688,938	2,729,744	(1.5)%
Paying visits (excludes charity and uninsured)	1,236,148	1,247,898	(0.9)%		2,483,930	2,544,410	(2.4)%
Charity and uninsured visits	103,697	91,142	13.8%		205,008	185,334	10.6%
Emergency department visits	450,125	440,671	2.1%		906,225	915,291	(1.0)%
Surgery visits	38,577	38,486	0.2%		75,167	75,208	(0.1)%
Paying visits as a percentage of total visits	92.3%	93.2%	(0.9)%	(1)	92.4%	93.2%	(0.8)%	(1)
Charity and uninsured visits as a percentage of total visits	7.7%	6.8%	0.9%	(1)	7.6%	6.8%	0.8%	(1)

(1)	The change is the difference between the 2026 and 2025 percentages presented.

	Same-Hospital			Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Revenues	2026	2025		2026	2025
Total segment net operating revenues	$4,216	$3,975	6.1%	$8,246	$7,999	3.1%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,648	$3,443	6.0%	$7,106	$6,932	2.5%
Net patient service revenue per adjusted admission	$16,813	$16,277	3.3%	$16,480	$16,328	0.9%
Net patient service revenue per adjusted patient day	$3,614	$3,498	3.3%	$3,499	$3,430	2.0%

	Same-Hospital			Same-Hospital
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
Selected Operating Expenses	2026	2025		2026	2025
Salaries, wages and benefits	$1,884	$1,845	2.1%	$3,721	$3,670	1.4%
Supplies	612	600	2.0%	1,215	1,189	2.2%
Other operating expenses, net	962	911	5.6%	1,874	1,798	4.2%
	$3,458	$3,356	3.0%	$6,810	$6,657	2.3%

	Same-Hospital			Same-Hospital
Selected Operating Expenses as a Percentage of Net Operating Revenues	Three Months Ended June 30,		Increase (Decrease)(1)	Six Months Ended June 30,		Increase (Decrease)(1)
	2026	2025		2026	2025
Salaries, wages and benefits	44.7%	46.4%	(1.7)%	45.1%	45.9%	(0.8)%
Supplies	14.5%	15.1%	(0.6)%	14.7%	14.9%	(0.2)%
Other operating expenses, net	22.8%	22.9%	(0.1)%	22.7%	22.5%	0.2%

(1)	The change is the difference between the 2026 and 2025 percentages presented.
Revenues
Same‑hospital net operating revenues increased by $241 million, or 6.1%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily attributable to higher patient volumes, partially offset by a less favorable payer mix, during the 2026 period.
Same‑hospital net operating revenues increased by $247 million, or 3.1%, during the six months ended June 30, 2026 compared to the same period in 2025. This change was primarily driven by the same factors discussed above.
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense increased by $39 million, or 2.1%, in the three months ended June 30, 2026 compared to the same period in 2025. This change was primarily driven by annual merit increases for certain of our employees and higher incentive compensation expense, partially offset by a decrease in health benefits cost, during the 2026 period. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 170 basis points to 44.7% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Same‑hospital salaries, wages and benefits expense increased by $51 million, or 1.4%, in the six months ended June 30, 2026 compared to the same period in 2025. This increase was primarily attributable to the same factors discussed above. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 80 basis points to 45.1% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Supplies
Same‑hospital supplies expense increased by $12 million, or 2.0%, in the three months ended June 30, 2026 compared to the same period in 2025. This increase was driven by higher patient volumes during the 2026 period, partially offset by our cost‑efficiency measures. Same‑hospital supplies expense as a percentage of net operating revenues decreased from 15.1% for the three months ended June 30, 2025 to 14.5% for the three months ended June 30, 2026.

Same‑hospital supplies expense increased by $26 million, or 2.2%, in the six months ended June 30, 2026 compared to the same period in 2025. This increase was driven by the same factors described above. Same‑hospital supplies expense as a percentage of net operating revenues in the six months ended June 30, 2026 was generally consistent with the same period in 2025 at 14.7%.
Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $51 million, or 5.6%, in the three months ended June 30, 2026 compared to the same period in 2025. This increase was primarily attributable to increases in medical fees and malpractice expense during the 2026 period. Same‑hospital other operating expenses as a percentage of net operating revenues in the three months ended June 30, 2026 was generally consistent with the same period in 2025 at 22.8%.
Same‑hospital other operating expenses increased by $76 million, or 4.2%, in the six months ended June 30, 2026 compared to the same period in 2025. In addition to the factors discussed above, this change was also attributable to higher professional and consulting fees during the 2026 period. Same‑hospital other operating expenses as a percentage of net operating revenues in the six months ended June 30, 2026 was generally consistent with the same period in 2025 at 22.7%.
Ambulatory Care Segment
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
Net operating revenues	$1,388	$1,270	9.3%	$2,708	$2,464	9.9%
Equity in earnings of unconsolidated affiliates	$64	$59	8.5%	$115	$113	1.8%
Salaries, wages and benefits	$338	$314	7.6%	$668	$609	9.7%
Supplies	$369	$332	11.1%	$726	$650	11.7%
Other operating expenses, net	$203	$185	9.7%	$403	$364	10.7%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $118 million, or 9.3%, during the three months ended June 30, 2026 compared to the same period in 2025. The change was driven by (1) a $71 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $47 million increase in same‑facility net operating revenues, which was primarily attributable to incremental revenue from negotiated commercial rate increases, higher patient acuity and the addition of new service lines.
During the six months ended June 30, 2026, net operating revenues in our Ambulatory Care segment increased by $244 million, or 9.9%, as compared to the same period in 2025. This increase was driven by (1) a $148 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) an increase of $96 million in same‑facility net operating revenues attributable to incremental revenue from negotiated commercial rate increases, higher patient acuity and the addition of new service lines.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $24 million, or 7.6%, during the three months ended June 30, 2026 compared to the same period in 2025. This change was driven by (1) a $11 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $13 million increase in same‑facility salaries, wages and benefits expense. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 24.4% for the three months ended June 30, 2026 from 24.7% for the same period in 2025.
Salaries, wages and benefits expense increased by $59 million, or 9.7%, during the six months ended June 30, 2026 compared to the same period in 2025. This change was driven by (1) a $29 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) an increase of $30 million in same‑facility salaries, wages and benefits expense. Same‑facility salaries, wages and benefits expense as a percentage of net operating revenues in the six months ended June 30, 2026 was generally consistent with the same period in 2025 at 24.7%.

Supplies
Supplies expense increased by $37 million, or 11.1%, during the three months ended June 30, 2026 compared to the same period in 2025. The change was driven by (1) an $15 million increase related to our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $22 million increase in same‑facility supplies expense, due primarily to higher patient acuity and the addition of new service lines. Supplies expense as a percentage of net operating revenues increased to 26.6% for the three months ended June 30, 2026 from 26.1% for the same period in 2025.
Supplies expense increased by $76 million, or 11.7%, during the six months ended June 30, 2026 compared to the same period in 2025. The change was driven by (1) a $42 million increase related to our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $34 million increase in same‑facility supplies expense, due primarily to higher patient acuity and the addition of new service lines. Supplies expense as a percentage of net operating revenues increased to 26.8% for the six months ended June 30, 2026 from 26.4% for the same period in 2025.
Other Operating Expenses, Net
Other operating expenses increased by $18 million, or 9.7%, during the three months ended June 30, 2026 compared to the same period in 2025. The change was driven by (1) a $10 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) an $8 million increase in same‑facility other operating expenses. Other operating expenses as a percentage of net operating revenues in the three months ended June 30, 2026 was generally consistent with the same period in 2025 at 14.6%.
Other operating expenses increased by $39 million, or 10.7%, during the six months ended June 30, 2026 compared to the same period in 2025. The change was driven by (1) a $25 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $14 million increase in same‑facility other operating expenses. Other operating expenses as a percentage of net operating revenues in the six months ended June 30, 2026 was generally consistent with the same period in 2025 at 14.9%.
Facility Growth
The following table presents the year-over-year changes in our revenue and cases on a same‑facility systemwide basis:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net revenues	5.0%	5.3%
Cases	(1.2)%	(0.6)%
Net revenue per case	6.3%	5.9%
Facility Acquisitions and Investment
The table below presents the aggregate cash investments and related cash adjustments associated with our acquisition of, and investment in, ownership interests in ambulatory care facilities:

	Six Months Ended June 30,
	2026	2025
Purchases of controlling interests	$124	$138
Acquisition-related cash adjustments	2	9
Purchases of noncontrolling interests	4	—
Equity investment in facilities that did not result in a change of control:
Unconsolidated facilities	—	4
Consolidated facilities	14	12
	$144	$163
During the six months ended June 30, 2026, our Ambulatory Care segment paid an aggregate of $128 million to acquire controlling ownership interests in eight ASCs and a noncontrolling ownership interest in an additional ASC. In the same period, this segment also commenced operations at four de novo ASCs and ceased operations at eight ASCs.

Consolidated
Gains and Losses on Sales, Consolidation and Deconsolidation of Facilities
We recorded net gains from the sale, consolidation and deconsolidation of facilities totaling $34 million during the six months ended June 30, 2026. The activity during this period primarily included an $18 million gain from the consolidation of an ASC and net gains of $11 million related to the sale of certain facilities, both in our Ambulatory Care segment.
We recorded net losses from the sale, consolidation and deconsolidation of facilities totaling $16 million during the six months ended June 30, 2025. The activity during this period primarily included net losses of $33 million related to the consolidation of certain facilities by our Ambulatory Care segment, partially offset by a gain of $10 million related to post‑closing adjustments from our Hospital Operations segment’s 2024 divestiture of five hospitals and certain related operations located in Alabama, net gains of $4 million from the sale of facilities by our Ambulatory Care segment and a gain of $3 million related to other activity.
Income Tax Expense
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below.

	Six Months Ended June 30,
	2026		2025
	Amount	Percent	Amount	Percent
Tax expense at statutory federal rate	$519	21.0%	$296	21.0%
Domestic federal tax:
Nontaxable or nondeductible items:
Tax benefit attributable to noncontrolling interests	(89)	(3.6)%	(94)	(6.7)%
Other	20	0.8%	17	1.2%
Stock-based compensation tax benefit	(15)	(0.6)%	(5)	(0.3)%
State and local income taxes, net of federal income tax effect	91	3.7%	56	4.0%
Changes in valuation allowances	(7)	(0.3)%	(7)	(0.5)%
Changes in prior year unrecognized tax benefits	2	0.1%	—	—%
Income tax expense	$521	21.1%	$263	18.7%
Income before income taxes for the six months ended June 30, 2026 and 2025 was $2.472 billion and $1.407 billion, respectively. The change in our valuation allowance during each of the six-month periods in 2026 and 2025 was attributable to a decrease related to changes in the realizability of deferred tax assets, partially offset by an increase related to interest expense carryforwards.
Net Income Available to Noncontrolling Interests
The table below presents net income available to noncontrolling interests by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hospital Operations	$7	$39	$18	$78
Ambulatory Care	212	195	405	372
Total net income available to noncontrolling interests	$219	$234	$423	$450
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
Long-Term Debt
Interest payments, net of capitalized interest, were $365 million and $399 million in the six months ended June 30, 2026 and 2025, respectively.

Other Cash Requirements
Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations); surgical hospital expansion focused on higher‑acuity services; equipment and information systems additions and replacements; introduction of new medical technologies (including robotics); design and construction of new facilities; and various other capital improvements. Capital expenditures were $348 million and $366 million in the six months ended June 30, 2026 and 2025, respectively. We anticipate that our capital expenditures for the year ending December 31, 2026 will total approximately $700 million to $800 million, including $111 million that was accrued as a liability at December 31, 2025.
We made income tax payments, net of tax refunds, of $330 million during the six months ended June 30, 2026 and $242 million during the same period in 2025. The current portion of our income tax payable was $69 million at June 30, 2026, with no comparable current liability outstanding at December 31, 2025.
SOURCES AND USES OF CASH
Our liquidity for the six months ended June 30, 2026 was primarily derived from net cash provided by operating activities and cash on hand. Our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our Credit Agreement provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $2.226 billion in the six months ended June 30, 2026 compared to $1.751 billion in the six months ended June 30, 2025. Key factors contributing to the change between the 2026 and 2025 periods included the following:
•Contract termination payments received of $540 million in the 2026 period;
•Interest payments that were $34 million lower in the 2026 period;
•An $88 million increase in income tax payments during the 2026 period; and
•The timing of working capital items.
Net cash used in investing activities was $520 million during the six months ended June 30, 2026 compared to $501 million during the six months ended June 30, 2025. The change between the 2026 and 2025 periods was primarily attributable to an increase in purchases of marketable securities and long-term investments of $39 million, partially offset by decreases in capital expenditures and payments for purchases of businesses or joint venture interests of $18 million and $17 million, respectively, during the 2026 period.
Net cash used in financing activities was $2.419 billion and $1.644 billion during the six months ended June 30, 2026 and 2025, respectively. The change between the 2026 and 2025 periods was primarily attributable to (1) Conifer’s redemption of CHI’s minority equity interest effective January 1, 2026, which transaction was the primary driver of a $479 million increase in payments for purchases of noncontrolling interests, and (2) an increase of $265 million in purchases of our common stock, in each case during the 2026 period.
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
Credit Agreement—At June 30, 2026, our Credit Agreement provided for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. At June 30, 2026, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible accounts receivable, eligible inventory and Medicaid supplemental payments, $1.900 billion was available for borrowing under the Credit Agreement at June 30, 2026. We were in compliance with all covenants and conditions in our Credit Agreement at June 30, 2026.
Letter of Credit Facility—We have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At June 30, 2026, we were in compliance with all covenants and conditions in the LC Facility, and we had $105 million of standby letters of credit outstanding thereunder.
Senior Unsecured Notes and Senior Secured Notes—At June 30, 2026, we had outstanding senior unsecured notes and senior secured notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from November 2027 through November 2033.
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
Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual or regulatory commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected should there be a deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section, and the Risk Factors section in Part I of our Annual Report, including changes in federal and state statutes, regulations and executive orders that affect the healthcare industry directly or indirectly, particularly those impacting government healthcare funding, and significant costs associated with legal proceedings and government investigations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at June 30, 2026. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$45	$1,643	$2,422	$1,457	$3,488	$4,278	$13,333	$13,224
Average effective interest rates	7.5%	5.4%	5.8%	4.4%	5.4%	6.3%	5.7%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2026 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase transactions completed during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
April 1 through April 30, 2026	—	$—	—	$1,172
May 1 through May 31, 2026	4,031	$190.26	4,031	$405
June 1 through June 30, 2026	1,644	$167.20	1,644	$2,130

(1)
In July 2024, our board of directors authorized the repurchase of up to $1.500 billion of our common stock through a share repurchase program that has no expiration date. In July 2025, the board authorized a $1.500 billion increase to the program, and, in June 2026, the board authorized an additional $2.000 billion for share repurchases under the program. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended for periods or discontinued at any time.

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
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended June 30, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of the SEC’s Regulation S-K.

ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed (or, in the case of Exhibit 32, furnished) with this report:

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: July 29, 2026	By:	/s/ J. MICHAEL GROOMS
J. Michael Grooms
Senior Vice President, Controller
(Principal Accounting Officer)