Form 10-Q
period 2026-09-30
TENET HEALTHCARE CORP
filed 2026-10-29
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026

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

As of October 23, 2026, there were 79,588 shares (in thousands) of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Share Amounts in Thousands
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,674	$2,883
Accounts receivable	2,595	2,565
Inventories of supplies, at cost	340	348
Assets held for sale	62	62
Other current assets	2,757	1,991
Total current assets	8,428	7,849
Investments and other assets	3,958	2,883
Deferred income taxes	49	84
Property and equipment, at cost, less accumulated depreciation and amortization ($7,061 at September 30, 2026 and $6,680 at December 31, 2025)	6,290	6,315
Goodwill	11,641	11,198
Other intangible assets, at cost, less accumulated amortization ($1,498 at September 30, 2026 and $1,328 at December 31, 2025)	1,226	1,348
Total assets	$31,592	$29,677
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$164	$79
Accounts payable	1,387	1,360
Accrued compensation and benefits	873	858
Professional and general liability reserves	317	276
Accrued interest payable	213	81
Income tax payable	22	—
Other current liabilities	2,342	1,809
Total current liabilities	5,318	4,463
Long-term debt, net of current portion	13,079	13,092
Professional and general liability reserves	979	951
Defined benefit plan obligations	238	245
Deferred income taxes	529	240
Other long-term liabilities	1,855	1,713
Total liabilities	21,998	20,704
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,179	2,956
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500 shares; 159,234 shares issued at September 30, 2026 and 158,612 shares issued at December 31, 2025	8	8
Additional paid-in capital	5,236	4,914
Accumulated other comprehensive loss	(178)	(181)
Retained earnings	6,943	4,415
Common stock in treasury, at cost, 79,650 shares at September 30, 2026 and 71,660 shares at December 31, 2025	(6,565)	(4,936)
Total shareholders’ equity	5,444	4,220
Noncontrolling interests	1,971	1,797
Total equity	7,415	6,017
Total liabilities and equity	$31,592	$29,677
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net operating revenues	$5,631	$5,289	$16,627	$15,783
Revenue from contract termination	646	—	1,472	—
Equity in earnings of unconsolidated affiliates	64	64	180	181
Operating expenses:
Salaries, wages and benefits	2,173	2,204	6,578	6,483
Supplies	983	931	2,928	2,770
Other operating expenses, net	1,184	1,119	3,480	3,328
Depreciation and amortization	217	218	661	632
Impairment and restructuring charges, and acquisition-related costs	37	23	92	66
Litigation and investigation costs (benefit)	6	(11)	36	34
Net gains on sales, consolidation and deconsolidation of facilities	(9)	(20)	(43)	(4)
Operating income	1,750	889	4,547	2,655
Interest expense	(203)	(206)	(612)	(616)
Other non-operating income, net	37	29	121	80
Loss from early extinguishment of debt	(5)	—	(5)	—
Income before income taxes	1,579	712	4,051	2,119
Income tax expense	(360)	(133)	(881)	(396)
Net income	1,219	579	3,170	1,723
Less: Net income available to noncontrolling interests	219	237	642	687
Net income available to Tenet Healthcare Corporation common shareholders	$1,000	$342	$2,528	$1,036

Earnings available to Tenet Healthcare Corporation common shareholders:
Basic earnings per share	$12.48	$3.89	$30.28	$11.37
Diluted earnings per share	$12.41	$3.86	$30.08	$11.28

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	80,134	87,951	83,486	91,109
Diluted	80,600	88,610	84,053	91,805

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,219	$579	$3,170	$1,723
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income, net	2	2	6	6
Unrealized gain (loss) on debt securities held as available-for-sale	(3)	—	(4)	1
Foreign currency translation adjustments and other	1	1	2	—
Other comprehensive income before income taxes	—	3	4	7
Income tax expense related to items of other comprehensive income	(1)	—	(1)	(1)
Total other comprehensive income (loss), net of tax	(1)	3	3	6
Comprehensive net income	1,218	582	3,173	1,729
Less: Comprehensive income available to noncontrolling interests	219	237	642	687
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$999	$345	$2,531	$1,042

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Net income	$3,170	$1,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	661	632
Deferred income tax expense	324	51
Stock-based compensation expense	104	79
Impairment and restructuring charges, and acquisition-related costs	92	66
Litigation and investigation costs	36	34
Net gains on sales, consolidation and deconsolidation of facilities	(43)	(4)
Loss from early extinguishment of debt	5	—
Equity in earnings of unconsolidated affiliates, net of distributions received	(11)	(13)
Amortization of debt discount and debt issuance costs	16	18
Other items, net	(11)	(5)
Changes in cash from operating assets and liabilities:
Accounts receivable	(11)	68
Inventories and other current assets	211	(58)
Income taxes	63	15
Accounts payable, accrued expenses and other current liabilities	(1,042)	237
Other long-term liabilities	46	50
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(103)	(84)
Net cash provided by operating activities	3,507	2,809
Cash flows from investing activities:
Purchases of property and equipment	(546)	(646)
Purchases of businesses or joint venture interests, net of cash acquired	(201)	(266)
Proceeds from sales of facilities and other assets	11	18
Proceeds from sales of marketable securities and long-term investments	66	74
Purchases of marketable securities and long-term investments	(122)	(69)
Other items, net	(26)	3
Net cash used in investing activities	(818)	(886)
Cash flows from financing activities:
Repayments of borrowings	(2,087)	(90)
Proceeds from borrowings	2,041	21
Repurchases of common stock	(1,615)	(1,188)
Debt issuance costs	(22)	—
Distributions paid to noncontrolling interests	(614)	(585)
Proceeds from the sale of noncontrolling interests	33	27
Purchases of noncontrolling interests	(583)	(88)
Repayments of advances from managed care payers	—	(33)
Taxes paid related to net share settlement, net of proceeds from shares issued under stock-based compensation plans	(84)	(47)
Other items, net	33	16
Net cash used in financing activities	(2,898)	(1,967)
Net decrease in cash and cash equivalents	(209)	(44)
Cash and cash equivalents at beginning of period	2,883	3,019
Cash and cash equivalents at end of period	$2,674	$2,975

Supplemental disclosures:
Interest paid, net of capitalized interest	$(464)	$(499)
Income tax payments, net	$(493)	$(329)
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business and Basis of Presentation
Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Our expansive, nationwide care delivery network consists of our Hospital Operations and Services (“Hospital Operations”) and Ambulatory Care segments. As of September 30, 2026, our Hospital Operations segment was comprised of 51 acute care and specialty hospitals, a network of employed physicians and 135 outpatient facilities, including urgent care centers, imaging centers, off-campus hospital emergency departments and micro‑hospitals. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (together with its subsidiaries, “USPI”), which held ownership interests in 535 ambulatory surgery centers and 25 surgical hospitals at September 30, 2026. USPI held noncontrolling interests in 147 of these facilities, which are recorded using the equity method of accounting. In addition, we operate a Global Business Center (“GBC”) in the Philippines.
Our Hospital Operations segment also provides revenue cycle management and value-based care services to hospitals and other healthcare facilities, health systems, physician practices, employers and other clients through Conifer Health Solutions, LLC (“Conifer”), which was a wholly owned subsidiary at September 30, 2026. We owned 76.2% of Conifer at December 31, 2025, and the remaining 23.8% was held by Catholic Health Initiatives (“CHI”), now known as CommonSpirit Health. Prior to January 2026, Conifer provided revenue cycle management services to certain CHI facilities under an amended and restated master services agreement (the “MSA Agreement”), which was scheduled to end on December 31, 2032. On January 27, 2026, we entered into certain agreements with CHI relating to Conifer (collectively, the “Omnibus Agreement”), pursuant to which the parties agreed to, among other things: (1) conclude the MSA Agreement by December 31, 2026; (2) CHI’s payment to us of an aggregate amount equal to $1.900 billion in annual installments over the next three years; provided that, of such amount, $540 million was satisfied on January 27, 2026 by offsetting the $540 million due to CHI from Conifer as described in the next clause; and (3) the reduction of our redeemable noncontrolling interest balance, and an increase in our additional paid-in capital balance associated with the redemption by Conifer of CHI’s minority equity interest in Conifer, in exchange for a payment by Conifer of $540 million, which redemption was effective January 1, 2026. Together, the MSA Agreement and the Omnibus Agreement are referred to herein as the “CHI Agreements”.
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
We adopted the Financial Accounting Standards Board’s Accounting Standards Update 2025‑10, “Government Grants” (“ASU 2025-10”), effective as of January 1, 2026, using the modified prospective approach. We elected to apply the cost accumulation approach for grants related to assets. Under this method, we will initially measure the subject asset on the basis of the cost incurred to acquire or construct the asset, less the monetary grant received or expected to be received, when the grant meets recognition criteria. The adoption of ASU 2025-10 did not result in a change in our method of accounting for grants related to income, and we will continue to reflect the earnings impact of these grants in other income in our condensed consolidated statements of operations. The adoption of this standard did not have a material impact on our financial statements.
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

Operating results for the three and nine-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the demand for, and availability of, qualified medical personnel on compensation costs; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; the impact of cybersecurity incidents on our operations; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long‑lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to cybersecurity incidents, natural disasters and weather‑related occurrences; the potential emergence and effects of future pandemics, epidemics or outbreaks of infectious diseases on our operations, financial condition and liquidity; litigation and investigation costs; fluctuations in the costs associated with our defined contribution retirement plans; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock-based compensation grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes.
Our hospitals and outpatient facilities are subject to various factors that affect our service mix, revenue mix and patient volumes and, thereby, impact our net patient service revenues and results of operations. These factors include, among others: changes in federal and state statutes, regulations and executive orders that affect the healthcare industry directly or indirectly, particularly those impacting government healthcare funding; changes in general economic conditions, including inflation, shortages and outages, whether due to geopolitical conflicts, trade tensions, export control rules, tariffs or other factors; the number of uninsured and underinsured individuals in local communities treated at our facilities; cybersecurity incidents, including those targeting our vendors, and other unanticipated information technology disruptions or outages; disease hotspots and seasonal cycles of illness; weather‑related conditions and natural disasters; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay or permit procedures to be performed in an outpatient rather than inpatient setting; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; performance data on quality measures and patient satisfaction, as well as pricing for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year‑to‑year comparisons as well.
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $2.674 billion and $2.883 billion at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, our book overdrafts were $165 million and $161 million, respectively, which were classified as accounts payable. Also at September 30, 2026 and December 31, 2025, $76 million and $108 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our insurance‑related subsidiaries.
At September 30, 2026 and December 31, 2025, we had $64 million and $111 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $56 million and $102 million, respectively, were included in accounts payable.
During the nine months ended September 30, 2026 and 2025, we recorded right‑of‑use assets related to non‑cancellable finance leases of $79 million and $45 million, respectively, and related to non‑cancellable operating leases of $293 million and $268 million, respectively.

Goodwill
The following table presents information on changes in the carrying amount of goodwill for each of our segments:

	Nine Months Ended September 30,
	2026	2025
Hospital Operations:
Goodwill at beginning of period, net of accumulated impairment losses	$2,697	$2,697
Goodwill acquired during the period, net of purchase price allocation adjustments	—	—
Goodwill at end of period, net of accumulated impairment losses	2,697	2,697

Ambulatory Care:
Goodwill at beginning of period	8,501	7,994
Goodwill acquired during the period, net of purchase price allocation adjustments	446	467
Goodwill related to assets held for sale and disposed or deconsolidated facilities	(3)	—
Goodwill at end of period	8,944	8,461
Total goodwill, net of accumulated impairment losses	$11,641	$11,158
Other Intangible Assets
The following table presents information regarding the other intangible assets included in the accompanying Condensed Consolidated Balance Sheets:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2026:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,557	$(1,253)	$304
Contracts	241	(228)	13
Other	23	(17)	6
Other intangible assets with finite useful lives	1,821	(1,498)	323

Other intangible assets with indefinite useful lives:
Trade names	121	—	121
Contracts	773	—	773
Other	9	—	9
Other intangible assets with indefinite useful lives	903	—	903
Total other intangible assets, net	$2,724	$(1,498)	$1,226

At December 31, 2025:
Other intangible assets with finite useful lives:
Capitalized software costs	$1,511	$(1,166)	$345
Contracts	241	(148)	93
Other	42	(14)	28
Other intangible assets with finite useful lives	1,794	(1,328)	466

Other intangible assets with indefinite useful lives:
Trade names	105	—	105
Contracts	773	—	773
Other	4	—	4
Other intangible assets with indefinite useful lives	882	—	882
Total other intangible assets, net	$2,676	$(1,328)	$1,348

The table below presents our estimated future amortization of intangible assets with finite useful lives at September 30, 2026:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2026	2027	2028	2029	2030
Amortization of intangible assets	$323	$41	$94	$72	$50	$29	$37
We recognized amortization expense of $107 million and $122 million in the accompanying Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026 and 2025, respectively.
Other Current Assets
The principal components of other current assets in the accompanying Condensed Consolidated Balance Sheets are presented below:

	September 30, 2026	December 31, 2025
Prepaid expenses	$360	$423
Contract assets	288	188
California provider fee program receivables	378	493
Receivables from other government programs	523	385
Guarantees	290	138
Non-patient receivables	331	224
Current portion of note receivable	434	—
Other	153	140
Total other current assets	$2,757	$1,991
Under the terms of the Omnibus Agreement, in January 2026, CHI executed and delivered a $1.360 billion non‑interest‑bearing promissory note to us (the “CHI Note Receivable”). The CHI Note Receivable requires three annual payments of approximately $453 million, with the first two payments due in January 2027 and January 2028 and the final payment, together with any unpaid principal, due in January 2029. Of the CHI Note Receivable’s carrying amount, which is recorded at present value, $434 million was included in other current assets and $828 million was included in investments and other assets in the accompanying Condensed Consolidated Balance Sheet at September 30, 2026.
Investments in Unconsolidated Affiliates
As of September 30, 2026, we controlled 413 of the facilities in our Ambulatory Care segment and, therefore, consolidated their results. We account for many of the facilities in which our Ambulatory Care segment holds ownership interests (147 of 560 at September 30, 2026), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in our condensed consolidated statements of operations. Summarized financial information for equity method investees is presented in the following table. For investments acquired during the reported periods, amounts in the table include 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net operating revenues	$960	$924	$2,791	$2,700
Net income	$252	$247	$714	$692
Net income available to the investees	$140	$133	$400	$382

NOTE 2. ACCOUNTS RECEIVABLE AND CONTRACT BALANCES
Accounts Receivable
The principal components of accounts receivable are presented in the table below:

	September 30, 2026	December 31, 2025
Patient accounts receivable	$2,467	$2,418
Estimated future recoveries	126	148
Cost reports and settlements receivable (payable), net of valuation allowances	2	(1)
Accounts receivable, net	$2,595	$2,565
Contract Balances
The following table presents the opening and closing balances of our Hospital Operations segment’s contract assets and liabilities:

	Current Receivables	Contract Assets – Unbilled Revenue	Long-Term Receivables	Contract Liabilities – Current Deferred Revenue	Contract Liabilities – Long-Term Deferred Revenue
December 31, 2025	$26	$188	$—	$88	$13
September 30, 2026	513	288	828	279	6
Increase (decrease)	$487	$100	$828	$191	$(7)

December 31, 2024	$28	$190	$—	$80	$13
September 30, 2025	74	178	—	85	13
Increase (decrease)	$46	$(12)	$—	$5	$—
The changes in our contract assets and liabilities from December 31, 2025 to September 30, 2026 were primarily attributable to the terms of the Omnibus Agreement, the effects of which are further discussed in Note 9. During the nine months ended September 30, 2026 and 2025, we recognized revenue totaling $75 million and $60 million, respectively, from our revenue cycle management services that was included in the opening current deferred revenue liability. This revenue consists primarily of prepayments for those contract clients who were billed in advance, changes in estimates related to metric‑based services and up‑front integration services that are recognized over the service period.
Uninsured and Charity Care Patient Costs
The following table presents our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Estimated costs for:
Uninsured patients	$144	$99	$384	$317
Charity care patients	37	45	106	104
Total estimated costs for uninsured and charity care patients	$181	$144	$490	$421
NOTE 3. DISPOSITION OF ASSETS AND LIABILITIES
At both September 30, 2026 and December 31, 2025, our assets classified as held for sale consisted of a building we own in West Palm Beach, Florida. The carrying amount of the building was $62 million at September 30, 2026 and December 31, 2025.
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION‑RELATED COSTS
During the nine months ended September 30, 2026, we recorded impairment and restructuring charges and acquisition‑related costs of $92 million, consisting of $54 million of restructuring charges, $25 million of impairment charges and $13 million of acquisition‑related transaction costs. Restructuring charges during this period included $31 million of employee severance costs, $9 million related to the transition of various administrative functions to our GBC, $6 million of contract and lease termination fees, and $8 million of other restructuring costs. Impairment charges recognized during the nine months ended September 30, 2026 primarily related to the write-down of long-lived and other assets associated with Ambulatory Care segment facilities closed during the period.

During the nine months ended September 30, 2025, we recorded impairment and restructuring charges and acquisition‑related costs of $66 million, consisting of $33 million of restructuring charges, $20 million of acquisition‑related transaction costs and impairment charges totaling $13 million. Restructuring charges during this period included $12 million of contract and lease termination fees, $10 million related to the transition of various administrative functions to our GBC, $5 million of employee severance costs, and $6 million of other restructuring costs.
NOTE 5. LONG-TERM DEBT
The table below presents our long‑term debt included in the accompanying Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Senior unsecured notes:
6.125% due 2028	$1,250	$1,750
6.875% due 2031	362	362
6.000% due 2033	750	750
6.250% due 2034	2,000	—
Senior secured first lien notes:
5.125% due 2027	—	1,500
4.625% due 2028	600	600
4.250% due 2029	1,400	1,400
4.375% due 2030	1,450	1,450
6.125% due 2030	2,000	2,000
6.750% due 2031	1,350	1,350
5.500% due 2032	1,500	1,500
Finance leases, mortgages and other notes	679	603
Unamortized issue costs and note discounts	(98)	(94)
Total long-term debt	13,243	13,171
Less: Current portion	164	79
Long-term debt, net of current portion	$13,079	$13,092
At September 30, 2026, we had senior unsecured notes and senior secured first lien notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates ranging from 4.250% to 6.875% and require semi‑annual interest payments in arrears. Payment of the principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from June 2028 through September 2034.
In September 2026, we issued $2.000 billion in aggregate principal amount of 6.250% senior unsecured notes, which are due in September 2034 (the “2034 Senior Notes”). We will pay interest on the 2034 Senior Notes semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2027. We used the net issuance proceeds, together with cash on hand, to finance the redemption of all $1.500 billion in aggregate principal amount of our 5.125% senior secured first lien notes due November 2027 and the redemption of $500 million of the then outstanding $1.750 billion aggregate principal amount of our 6.125% senior unsecured notes due October 2028.
We have a senior secured revolving credit facility (the “Credit Agreement”) that provides for revolving loans in an aggregate principal amount of up to $1.900 billion with a $200 million subfacility for standby letters of credit. Our borrowing availability, which is calculated by reference to a borrowing base that is determined by specified percentages of eligible accounts receivable, eligible inventory and Medicaid supplemental payments, was $1.900 billion at September 30, 2026. On that date, we had no cash borrowings and less than $1 million of standby letters of credit outstanding under the Credit Agreement.
In addition, we have a letter of credit facility (as amended to date, the “LC Facility”) that provides for the issuance, from time to time, of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At September 30, 2026, we had $105 million of standby letters of credit outstanding under the LC Facility.
NOTE 6. GUARANTEES
At September 30, 2026, the maximum potential amount of future payments under our revenue guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital‑based physician groups providing certain services at our hospitals was $328 million. We had a total liability of $290 million recorded for these guarantees included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2026.

We have also issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $83 million at September 30, 2026.
NOTE 7. EMPLOYEE BENEFIT PLANS
The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025 include $104 million and $79 million, respectively, of pre-tax compensation costs related to our stock‑based compensation arrangements.
Stock Options
As of September 30, 2026, there were 114,924 stock options outstanding under our stock-based compensation plans, which had a weighted average exercise price per share of $24.72. During the nine months ended September 30, 2026 and 2025, 29,757 and 22,616 stock options, respectively, were exercised with an aggregate intrinsic value of $7 million and $4 million, respectively. Other than these exercises, there was no activity related to our stock options during either of the nine-month periods ended September 30, 2026 or 2025. All outstanding options were vested and exercisable at September 30, 2026, and the options collectively had an aggregate intrinsic value of $27 million.
Restricted Stock Units
The following table presents information about our restricted stock unit (“RSU”) activity during the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2025	1,440,379	$111.02
Granted	253,115	$248.96
Performance-based adjustment	350,583	$110.83
Vested	(879,399)	$105.37
Forfeited	(29,579)	$164.52
Unvested at September 30, 2026	1,135,099	$172.81
During the nine months ended September 30, 2026, we granted 124,019 RSUs that vest over periods ranging from one to three years. In addition, we granted 129,096 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2026 to 2028. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 129,096 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 350,583 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
During the nine months ended September 30, 2025, we granted 317,154 RSUs that vest over periods ranging from one to four years. In addition, we granted 279,769 performance-based RSUs, the vesting of which is contingent on our achievement of specified performance goals for the years 2025 to 2028. Provided the goals are achieved, the performance‑based RSUs that could vest will range from 0% to 250% of the 279,769 units granted, depending on our level of achievement with respect to the performance goals. During the same period, we issued an additional 255,386 RSUs that vested immediately as a result of our level of achievement with respect to previously awarded performance-based RSUs.
The fair value of an RSU is based on our share price on the grant date. The fair value of an RSU with a market‑based condition is estimated through the use of a Monte Carlo simulation. Significant inputs used in our valuation of these RSUs included the following:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	39.0% - 43.8%	36.6% - 48.0%
Risk-free interest rate	3.4% - 3.5%	4.1% - 4.3%

NOTE 8. EQUITY
The following tables present the changes in consolidated equity (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2025	86,952	$8	$4,914	$(181)	$4,415	$(4,936)	$1,797	$6,017
Net income	—	—	—	—	702	—	93	795
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(75)	(75)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases of businesses and noncontrolling interests, net	—	—	270	—	—	—	84	354
Repurchases of common stock	(1,346)	—	—	—	—	(320)	—	(320)
Stock-based compensation expense, tax benefit and issuance of common stock	518	—	(60)	—	—	—	—	(60)
Balances at March 31, 2026	86,124	8	5,124	(179)	5,117	(5,256)	1,899	6,713
Net income	—	—	—	—	826	—	106	932
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(78)	(78)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases (sales) of businesses and noncontrolling interests, net	—	—	22	—	—	—	(28)	(6)
Repurchases of common stock	(5,675)	—	—	—	—	(1,052)	—	(1,052)
Stock-based compensation expense, tax benefit and issuance of common stock	58	—	46	—	—	—	—	46
Balances at June 30, 2026	80,507	8	5,192	(177)	5,943	(6,308)	1,899	6,557
Net income	—	—	—	—	1,000	—	101	1,101
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(98)	(98)
Other comprehensive loss	—	—	—	(1)	—	—	—	(1)
Purchases of businesses and noncontrolling interests, net	—	—	7	—	—	—	69	76
Repurchases of common stock	(970)	—	—	—	—	(257)	—	(257)
Stock-based compensation expense, tax benefit and issuance of common stock	47	—	37	—	—	—	—	37
Balances at September 30, 2026	79,584	$8	$5,236	$(178)	$6,943	$(6,565)	$1,971	$7,415

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2024	95,109	$8	$4,873	$(180)	$3,008	$(3,538)	$1,649	$5,820
Net income	—	—	—	—	406	—	95	501
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(89)	(89)
Other comprehensive income	—	—	—	2	—	—	—	2
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(35)	—	—	—	41	6
Repurchases of common stock	(2,629)	—	—	—	—	(351)	—	(351)
Stock-based compensation expense, tax benefit and issuance of common stock	405	—	(12)	—	—	—	—	(12)
Balances at March 31, 2025	92,885	8	4,826	(178)	3,414	(3,889)	1,696	5,877
Net income	—	—	—	—	288	—	105	393
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	1	—	—	—	1
Purchases of businesses and noncontrolling interests, net	—	—	10	—	—	—	9	19
Repurchases of common stock	(4,601)	—	—	—	—	(753)	—	(753)
Stock-based compensation expense, tax benefit and issuance of common stock	60	—	22	—	—	—	—	22
Balances at June 30, 2025	88,344	8	4,858	(177)	3,702	(4,642)	1,727	5,476
Net income	—	—	—	—	342	—	106	448
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(102)	(102)
Other comprehensive income	—	—	—	3	—	—	—	3
Purchases (sales) of businesses and noncontrolling interests, net	—	—	(9)	—	—	—	38	29
Repurchases of common stock	(598)	—	—	—	—	(94)	—	(94)
Stock-based compensation expense, tax benefit and issuance of common stock	121	—	23	—	—	—	—	23
Balances at September 30, 2025	87,867	$8	$4,872	$(174)	$4,044	$(4,736)	$1,769	$5,783
Nonredeemable Noncontrolling Interests
The table below presents our nonredeemable noncontrolling interests balances by segment:

	September 30, 2026	December 31, 2025
Hospital Operations	$215	$211
Ambulatory Care	1,756	1,586
Total nonredeemable noncontrolling interests	$1,971	$1,797
The table below presents our net income available to nonredeemable noncontrolling interests by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hospital Operations	$7	$9	$26	$33
Ambulatory Care	94	97	274	273
Total net income available to nonredeemable noncontrolling interests	$101	$106	$300	$306
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
The table below presents repurchase activity under our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
January 1 through September 30, 2026
January 1 through January 31, 2026	—	$—	—	$1,490
February 1 through February 28, 2026	—	$—	—	$1,490
March 1 through March 31, 2026	1,346	$236.30	1,346	$1,172
April 1 through April 30, 2026	—	$—	—	$1,172
May 1 through May 31, 2026	4,031	$190.26	4,031	$405
June 1 through June 30, 2026	1,644	$167.20	1,644	$2,130
July 1 through July 31, 2026	—	$—	—	$2,130
August 1 through August 31, 2026	511	$260.16	511	$1,997
September 1 through September 30, 2026	459	$265.71	459	$1,875

January 1 through September 30, 2025
January 1 through January 31, 2025	—	$—	—	$1,376
February 1 through February 28, 2025	1,800	$134.98	1,800	$1,133
March 1 through March 31, 2025	829	$126.67	829	$1,028
April 1 through April 30, 2025	—	$—	—	$1,028
May 1 through May 31, 2025	2,456	$157.57	2,456	$641
June 1 through June 30, 2025	2,145	$167.83	2,145	$281
July 1 through July 31, 2025	598	$155.43	598	$1,688
August 1 through August 31, 2025	—	$—	—	$1,688
September 1 through September 30, 2025	—	$—	—	$1,688
NOTE 9. NET OPERATING REVENUES
The table below presents our sources of net operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$532	$512	$1,631	$1,590
Medicaid	416	404	1,277	1,163
Managed care	2,490	2,374	7,354	7,197
Uninsured	4	15	13	50
Indemnity and other	150	157	459	395
Total	3,592	3,462	10,734	10,395
Other revenues(1)	668	552	1,814	1,649
Total Hospital Operations	4,260	4,014	12,548	12,044
Ambulatory Care	1,371	1,275	4,079	3,739
Net operating revenues	$5,631	$5,289	$16,627	$15,783

(1)	Primarily revenue from physician practices and revenue cycle management.
During the three months ended September 30, 2026, we assessed the periods over which we expect to satisfy the performance obligations under the CHI Agreements based on our current transition progress. We will substantially complete the transition of revenue cycle management services by October 30, 2026 rather than December 31, 2026, as we originally expected. As a result, in the three months ended September 30, 2026, we recognized cumulative catch-up adjustments that increased revenue from contract termination by $233 million and other revenues, included in net operating revenues, by $97 million. See Note 1 for additional information regarding the CHI Agreements.

The table below presents the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net patient service revenues	$1,317	$1,222	$3,901	$3,579
Revenue from other sources	54	53	178	160
Net operating revenues	$1,371	$1,275	$4,079	$3,739
Performance Obligations
The following table presents revenue from revenue cycle management services that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period:

		Three Months Ending	Years Ending				Later Years
			December 31,
	Total	2026	2027	2028	2029	2030
Performance obligations	$734	$276	$95	$95	$95	$95	$78
The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume‑ or contingency‑based contracts, variable‑based escalators, performance incentives, penalties or other variable consideration that is considered constrained. The majority of the fixed-fee revenue for the three months ending December 31, 2026 in the table above relates to the CHI Agreements, as further discussed in Note 1.
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
Professional and General Liability Reserves
We are self‑insured for the majority of our professional and general liability claims, and we purchase insurance from third parties to cover catastrophic claims. At September 30, 2026 and December 31, 2025, the aggregate current and long‑term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $1.296 billion and $1.227 billion, respectively. These accruals include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Malpractice expense of $296 million and $243 million was included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 11. CLAIMS AND LAWSUITS
We operate in a highly regulated and litigious industry. We and our subsidiaries are subject to investigations by various government agencies, and we have been and expect to continue to be party to class action lawsuits, employment‑related claims, private litigation and other legal actions in the ordinary course of business. We record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and we can reasonably estimate the amount of the loss or a range of loss. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts, and other information and events pertaining to a particular matter; however, our assessments are subject to significant uncertainty regarding numerous factors that could affect the ultimate loss levels. If a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss.
We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us; however, we believe that the ultimate resolution of our existing ordinary‑course claims and lawsuits will not have a material effect on our overall business or financial condition. Given the inherent uncertainties associated with material legal matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for a particular reporting period.
The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs:

	Balance at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balance at End of Period
Nine months ended September 30, 2026	$38	$36	$(50)	$5	$29
Nine months ended September 30, 2025	$20	$34	$(29)	$2	$27
NOTE 12. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES
The following table presents the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries:

	Nine Months Ended September 30,
	2026	2025
Balances at beginning of period	$2,956	$2,727
Net income	342	381
Distributions paid to noncontrolling interests	(365)	(311)
Purchases and sales of businesses and noncontrolling interests, net	(754)	120
Balances at end of period	$2,179	$2,917
As previously discussed, we redeemed CHI’s minority equity interest in Conifer effective January 1, 2026. This redemption resulted in an $846 million decrease in our redeemable noncontrolling interests balance and a $306 million increase in our additional paid-in capital balance in the nine months ended September 30, 2026. See Note 1 for additional information regarding this transaction.
The following tables present the composition by segment of our redeemable noncontrolling interests balances, as well as our net income available to redeemable noncontrolling interests:

	September 30, 2026	December 31, 2025
Hospital Operations	$45	$905
Ambulatory Care	2,134	2,051
Redeemable noncontrolling interests	$2,179	$2,956

	Nine Months Ended September 30,
	2026	2025
Hospital Operations	$1	$82
Ambulatory Care	341	299
Net income available to redeemable noncontrolling interests	$342	$381

NOTE 13. INCOME TAXES
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before income taxes by the statutory federal tax rate is presented below:

	Nine Months Ended September 30,
	2026		2025
	Amount	Percent	Amount	Percent
Tax expense at statutory federal rate	$850	21.0%	$445	21.0%
Domestic federal tax:
Nontaxable or nondeductible items:
Tax benefit attributable to noncontrolling interests	(135)	(3.3)%	(144)	(6.8)%
Other	27	0.6%	23	1.1%
Stock-based compensation tax benefit	(16)	(0.4)%	(6)	(0.3)%
Other	5	0.1%	—	—%
State and local income taxes, net of federal income tax effect	145	3.6%	80	3.8%
Changes in valuation allowances	(6)	(0.2)%	(2)	(0.1)%
Changes in prior year unrecognized tax benefits	11	0.3%	—	—%
Income tax expense	$881	21.7%	$396	18.7%
Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income available to noncontrolling interests was deducted from pre-tax income.
Income tax expense in the nine months ended September 30, 2026 included $7 million attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of September 30, 2026 was $77 million, all of which, if recognized, would affect our effective tax rate and income tax expense.
Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our condensed consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at September 30, 2026 were $16 million.

NOTE 14. EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of our basic and diluted earnings per common share calculations. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2026
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$1,000	80,134	$12.48
Effect of dilutive instruments	—	466	(0.07)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$1,000	80,600	$12.41

Three Months Ended September 30, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$342	87,951	$3.89
Effect of dilutive instruments	—	659	(0.03)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$342	88,610	$3.86

Nine Months Ended September 30, 2026
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$2,528	83,486	$30.28
Effect of dilutive instruments	—	567	(0.20)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$2,528	84,053	$30.08

Nine Months Ended September 30, 2025
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$1,036	91,109	$11.37
Effect of dilutive instruments	—	696	(0.09)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$1,036	91,805	$11.28
Dilutive instruments during the three and nine months ended September 30, 2026 and 2025 included stock options, RSUs, convertible long‑term incentive awards and deferred compensation units.
NOTE 15. FAIR VALUE MEASUREMENTS
We employ a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Our valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2 and Level 3) of the fair value hierarchy are disclosed in Note 21 to our Annual Report.
The following table presents information about assets measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values at December 31, 2025. There were no significant non-recurring fair value measurements at September 30, 2026.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Long-lived assets held for sale	$62	$—	$62	$—
Financial Instruments
The fair value of our long‑term debt (except for any borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs. At September 30, 2026 and December 31, 2025, the estimated fair value of our long‑term debt was approximately 97.3% and 100.9%, respectively, of the carrying value of the debt. The inputs used to estimate the fair value of the CHI Note Receivable are considered to be Level 3 inputs. At September 30, 2026, the estimated fair value of the CHI Note Receivable was approximately 100.0% of its carrying value.
NOTE 16. ACQUISITIONS
During the nine months ended September 30, 2026, we used $201 million of cash for acquisition-related activity, of which $198 million related to acquisitions and consolidations completed during that period and $3 million related to measurement‑period adjustments for acquisitions completed during 2025. During the nine months ended September 30, 2025, we used $266 million of cash for acquisition‑related activity, of which $257 million related to acquisitions and consolidations completed during that period and $9 million related to measurement‑period adjustments for acquisitions completed during 2024.
We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase prices allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2026 and 2025 are preliminary. We are in the process of assessing working capital balances and lease and other agreements assumed, as well as obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, and noncontrolling interests. Therefore, those purchase price allocations, including goodwill, recorded in the accompanying Condensed Consolidated Financial Statements are subject to adjustment once the assessments and valuation work are completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature. During the nine months ended September 30, 2026, we adjusted the preliminary purchase price allocations of certain Ambulatory Care segment acquisitions completed in 2025 based on the results of completed valuations and post‑closing working capital adjustments. These adjustments resulted in an increase of $5 million in goodwill recognized.
The table below presents the preliminary or final purchase price allocations for acquisitions made during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Current assets	$30	$49
Property and equipment	33	39
Other intangible assets	6	13
Goodwill	441	477
Long-term operating lease assets	23	86
Other long-term assets	4	—
Previously held investments in unconsolidated affiliates	(19)	(80)
Current liabilities	(13)	(35)
Current portion of long-term lease liabilities	(3)	(6)
Long-term operating lease liabilities	(20)	(81)
Other long-term liabilities	(24)	(12)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(123)	(135)
Noncontrolling interests	(114)	(70)
Cash paid, net of cash acquired	(198)	(257)
Gains (losses) on consolidations	$23	$(12)
The goodwill generated from our 2026 acquisitions, the majority of which we believe will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Goodwill recognized related to our acquisition activity during the nine months ended September 30, 2026 was primarily attributable to our Ambulatory Care segment.

NOTE 17. SEGMENT INFORMATION
The following tables present amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, as applicable.

	September 30, 2026	December 31, 2025
Assets:
Hospital Operations	$17,987	$16,586
Ambulatory Care	13,605	13,091
Total	$31,592	$29,677

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures:
Hospital Operations	$158	$242	$436	$556
Ambulatory Care	40	38	110	90
Total	$198	$280	$546	$646

Depreciation and amortization:
Hospital Operations	$175	$182	$537	$522
Ambulatory Care	42	36	124	110
Total	$217	$218	$661	$632

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Hospital Operations	Ambulatory Care	Total	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,260	$1,371	$5,631	$12,548	$4,079	$16,627
Equity in earnings of unconsolidated affiliates	—	64	64	1	179	180

Less:
Salaries, wages and benefits	1,848	325	2,173	5,585	993	6,578
Supplies	616	367	983	1,835	1,093	2,928
Other operating expenses, net	978	206	1,184	2,871	609	3,480
Adjusted EBITDA	$818	$537	1,355	$2,258	$1,563	3,821

Reconciliation of Adjusted EBITDA:
Revenue from contract termination			646			1,472
Depreciation and amortization			(217)			(661)
Impairment and restructuring charges, and acquisition-related costs			(37)			(92)
Litigation and investigation costs			(6)			(36)
Interest expense			(203)			(612)
Loss from early extinguishment of debt			(5)			(5)
Other non-operating income, net			37			121
Net gains on sales, consolidation and deconsolidation of facilities			9			43
Income before income taxes			$1,579			$4,051

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Hospital Operations	Ambulatory Care	Total	Hospital Operations	Ambulatory Care	Total
Net operating revenues	$4,014	$1,275	$5,289	$12,044	$3,739	$15,783
Equity in earnings of unconsolidated affiliates	1	63	64	5	176	181

Less:
Salaries, wages and benefits	1,888	316	2,204	5,558	925	6,483
Supplies	594	337	931	1,783	987	2,770
Other operating expenses, net	926	193	1,119	2,771	557	3,328
Adjusted EBITDA	$607	$492	1,099	$1,937	$1,446	3,383

Reconciliation of Adjusted EBITDA:
Depreciation and amortization			(218)			(632)
Impairment and restructuring charges, and acquisition-related costs			(23)			(66)
Litigation and investigation benefit (costs)			11			(34)
Interest expense			(206)			(616)
Other non-operating income, net			29			80
Net gains on sales, consolidation and deconsolidation of facilities			20			4
Income before income taxes			$712			$2,119

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
•Liquidity and Capital Resources
•Critical Accounting Estimates
Our business consists of our Hospital Operations and Services (“Hospital Operations”) segment and our Ambulatory Care segment. Our Hospital Operations segment is comprised of our acute care and specialty hospitals, a network of employed physicians and ancillary outpatient facilities. At September 30, 2026, our subsidiaries operated 51 hospitals serving primarily urban and suburban communities in eight states. Our Hospital Operations segment also included 135 outpatient facilities, including urgent care centers, imaging centers, off-campus hospital emergency departments and micro‑hospitals, at September 30, 2026. In addition, our Hospital Operations segment provides revenue cycle management and value-based care services to hospitals and other healthcare facilities, health systems, physician practices, employers and other clients through Conifer Health Solutions, LLC (“Conifer”).
Our Ambulatory Care segment, through USPI Holding Company, Inc. (together with its subsidiaries, “USPI”), held ownership interests in 535 ambulatory surgery centers (each, an “ASC”), 406 of which are consolidated, and 25 surgical hospitals, seven of which are consolidated, in 37 states at September 30, 2026. USPI’s facilities offer a range of procedures and service lines, including, among other specialties: orthopedics, total joint replacement, and spinal and other musculoskeletal procedures; gastroenterology; pain management; otolaryngology (ear, nose and throat); ophthalmology; and urology.
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
In certain cases, information presented in MD&A for our Hospital Operations segment is described as presented on a same‑hospital basis, which includes facilities we operated for the entirety of the periods presented. For the nine-month periods ended September 30, 2026 and 2025, information presented on a same‑hospital basis includes the results of our same 49 hospitals and those outpatient centers we operated throughout both periods, and excludes the results of: Nacogdoches Medical Center South Campus, the acute care hospital we opened in Texas in August 2026; Florida Coast Medical Center, the acute care hospital we opened in Florida in September 2025; businesses classified as discontinued operations for accounting purposes during those periods; and other ancillary facilities acquired or divested during the reporting periods that have a limited financial or operational impact. We present same‑hospital data because we believe it provides investors with useful information regarding the performance of our current portfolio of hospitals and other operations that are comparable for the periods presented. Furthermore, same‑hospital data may more clearly reflect recent trends we are experiencing with respect to volumes, revenues and expenses exclusive of variations caused by the addition or disposition of individual hospitals and other operations.
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
MANAGEMENT OVERVIEW
OPERATING ENVIRONMENT AND TRENDS
In the Management Overview section of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), we described several key trends that continue to impact the healthcare industry, along with other factors affecting our business environment and operations, including the potential impact of changes in federal and state healthcare laws, regulations, funding policies and reimbursement practices. We continue to monitor developments affecting Medicaid funding, health insurance marketplace enrollment and payer mix. Thus far in 2026, we have experienced a decrease in admissions among patients with coverage through health insurance exchanges, resulting in an unfavorable shift in our payer mix. We are also monitoring broader economic conditions, including inflationary pressures and the influence of geopolitical dynamics, trade tensions, tariffs and export control rules on pricing and availability within global supply chains. These challenges underscore the importance of operational discipline and adaptive cost management as we navigate the evolving healthcare landscape.
STRATEGIES
We remain focused on executing the strategies described in the Management Overview section of MD&A in our Annual Report, including expanding our Ambulatory Care segment, driving growth in our Hospital Operations segment, improving the customer care experience, improving profitability and managing our capital structure. For additional information regarding these strategies, refer to the above‑referenced section in our Annual Report.
We continue to pursue advantageous opportunities to grow our portfolio of hospitals and other healthcare facilities. In August 2026, we expanded our footprint in Nacogdoches, Texas, with the opening of the 210‑bed Nacogdoches Medical Center South Campus, as well as a 21‑bed inpatient rehabilitation center.
Our ability to execute on our strategies and respond to trends in the current operating environment is subject to numerous risks and uncertainties, all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward‑Looking Statements and Risk Factors sections in Part I of our Annual Report.

RECENT RESULTS OF OPERATIONS
The following table presents selected operating statistics for our Hospital Operations and Ambulatory Care segments on a continuing operations basis. Unless otherwise indicated, comparisons of results of operations for the three months ended September 30, 2026 are to the corresponding period in 2025.

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	51	50	1	(1)
Total admissions	122,790	118,852	3.3%
Adjusted admissions	223,640	215,460	3.8%
Paying admissions (excludes charity and uninsured)	115,995	113,458	2.2%
Charity and uninsured admissions	6,795	5,394	26.0%
Admissions through emergency department	92,095	88,579	4.0%
Emergency department visits, outpatient	463,874	443,006	4.7%
Total emergency department visits	555,969	531,585	4.6%
Total surgeries	68,732	69,046	(0.5)%
Patient days — total	585,295	569,766	2.7%
Adjusted patient days	1,028,995	995,666	3.3%
Average length of stay (days)	4.77	4.79	(0.4)%
Average licensed beds	12,677	12,452	1.8%
Utilization of licensed beds	50.2%	49.7%	0.5%	(1)
Total visits	1,353,406	1,361,469	(0.6)%
Paying visits (excludes charity and uninsured)	1,228,410	1,249,565	(1.7)%
Charity and uninsured visits	124,996	111,904	11.7%
Ambulatory Care:
Total consolidated facilities (at end of period)	413	406	7	(1)
Total consolidated cases	508,958	491,782	3.5%

(1)	The change is the difference between the 2026 and 2025 amounts or percentages presented.
Total admissions increased by 3,938, or 3.3%, total emergency department visits increased by 24,384, or 4.6%, and charity and uninsured admissions increased by 1,401, or 26.0%, in the three months ended September 30, 2026. The 3.5% increase in our Ambulatory Care segment’s total consolidated cases in the three months ended September 30, 2026 was primarily attributable to incremental case volume from our 2025 and 2026 acquisitions and de novo development, partially offset by a decrease in same-facility case volume and the impact of the closure and sale of certain facilities.
The following table presents net operating revenues by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025
Hospital Operations	$4,260	$4,014	6.1%
Ambulatory Care	1,371	1,275	7.5%
Total	$5,631	$5,289	6.5%
Consolidated net operating revenues increased by $342 million, or 6.5%, in the three months ended September 30, 2026. The increase of $246 million, or 6.1%, in our Hospital Operations segment’s net operating revenues for the three‑month period in 2026 was driven by higher patient volumes as well as continued pricing strength, partially offset by a less favorable payer mix.
Additionally, we previously entered into certain agreements with Catholic Health Initiatives (“CHI”), now known as CommonSpirit Health, relating to Conifer, whereby the parties agreed, in part, to the early conclusion and transition of our revenue cycle management services by December 31, 2026 (collectively, the “CHI Agreements”). During the three months ended September 30, 2026, we assessed the periods over which we expect to satisfy the performance obligations under the CHI Agreements based on our current transition progress. We will substantially complete the transition by October 30, 2026 rather than December 31, 2026, as originally expected. As a result, in the three months ended September 30, 2026, we recognized a cumulative catch-up adjustment that increased net operating revenues by $97 million. See Note 1 to the accompanying Condensed Consolidated Financial Statements for additional information regarding the CHI Agreements.

Net operating revenues in our Ambulatory Care segment increased by $96 million, or 7.5%, in the three months ended September 30, 2026. This change was primarily driven by our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities. Same-facility revenue growth, driven by incremental revenue from negotiated commercial rate increases and the addition of new service lines, also contributed to this increase.
The following table presents information about selected operating expenses by segment on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025
Hospital Operations:
Salaries, wages and benefits	$1,848	$1,888	(2.1)%
Supplies	616	594	3.7%
Other operating expenses, net	978	926	5.6%
Total	$3,442	$3,408	1.0%
Ambulatory Care:
Salaries, wages and benefits	$325	$316	2.8%
Supplies	367	337	8.9%
Other operating expenses, net	206	193	6.7%
Total	$898	$846	6.1%
Total:
Salaries, wages and benefits	$2,173	$2,204	(1.4)%
Supplies	983	931	5.6%
Other operating expenses, net	1,184	1,119	5.8%
Total	$4,340	$4,254	2.0%
Rent/lease expense(1):
Hospital Operations	$55	$56	(1.8)%
Ambulatory Care	50	46	8.7%
Total	$105	$102	2.9%

(1)	Included in other operating expenses, net.
The following table presents information about our Hospital Operations segment’s selected operating expenses per adjusted admission on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025
Salaries, wages and benefits per adjusted admission	$8,261	$8,761	(5.7)%
Supplies per adjusted admission	2,757	2,754	0.1%
Other operating expenses, net per adjusted admission	4,376	4,299	1.8%
Total per adjusted admission	$15,394	$15,814	(2.7)%
Salaries, wages and benefits expense for our Hospital Operations segment decreased by $40 million, or 2.1%, in the three months ended September 30, 2026 primarily due to higher employee benefits cost in the 2025 period, partially offset by higher incentive compensation expense in the 2026 period. On a per adjusted admission basis, salaries, wages and benefits expense decreased by 5.7% in the three months ended September 30, 2026.
Supplies expense for our Hospital Operations segment increased by $22 million, or 3.7%, during the three months ended September 30, 2026. This change was primarily due to higher patient volumes during the 2026 period, partially offset by our continued focus on cost‑efficiency measures. These measures include product standardization, contract management, improved utilization, bulk purchases, focused spending and operational improvements, among others. On a per adjusted admission basis, supplies expense during the three months ended September 30, 2026 was generally consistent with the same period in 2025.
Other operating expenses for our Hospital Operations segment increased by $52 million, or 5.6%, in the three months ended September 30, 2026. This change was primarily attributable to increases in malpractice expense and medical fees during the 2026 period. On a per adjusted admission basis, other operating expenses increased by 1.8% in the three months ended September 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW
Cash and cash equivalents were $2.674 billion as of September 30, 2026 compared to $2.170 billion as of June 30, 2026. Significant cash flow items in the three months ended September 30, 2026 included:
•Net cash provided by operating activities before payments for interest, taxes, restructuring charges, acquisition‑related costs, and litigation costs and settlements of $1.562 billion;
•Net proceeds from the issuance of an aggregate principal amount of $2.000 billion of our 6.250% senior unsecured notes due September 2034 (the “2034 Senior Notes”);
•The redemption, using the issuance proceeds and cash on hand, of all $1.500 billion in aggregate principal amount of our 5.125% senior secured first lien notes due November 2027 (the “2027 Senior Secured First Lien Notes”) and the redemption of $500 million of the then-outstanding $1.750 billion aggregate principal amount of our 6.125% senior unsecured notes due October 2028 (the “2028 Senior Notes”);
•Aggregate payments of $255 million to purchase 970 thousand shares of our common stock;
•Distributions paid to noncontrolling interests totaling $216 million;
•Capital expenditures totaling $198 million;
•Income tax payments of $163 million; and
•Interest payments of $99 million.
Net cash provided by operating activities was $3.507 billion in the nine months ended September 30, 2026 compared to $2.809 billion in the nine months ended September 30, 2025. Key factors contributing to the change between the 2026 and 2025 periods included the following:
•Contract termination payments received of $540 million in the 2026 period;
•Interest payments that were $35 million lower in the 2026 period;
•A $164 million increase in income tax payments during the 2026 period; and
•The timing of working capital items.
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
The following table presents the sources of net patient service revenues for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues from all sources on a continuing operations basis:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2026	2025		2026	2025
Medicare	14.8%	14.8%	—%	15.2%	15.3%	(0.1)%
Medicaid	11.6%	11.7%	(0.1)%	11.9%	11.2%	0.7%
Managed care(2)	69.3%	68.6%	0.7%	68.5%	69.2%	(0.7)%
Uninsured	0.1%	0.4%	(0.3)%	0.1%	0.5%	(0.4)%
Indemnity and other	4.2%	4.5%	(0.3)%	4.3%	3.8%	0.5%

(1)	The change is the difference between the 2026 and 2025 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
Our payer mix on an admissions basis for our hospitals, expressed as a percentage of total admissions from all sources on a continuing operations basis, is presented below:

	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2026	2025		2026	2025
Medicare	17.8%	17.7%	0.1%	18.5%	18.5%	—%
Medicaid	3.8%	3.7%	0.1%	3.8%	3.8%	—%
Managed care(2)	68.7%	70.3%	(1.6)%	68.6%	69.7%	(1.1)%
Charity and uninsured	5.5%	4.5%	1.0%	5.0%	4.3%	0.7%
Indemnity and other	4.2%	3.8%	0.4%	4.1%	3.7%	0.4%

(1)	The change is the difference between the 2026 and 2025 percentages presented.
(2)	Includes Medicare and Medicaid managed care programs.
GOVERNMENT PROGRAMS
The Centers for Medicare & Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services, administers Medicare and co-administers with the individual states both Medicaid and the Children’s Health Insurance Program. A significant portion of our patient volumes and revenues is derived from government healthcare programs; changes in eligibility, coverage, funding and reimbursement under these programs may affect our patient volumes, payer mix, revenues and cash flows.
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
•negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and
•reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in federal fiscal year (“FFY”) 2014 and, under current law, are scheduled to commence for Medicaid payments on October 1, 2027.
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
Over the past several years, various laws and regulations lengthened the enrollment period, expanded income eligibility, and provided enhanced premium tax credits to eligible individuals purchasing Affordable Care Act coverage through state and federal health insurance marketplaces – all of which led to higher enrollment numbers, particularly in states that have not expanded Medicaid. Certain of these provisions expired at the end of 2025, resulting in significant increases in health insurance premiums and decreases in enrollment and insurance coverage. These changes have contributed to a rise in the number of uninsured and shifts of individuals from commercial coverage to government program coverage or other more limited coverage alternatives. Thus far in 2026, we have experienced a decrease in admissions among patients with coverage through health insurance exchanges, resulting in an unfavorable shift in our payer mix. We continue to monitor the extent to which decreases in insurance coverage will adversely affect these metrics and our overall results of operations.
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

Our total net patient service revenues from the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan were $532 million and $512 million for the three months ended September 30, 2026 and 2025, respectively, and $1.631 billion and $1.590 billion for the nine months ended September 30, 2026 and 2025, respectively. A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Updates” below.
Medicaid
Medicaid programs and the corresponding reimbursement methodologies vary from state‑to‑state and from year‑to‑year. In addition to traditional Medicaid programs, we also receive DSH and other supplemental revenues under various state Medicaid programs. All Medicaid patient service revenue is presented net of provider taxes or assessments paid by our hospitals. During the three and nine months ended September 30, 2026 and 2025, revenue from Medicaid programs included $356 million and $346 million, respectively, and $1.107 billion and $1.023 billion, respectively, of revenue attributable to DSH and other supplemental programs. Revenues from Medicaid programs constituted approximately 12% and 11% of the total net patient service revenues of our hospitals and related outpatient facilities for the nine-month periods ended September 30, 2026 and 2025, respectively.
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
Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems—Section 1886(d) of the Social Security Act requires CMS to update Medicare inpatient FFS payment rates for hospitals reimbursed under the inpatient prospective payment systems (“IPPS”) annually. The updates generally become effective October 1, the beginning of the FFY. In August 2026, CMS issued final changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2027 Rates, which release was later updated by CMS’ September 2026 issuance of the 2027 IPPS Final Rule Correction Notice to fix technical and typographical errors (both releases, the “Final IPPS Rule”). According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 1.4% increase in Medicare operating payments for proprietary hospitals in FFY 2027. The Final IPPS Rule includes the following payment and policy changes, among others:
•A market basket increase of 3.2% for Medicare severity‑adjusted diagnosis‑related groups (“MS‑DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also finalized a 0.9% multifactor productivity reduction required by the Affordable Care Act that results in a net operating payment update of 2.3% before budget neutrality adjustments;
•An increase in the cost outlier threshold from $40,397 to $49,346;
•A 3.0% net increase in the capital federal MS‑DRG rate; and
•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share hospital payments.
Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems—In July 2026, CMS released the proposed policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center Payment System for Calendar Year (“CY”) 2027 (“Proposed OPPS/ASC Rule”). CMS projects that the impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 7.4% net increase in Medicare FFS OPPS payments for proprietary hospitals in CY 2027. The proposed net increase includes a favorable 340B Acquired Drug Cost Survey budget neutrality adjustment and a revision to the reduction in overall Medicare FFS OPPS payments due to CMS’ proposal to accelerate the annual offset percentage for non-drug items and services from 0.5% to 3.0% starting in CY 2027. In addition, CMS projects that the impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average increase of 2.4% in Medicare FFS ASC payments.

MANAGED CARE
As described in detail in our Annual Report, in addition to payments from government programs, we receive revenue under contracts with commercial insurers, including both managed care arrangements with various HMOs and PPOs and indemnity‑based agreements. These contracts offer varying structures for patient access, utilization and reimbursement. Our top 10 managed care payers generated 66% of our managed care net patient service revenues for the nine months ended September 30, 2026. During the same period, national payers generated 51% of our managed care net patient service revenues; the remainder came from regional or local payers.
The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended September 30, 2026 and 2025 was $2.490 billion and $2.374 billion, respectively, and $7.354 billion and $7.197 billion during the nine months ended September 30, 2026 and 2025, respectively. All Medicaid managed care patient service revenue is presented net of provider taxes or assessments paid by our hospitals.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Estimated costs for:
Uninsured patients	$144	$99	$384	$317
Charity care patients	37	45	106	104
Total estimated costs for uninsured and charity care patients	$181	$144	$490	$421

RESULTS OF OPERATIONS
The following table presents our consolidated net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, on a continuing operations basis. Unless otherwise indicated, comparisons of results of operations for the three and nine months ended September 30, 2026 are to the corresponding periods in 2025.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025
Net operating revenues:
Hospital Operations	$4,260	$4,014	6.1%	$12,548	$12,044	4.2%
Ambulatory Care	1,371	1,275	7.5%	4,079	3,739	9.1%
Net operating revenues	5,631	5,289	6.5%	16,627	15,783	5.3%
Revenue from contract termination	646	—		1,472	—
Equity in earnings of unconsolidated affiliates	64	64	—%	180	181	(0.6)%
Operating expenses:
Salaries, wages and benefits	2,173	2,204	(1.4)%	6,578	6,483	1.5%
Supplies	983	931	5.6%	2,928	2,770	5.7%
Other operating expenses, net	1,184	1,119	5.8%	3,480	3,328	4.6%
Depreciation and amortization	217	218	(0.5)%	661	632	4.6%
Impairment and restructuring charges, and acquisition-related costs	37	23	60.9%	92	66	39.4%
Litigation and investigation costs (benefit)	6	(11)	(154.5)%	36	34	5.9%
Net gains on sales, consolidation and deconsolidation of facilities	(9)	(20)	(55.0)%	(43)	(4)	975.0%
Operating income	$1,750	$889	96.9%	$4,547	$2,655	71.3%

Net operating revenues	100.0%	100.0%	—%	100.0%	100.0%	—%
Revenue from contract termination	11.5%	—%	11.5%	8.9%	—%	8.9%
Equity in earnings of unconsolidated affiliates	1.1%	1.2%	(0.1)%	1.1%	1.1%	—%
Operating expenses:
Salaries, wages and benefits	38.6%	41.7%	(3.1)%	39.6%	41.1%	(1.5)%
Supplies	17.5%	17.6%	(0.1)%	17.6%	17.6%	—%
Other operating expenses, net	21.0%	21.2%	(0.2)%	20.9%	21.0%	(0.1)%
Depreciation and amortization	3.8%	4.1%	(0.3)%	4.0%	4.0%	—%
Impairment and restructuring charges, and acquisition-related costs	0.7%	0.4%	0.3%	0.6%	0.4%	0.2%
Litigation and investigation costs (benefit)	0.1%	(0.2)%	0.3%	0.2%	0.2%	—%
Net gains on sales, consolidation and deconsolidation of facilities	(0.2)%	(0.4)%	0.2%	(0.2)%	—%	(0.2)%
Operating income	31.1%	16.8%	14.3%	27.3%	16.8%	10.5%
Consolidated net operating revenues increased by $844 million, or 5.3%, for the nine months ended September 30, 2026. Our Hospital Operations segment’s net operating revenues increased by $504 million, or 4.2%, during the nine months ended September 30, 2026, primarily driven by higher patient volumes as well as continued pricing strength, partially offset by a less favorable payer mix, during the 2026 period. Additionally, in the three months ended September 30, 2026, we recognized cumulative catch-up adjustments associated with the CHI Agreements that increased revenue from contract termination by $233 million and net operating revenues by $97 million.

The following tables present our net operating revenues, operating expenses and operating income, both in dollar amounts and as percentages of net operating revenues, by segment on a continuing operations basis:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$4,260	$1,371	$12,548	$4,079
Revenue from contract termination	646	—	1,472	—
Equity in earnings of unconsolidated affiliates	—	64	1	179
Operating expenses:
Salaries, wages and benefits	1,848	325	5,585	993
Supplies	616	367	1,835	1,093
Other operating expenses, net	978	206	2,871	609
Depreciation and amortization	175	42	537	124
Impairment and restructuring charges, and acquisition-related costs	26	11	51	41
Litigation and investigation costs	6	—	23	13
Net gains on sales, consolidation and deconsolidation of facilities	(4)	(5)	(4)	(39)
Operating income	$1,261	$489	$3,123	$1,424

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Revenue from contract termination	15.2%	—%	11.7%	—%
Equity in earnings of unconsolidated affiliates	—%	4.7%	—%	4.4%
Operating expenses:
Salaries, wages and benefits	43.4%	23.7%	44.5%	24.3%
Supplies	14.5%	26.8%	14.6%	26.8%
Other operating expenses, net	23.0%	15.0%	22.9%	14.9%
Depreciation and amortization	4.1%	3.1%	4.3%	3.2%
Impairment and restructuring charges, and acquisition-related costs	0.6%	0.8%	0.4%	1.0%
Litigation and investigation costs	0.1%	—%	0.1%	0.3%
Net gains on sales, consolidation and deconsolidation of facilities	(0.1)%	(0.4)%	—%	(1.0)%
Operating income	29.6%	35.7%	24.9%	34.9%

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Hospital Operations	Ambulatory Care	Hospital Operations	Ambulatory Care
Net operating revenues	$4,014	$1,275	$12,044	$3,739
Equity in earnings of unconsolidated affiliates	1	63	5	176
Operating expenses:
Salaries, wages and benefits	1,888	316	5,558	925
Supplies	594	337	1,783	987
Other operating expenses, net	926	193	2,771	557
Depreciation and amortization	182	36	522	110
Impairment and restructuring charges, and acquisition-related costs	16	7	35	31
Litigation and investigation costs (benefit)	(11)	—	34	—
Net losses (gains) on sales, consolidation and deconsolidation of facilities	2	(22)	(8)	4
Operating income	$418	$471	$1,354	$1,301

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	—%	4.9%	—%	4.7%
Operating expenses:
Salaries, wages and benefits	47.0%	24.8%	46.1%	24.7%
Supplies	14.8%	26.4%	14.8%	26.4%
Other operating expenses, net	23.1%	15.1%	23.0%	14.9%
Depreciation and amortization	4.6%	2.9%	4.4%	3.0%
Impairment and restructuring charges, and acquisition-related costs	0.4%	0.5%	0.3%	0.8%
Litigation and investigation costs (benefit)	(0.3)%	—%	0.3%	—%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	(1.7)%	(0.1)%	0.1%
Operating income	10.4%	36.9%	11.2%	34.8%

RESULTS OF OPERATIONS BY SEGMENT
Hospital Operations Segment
The following tables present operating statistics, revenues and expenses of our hospitals and related outpatient facilities on a same‑hospital basis, unless otherwise indicated:

	Same-Hospital				Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Admissions, Patient Days and Surgeries	2026	2025			2026	2025
Number of hospitals	49	49	—	(1)	49	49	—	(1)
Total admissions	122,061	118,782	2.8%		362,107	355,836	1.8%
Adjusted admissions	222,195	215,322	3.2%		653,422	639,881	2.1%
Paying admissions (excludes charity and uninsured)	115,292	113,391	1.7%		343,842	340,412	1.0%
Charity and uninsured admissions	6,769	5,391	25.6%		18,265	15,424	18.4%
Admissions through emergency department	91,471	88,523	3.3%		272,566	268,087	1.7%
Paying admissions as a percentage of total admissions	94.5%	95.5%	(1.0)%	(1)	95.0%	95.7%	(0.7)%	(1)
Charity and uninsured admissions as a percentage of total admissions	5.5%	4.5%	1.0%	(1)	5.0%	4.3%	0.7%	(1)
Emergency department admissions as a percentage of total admissions	74.9%	74.5%	0.4%	(1)	75.3%	75.3%	—%	(1)
Surgeries — inpatient	30,236	30,303	(0.2)%		88,794	89,867	(1.2)%
Surgeries — outpatient	38,071	38,731	(1.7)%		113,238	113,939	(0.6)%
Total surgeries	68,307	69,034	(1.1)%		202,032	203,806	(0.9)%
Patient days — total	583,172	569,605	2.4%		1,759,472	1,737,473	1.3%
Adjusted patient days	1,024,789	995,348	3.0%		3,055,712	3,016,357	1.3%
Average length of stay (days)	4.78	4.80	(0.4)%		4.86	4.88	(0.4)%
Licensed beds (at end of period)	12,469	12,434	0.3%		12,469	12,434	0.3%
Average licensed beds	12,469	12,434	0.3%		12,458	12,435	0.2%
Utilization of licensed beds	50.8%	49.8%	1.0%	(1)	51.7%	51.2%	0.5%	(1)

(1)	The change is the difference between the 2026 and 2025 amounts or percentages presented.

	Same-Hospital				Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
Outpatient Visits	2026	2025			2026	2025
Total visits	1,350,015	1,348,337	0.1%		4,039,407	4,078,081	(0.9)%
Paying visits (excludes charity and uninsured)	1,225,321	1,236,995	(0.9)%		3,709,668	3,781,405	(1.9)%
Charity and uninsured visits	124,694	111,342	12.0%		329,739	296,676	11.1%
Emergency department visits	461,266	442,703	4.2%		1,367,925	1,357,994	0.7%
Surgery visits	38,071	38,731	(1.7)%		113,238	113,939	(0.6)%
Paying visits as a percentage of total visits	90.8%	91.7%	(0.9)%	(1)	91.8%	92.7%	(0.9)%	(1)
Charity and uninsured visits as a percentage of total visits	9.2%	8.3%	0.9%	(1)	8.2%	7.3%	0.9%	(1)

(1)	The change is the difference between the 2026 and 2025 percentages presented.

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Revenues	2026	2025		2026	2025
Total segment net operating revenues	$4,236	$3,989	6.2%	$12,482	$11,986	4.1%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues	$3,571	$3,453	3.4%	$10,678	$10,385	2.8%
Net patient service revenue per adjusted admission	$16,071	$16,036	0.2%	$16,342	$16,230	0.7%
Net patient service revenue per adjusted patient day	$3,485	$3,469	0.5%	$3,494	$3,443	1.5%

	Same-Hospital			Same-Hospital
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
Selected Operating Expenses	2026	2025		2026	2025
Salaries, wages and benefits	$1,838	$1,882	(2.3)%	$5,559	$5,552	0.1%
Supplies	613	593	3.4%	1,828	1,782	2.6%
Other operating expenses, net	970	903	7.4%	2,844	2,701	5.3%
	$3,421	$3,378	1.3%	$10,231	$10,035	2.0%

	Same-Hospital			Same-Hospital
Selected Operating Expenses as a Percentage of Net Operating Revenues	Three Months Ended September 30,		Increase (Decrease)(1)	Nine Months Ended September 30,		Increase (Decrease)(1)
	2026	2025		2026	2025
Salaries, wages and benefits	43.4%	47.2%	(3.8)%	44.5%	46.3%	(1.8)%
Supplies	14.5%	14.9%	(0.4)%	14.6%	14.9%	(0.3)%
Other operating expenses, net	22.9%	22.6%	0.3%	22.8%	22.5%	0.3%

(1)	The change is the difference between the 2026 and 2025 percentages presented.
Revenues
Same‑hospital net operating revenues increased by $247 million, or 6.2%, and by $496 million, or 4.1%, during the three and nine months ended September 30, 2026, respectively, driven by higher patient volumes as well as continued pricing strength, partially offset by a less favorable payer mix. Additionally, during the three months ended September 30, 2026, we recognized cumulative catch-up adjustments associated with the CHI Agreements that increased net operating revenues by $97 million.
Salaries, Wages and Benefits
Same‑hospital salaries, wages and benefits expense decreased by $44 million, or 2.3%, in the three months ended September 30, 2026, primarily due to higher employee benefits cost during the 2025 period. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 380 basis points to 43.4% in the three months ended September 30, 2026.
Same‑hospital salaries, wages and benefits expense increased by $7 million, or 0.1%, in the nine months ended September 30, 2026. This increase was primarily attributable to annual merit increases for certain employees and higher incentive compensation expense, partially offset by higher employee benefits cost in the 2025 period. Same‑hospital salaries, wages and benefits expense as a percentage of net operating revenues decreased by 180 basis points to 44.5% in the nine months ended September 30, 2026.
Supplies
Same‑hospital supplies expense increased by $20 million, or 3.4%, and by $46 million, or 2.6%, during the three and nine months ended September 30, 2026, respectively. These increases were driven by higher patient volumes during the 2026 period, partially offset by our cost‑efficiency measures. Same‑hospital supplies expense as a percentage of net operating revenues decreased by 40 basis points and 30 basis points during the three and nine months ended September 30, 2026, respectively.

Other Operating Expenses, Net
Same‑hospital other operating expenses increased by $67 million, or 7.4%, and by $143 million, or 5.3%, during the three and nine months ended September 30, 2026, respectively. The increase in each period was primarily attributable to higher medical fees and malpractice expense during the 2026 periods. Same‑hospital other operating expenses as percentages of net operating revenues during the three and nine months ended September 30, 2026 were generally consistent with the corresponding periods in 2025.
Ambulatory Care Segment
The following table presents selected revenue and expense information for our Ambulatory Care segment:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025
Net operating revenues	$1,371	$1,275	7.5%	$4,079	$3,739	9.1%
Equity in earnings of unconsolidated affiliates	$64	$63	1.6%	$179	$176	1.7%
Salaries, wages and benefits	$325	$316	2.8%	$993	$925	7.4%
Supplies	$367	$337	8.9%	$1,093	$987	10.7%
Other operating expenses, net	$206	$193	6.7%	$609	$557	9.3%
Revenues
Our Ambulatory Care segment’s net operating revenues increased by $96 million, or 7.5%, during the three months ended September 30, 2026. The change was driven by (1) a $57 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $39 million increase in same‑facility net operating revenues, which was primarily attributable to incremental revenue from negotiated commercial rate increases and the addition of new service lines.
During the nine months ended September 30, 2026, net operating revenues in our Ambulatory Care segment increased by $340 million, or 9.1%. This increase was driven by (1) a $205 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) an increase of $135 million in same‑facility net operating revenues attributable to the same factors described above.
Salaries, Wages and Benefits
Salaries, wages and benefits expense increased by $9 million, or 2.8%, during the three months ended September 30, 2026. This change was driven by (1) a $5 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $4 million increase in same‑facility salaries, wages and benefits expense. As a percentage of net operating revenues, salaries, wages and benefits expense decreased to 23.7% for the three months ended September 30, 2026 from 24.8% for the same period in 2025.
Salaries, wages and benefits expense increased by $68 million, or 7.4%, during the nine months ended September 30, 2026. This change was driven by (1) a $34 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) an increase of $34 million in same‑facility salaries, wages and benefits expense. Salaries, wages and benefits expense as a percentage of net operating revenues decreased 40 basis points to 24.3% during the nine months ended September 30, 2026.
Supplies
Supplies expense increased by $30 million, or 8.9%, during the three months ended September 30, 2026. The change was driven by (1) an $8 million increase related to our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $22 million increase in same‑facility supplies expense, due primarily to the addition of new service lines. Supplies expense as a percentage of net operating revenues increased to 26.8% for the three months ended September 30, 2026 from 26.4% for the same period in 2025.
Supplies expense increased by $106 million, or 10.7%, during the nine months ended September 30, 2026. The change was driven by (1) a $50 million increase related to our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $56 million increase in same‑facility supplies expense, due primarily to the addition of new service lines. Supplies expense as a percentage of net operating revenues increased to 26.8% for the nine months ended September 30, 2026 from 26.4% for the same period in 2025.
Other Operating Expenses, Net
Other operating expenses increased by $13 million, or 6.7%, during the three months ended September 30, 2026. The change was driven by (1) a $7 million increase in same‑facility other operating expenses and (2) a $6 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities. Other operating expenses as a percentage of net operating revenues in the three months ended September 30, 2026 was generally consistent with the same period in 2025 at 15.0%.
Other operating expenses increased by $52 million, or 9.3%, during the nine months ended September 30, 2026. The change was driven by (1) a $31 million increase from our 2025 and 2026 acquisitions, de novo development and purchases of controlling interests, partially offset by the impact of the closure and sale of certain facilities, and (2) a $21 million increase in same‑facility other operating expenses. Other operating expenses as a percentage of net operating revenues in the nine months ended September 30, 2026 was generally consistent with the same period in 2025 at 14.9%.
Facility Growth
The following table presents the year-over-year changes in our revenue and cases on a same‑facility systemwide basis:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net revenues	4.5%	5.1%
Cases	(1.5)%	(0.8)%
Net revenue per case	6.1%	6.0%
Facility Acquisitions and Investment
The table below presents the aggregate cash investments and related cash adjustments associated with our acquisition of, and investment in, ownership interests in ambulatory care facilities:

	Nine Months Ended September 30,
	2026	2025
Purchases of controlling interests	$198	$257
Acquisition-related cash adjustments	3	9
Purchases of noncontrolling interests	13	7
Equity investment in facilities that did not result in a change of control:
Unconsolidated facilities	—	4
Consolidated facilities	39	20
	$253	$297
During the nine months ended September 30, 2026, our Ambulatory Care segment paid an aggregate of $211 million to acquire controlling ownership interests in 13 ASCs and noncontrolling ownership interests in an additional two ASCs. In the same period, this segment also commenced operations at four de novo ASCs and ceased operations at 17 ASCs and one surgical hospital.
Consolidated
Gains and Losses on Sales, Consolidation and Deconsolidation of Facilities
We recorded gains from the sale, consolidation and deconsolidation of facilities totaling $43 million during the nine months ended September 30, 2026. The activity during this period, substantially all of which occurred in our Ambulatory Care segment, primarily included gains totaling $23 million from the consolidation of four ASCs and gains of $16 million related to the closure or sale of ASCs.
We recorded net gains from the sale, consolidation and deconsolidation of facilities totaling $4 million during the nine months ended September 30, 2025. The activity during this period primarily included a gain of $10 million related to post‑closing adjustments from our Hospital Operations segment’s 2024 divestiture of five hospitals and certain related operations located in Alabama, gains of $4 million from the sale of facilities by our Ambulatory Care segment and gains of $2 million related to other activity, partially offset by losses of $12 million related to the consolidation of certain facilities by our Ambulatory Care segment.

Net Income Available to Noncontrolling Interests
The table below presents net income available to noncontrolling interests by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hospital Operations	$9	$37	$27	$115
Ambulatory Care	210	200	615	572
Total net income available to noncontrolling interests	$219	$237	$642	$687
LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS
There have been no material changes to our obligations to make future cash payments under scheduled contractual obligations, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the matters set forth below and the additional lease and other long-term debt obligations disclosed in Notes 1 and 5, respectively, to our accompanying Condensed Consolidated Financial Statements.
Long-Term Debt
Interest payments, net of capitalized interest, were $464 million and $499 million in the nine months ended September 30, 2026 and 2025, respectively.
Other Cash Requirements
Capital expenditures were $546 million and $646 million in the nine months ended September 30, 2026 and 2025, respectively. We anticipate that our capital expenditures for the year ending December 31, 2026 will total approximately $700 million to $800 million, including $111 million that was accrued as a liability at December 31, 2025.
We made income tax payments, net of tax refunds, of $493 million during the nine months ended September 30, 2026 and $329 million during the same period in 2025. The current portion of our income tax payable was $22 million at September 30, 2026, with no corresponding current liability outstanding at December 31, 2025.
SOURCES AND USES OF CASH
Our liquidity for the nine months ended September 30, 2026 was primarily derived from net cash provided by operating activities, cash on hand and the issuance of long-term debt. Our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors. Our senior secured revolving credit facility (the “Credit Agreement”) provides additional liquidity to manage fluctuations in operating cash caused by these factors.
Net cash provided by operating activities was $3.507 billion in the nine months ended September 30, 2026 compared to $2.809 billion in the nine months ended September 30, 2025. Key factors contributing to the change between the 2026 and 2025 periods included the following:
•Contract termination payments received of $540 million in the 2026 period;
•Interest payments that were $35 million lower in the 2026 period;
•A $164 million increase in income tax payments during the 2026 period; and
•The timing of working capital items.
Net cash used in investing activities decreased by $68 million, or 8%, during the nine months ended September 30, 2026 compared to the same period in 2025. This decrease was primarily attributable to (1) lower capital expenditures, largely related to the completion of our Florida Coast Medical Center in September 2025, and (2) lower spending on acquisitions of controlling interests in businesses and joint ventures due to the timing of transactions, partially offset by (3) an increase in expenditures for marketable securities and long-term investments, reflecting the investment of funds held for insurance-related obligations and increased equity investments to support the continued growth of our Ambulatory Care segment.

Net cash used in financing activities increased by $931 million, or 47%, during the nine months ended September 30, 2026 compared to the same period in 2025. This increase was primarily due to Conifer’s redemption of CHI’s minority interest effective January 1, 2026 and an increase in cash used to purchase our common stock during the 2026 period. Financing activities in 2026 also included the issuance of our 2034 Senior Notes, the net proceeds from which, together with cash on hand, were used to finance the redemption of all of our 2027 Senior Secured First Lien Notes and the partial redemption of our 2028 Senior Notes. These transactions reduced our secured debt and refinanced a portion of our near-term maturities with notes due in 2034. For additional information, see Note 5 to the accompanying Condensed Consolidated Financial Statements.
We repurchase shares of our common stock from time to time under our share repurchase program, at management’s discretion subject to market conditions and other factors. The program has no expiration date, does not require any minimum amount of repurchases and may be suspended or discontinued at any time. At September 30, 2026, there was $1.875 billion available under the program for future repurchases.
DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS
At September 30, 2026, we had outstanding senior unsecured notes and senior secured first lien notes with aggregate principal amounts outstanding of $12.662 billion. These notes have fixed interest rates and require semi-annual interest payments in arrears. The principal and any accrued but unpaid interest is due upon the maturity date of the respective notes, which dates are staggered from June 2028 through September 2034. We believe that the fixed-rate structure of these notes helps to reduce the near-term impact of increases in interest rates, and their staggered maturities allow us to retire or refinance our debt over time.
Our Credit Agreement is an additional source of liquidity to manage fluctuations in operating cash. At September 30, 2026, we had no cash borrowings outstanding under the Credit Agreement. Based on our eligible accounts receivable, eligible inventory and Medicaid supplemental payments, $1.900 billion was available for borrowing under the Credit Agreement at September 30, 2026.
In addition, we have a letter of credit facility that provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $200 million. At September 30, 2026, we had $105 million of standby letters of credit outstanding under this facility.
Our Credit Agreement, letter of credit facility, and senior unsecured and senior secured first lien notes contain certain covenants and conditions. We were in compliance with all such applicable covenants and conditions at September 30, 2026. For additional information regarding our long-term debt, see Note 5 to the accompanying Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.
LIQUIDITY
We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement and anticipated future cash provided by our operating activities are adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, are adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to current and former joint venture partners, and other presently known operating needs. From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and the financing alternatives available at that time.
Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. Our cash requirements could be materially affected by the use of cash for acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual or regulatory commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. Changes in federal and state statutes, regulations and executive orders, particularly those impacting government healthcare funding, could adversely affect our liquidity. In addition, our liquidity could be adversely affected should there be a deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed herein and the Risk Factors section in Part I of our Annual Report.
CRITICAL ACCOUNTING ESTIMATES
In preparing our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, we must use estimates and assumptions that affect the amounts reported in our

Condensed Consolidated Financial Statements and accompanying notes. A discussion of our critical accounting estimates is provided in the Critical Accounting Estimates section in Part II of our Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table presents information about certain of our market-sensitive financial instruments at September 30, 2026. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the end of the reporting period. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$27	$157	$1,931	$1,464	$3,493	$6,269	$13,341	$12,886
Average effective interest rates	7.3%	7.8%	5.7%	4.4%	5.4%	6.3%	5.8%
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2026 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase transactions completed during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
July 1 through July 31, 2026	—	$—	—	$2,130
August 1 through August 31, 2026	511	$260.16	511	$1,997
September 1 through September 30, 2026	459	$265.71	459	$1,875

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
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended September 30, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of the SEC’s Regulation S-K.

ITEM 6. EXHIBITS
Unless otherwise indicated, the following exhibits are filed (or, in the case of Exhibit 32, furnished) with this report:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Forty-Third Supplemental Indenture, dated as of September 22, 2026, between the Company and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 22, 2026)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Saumya Sutaria, M.D., Chief Executive Officer

(b) Certification of Sun Park, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications of Saumya Sutaria, M.D., Chief Executive Officer, and Sun Park, Executive Vice President and Chief Financial Officer

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

(104)	Cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: October 29, 2026	By:	/s/ J. MICHAEL GROOMS
J. Michael Grooms
Senior Vice President, Controller
(Principal Accounting Officer)